Form 10-Q
period 1999-09-30
TELECOMUNICACIONES DE PUERTO RICO INC
filed 1999-11-15
CIK 1089357

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

               For the quarterly period ended: SEPTEMBER 30, 1999

                                       Or

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

                For the transition period from _______ to _______


                        Commission File Number 333-85503


                     TELECOMUNICACIONES DE PUERTO RICO, INC.
      --------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



  Commonwealth of Puerto Rico                           66-0566178
(STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)

       1515 F.D. Roosevelt Avenue
         Guaynabo, Puerto Rico                            00968
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                (ZIP CODE)

         Registrant's telephone number, including area code 787-793-1818



         (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                YES   [ ]        NO   [X]


================================================================================

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

            TELECOMUNICACIONES DE PUERTO RICO, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                 COMPANY        PREDECESSORS
                                                                                -----------      -----------

                                                                               SEPTEMBER 30,    DECEMBER 31,
                                                                                   1999             1998
ASSETS                                                                          (UNAUDITED)
                                                                                -----------      -----------
                                                                                       (IN THOUSANDS)
CURRENT ASSETS:
     Cash and cash equivalents ............................................     $    34,832      $    35,611
     Accounts receivable, net of allowance for doubtful accounts
       of $55,620,000 and $56,003,000 in 1999 and 1998, respectively ......         368,039          365,137
     Inventory and supplies ...............................................          37,828           28,117
     Prepaid expenses .....................................................          11,106            6,491
     Deferred income tax ..................................................          27,598               --
                                                                                -----------      -----------
         Total current assets .............................................         479,403          435,356
PROPERTY, PLANT AND EQUIPMENT, Net ........................................       1,714,446        1,987,901
INTANGIBLES, Net ..........................................................         290,430           21,664
DEFERRED INCOME TAX .......................................................         210,707               --
OTHER ASSETS ..............................................................          20,838           11,683
                                                                                -----------      -----------
TOTAL ASSETS ..............................................................     $ 2,715,824      $ 2,456,604
                                                                                ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
      Short-term debt .....................................................     $       168      $       235
      Accounts payable and accrued expenses ...............................         306,571          286,513
      Compensated absences and other liabilities ..........................          74,255           60,480
                                                                                -----------      -----------
         Total current liabilities ........................................         380,994          347,228
LONG-TERM DEBT, excluding current portion .................................       1,465,353              515
CUSTOMERS' DEPOSITS .......................................................          42,080           41,437
EMPLOYEE BENEFIT PLANS LIABILITY ..........................................         414,855          221,085
OTHER NON-CURRENT LIABILITIES .............................................          27,715           33,655
                                                                                -----------      -----------
          Total liabilities ...............................................       2,330,997          643,920
                                                                                -----------      -----------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
    Common stock ..........................................................              10                6
    Additional paid-in capital ............................................         699,274        1,835,800
    Deferred ESOP compensation ............................................         (34,800)              --
    Subscription receivable ...............................................        (166,086)              --
    Retained deficit ......................................................        (103,668)              --
    Accumulated other comprehensive loss ..................................          (9,903)         (23,122)
                                                                                -----------      -----------
          Total shareholders' equity ......................................         384,827        1,812,684
                                                                                -----------      -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ................................     $ 2,715,824      $ 2,456,604
                                                                                ===========      ===========

See notes to condensed consolidated financial statements.

            TELECOMUNICACIONES DE PUERTO RICO, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                    COMPANY       PREDECESSORS         COMPANY                 PREDECESSORS
                                                    -------       ------------         -------         -----------------------------
                                                                                          FOR THE 1999 PERIOD
                                                                                     ----------------------------
                                                 FOR THE THREE     FOR THE THREE        MARCH 2,         JANUARY 1     FOR THE NINE
                                                  MONTHS ENDED      MONTHS ENDED        THROUGH          THROUGH       MONTHS ENDED
                                                  SEPTEMBER 30,     SEPTEMBER 30,    SEPTEMBER 30,       MARCH 1,      SEPTEMBER 30,
                                                      1999             1998                                                1998
                                                   ---------         ---------         ---------         --------        ---------
                                                                                    (IN THOUSANDS)
REVENUES AND SALES:
  Local services                                   $ 126,152         $ 117,825         $ 286,764         $ 80,196        $ 356,279
  Long distance services                              46,850            64,920           120,821           48,613          190,485
  Access services                                     79,514            70,538           201,161           49,517          222,220
  Cellular services                                   34,991            25,370            80,231           20,541           73,774
  Paging services                                     11,894            12,529            28,829            8,202           43,643
  Directory services                                   9,706             9,427            22,838            6,726           27,974
  Other services and sales                            20,517             1,371            41,200            9,505           30,157
                                                   ---------         ---------         ---------         --------        ---------
        Total revenues and sales                     329,624           301,980           781,844          223,300          944,532
                                                   ---------         ---------         ---------         --------        ---------

OPERATING COSTS AND EXPENSES:
  Cost of services and sales                         115,025            88,542           267,372           91,723          297,965
  Selling, general and administrative                 99,699            77,616           235,985           49,983          235,861
  ESOP compensation expense                               --                --                --           26,100               --
  Early retirement provision                         126,843                --           126,843            4,226               --
  Depreciation and amortization                       72,760            74,988           172,913           50,393          220,675
                                                   ---------         ---------         ---------         --------        ---------
        Total operating costs and expenses           414,327           241,146           803,113          222,425          754,501
                                                   ---------         ---------         ---------         --------        ---------

OPERATING INCOME (LOSS)                              (84,703)           60,834           (21,269)             875          190,031
                                                   ---------         ---------         ---------         --------        ---------

OTHER INCOME (EXPENSE):
  Interest income (expense), net                     (19,334)               68           (48,928)             407               47
  Other income (expense), net                             --               (69)             (569)             569             (167)
                                                   ---------         ---------         ---------         --------        ---------
        Total other income (expense), net            (19,334)               (1)          (49,497)             976             (120)
                                                   ---------         ---------         ---------         --------        ---------

INCOME (LOSS) BEFORE INCOME TAX                     (104,037)           60,833           (70,766)           1,851          189,911

INCOME TAX (BENEFIT) EXPENSE                         (39,328)               --           (27,598)              --               --
                                                   ---------         ---------         ---------         --------        ---------


INCOME (LOSS) BEFORE EXTRAORDINARY CHARGE            (64,709)           60,833           (43,168)           1,851          189,911
EXTRAORDINARY CHARGE-
  DISCONTINUANCE OF REGULATORY
  ACCOUNTING, net of income tax benefit of $38,750       --                --            (60,500)             --               --
                                                   ---------         ---------         ---------         --------        ---------
NET INCOME (LOSS)                                  $ (64,709)        $  60,833         $(103,668)        $  1,851        $ 189,911
                                                   =========         =========         =========         ========        =========

See notes to condensed consolidated financial statements.

            TELECOMUNICACIONES DE PUERTO RICO, INC. AND SUBSIDIARIES

        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)

                                                    COMPANY       PREDECESSORS         COMPANY                 PREDECESSORS
                                                    -------       ------------         -------         -----------------------------
                                                                                        FOR THE 1999 PERIOD
                                                                                   --------------------------
                                                 FOR THE THREE     FOR THE THREE     MARCH 2,      JANUARY 1,        FOR THE NINE
                                                  MONTHS ENDED     MONTHS ENDED      THROUGH        THROUGH          MONTHS ENDED
                                                  SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,     MARCH 1,        SEPTEMBER 30,
                                                       1999            1998                                            1998
                                                --------------     -----------     -------------   ----------        -------------
                                                                                    (IN THOUSANDS)
NET INCOME (LOSS) ..........................        $(64,709)        $60,833        $(103,668)        $ 1,851         $189,911

OTHER COMPREHENSIVE INCOME (LOSS):

  Minimum pension liability adjustment .....              --              --               --          (2,369)              --
                                                    --------         -------        ---------         -------         --------

COMPREHENSIVE INCOME  (LOSS) ...............        $(64,709)        $60,833        $(103,668)        $  (518)        $189,911
                                                    ========         =======        =========         =======         ========


See notes to condensed consolidated financial statements.

            TELECOMUNICACIONES DE PUERTO RICO, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)


                                                                    ADDITIONAL         DEFERRED
                                                   COMMON            PAID-IN             ESOP          SUBSCRIPTION
                                                    STOCK            CAPITAL         COMPENSATION       RECEIVABLE
                                                    -----            -------         ------------       ----------
                                                                                      (IN THOUSANDS)
PREDECESSORS:

BALANCE, DECEMBER 31, 1998 ...............       $         6        $ 1,835,800        $      --        $      --
   Net income, January 1, 1999 to
     March 1, 1999 .......................
   Capital contributions .................                              110,577
   Special dividend ......................                           (1,570,182)
   Dividends and return of capital .......                              (98,811)
   Minimum pension liability
     adjustment ..........................
   Shares of common stock
     contributed to the ESOP .............                               26,100          (26,100)
                                                 -----------        -----------        ---------        ---------

BALANCE, MARCH 1, 1999 ...................       $         6        $   303,484        $ (26,100)       $      --
                                                 ===========        ===========        =========        =========

COMPANY:

BALANCE, MARCH 1, 1999 ...................       $        --        $        --        $      --        $      --
  Acquisition by GTE and Popular Inc.
     and partial step up in accounting
     basis ...............................                10            530,866          (26,100)
  ESOP contribution ......................                                8,700           (8,700)
  Contribution receivable from PRTA ......                              159,708                          (159,708)
  Accretion of discount on subscription
     receivable ..........................                                                                 (6,378)
  Net loss, March 2, 1999 to September
     30, 1999 ............................
                                                 -----------        -----------        ---------        ---------
BALANCE, SEPTEMBER 30, 1999 ..............       $        10        $   699,274        $ (34,800)       $(166,086)
                                                 ===========        ===========        =========        =========


                                                                   ACCUMULATED
                                                     RETAINED         OTHER
                                                     EARNINGS     COMPREHENSIVE
                                                     (DEFICIT)         LOSS             TOTAL
                                                     ---------         ----             -----

PREDECESSORS:

BALANCE, DECEMBER 31, 1998 ...............           $      --        $(23,122)       $1,812,684
   Net income, January 1, 1999 to
     March 1, 1999 .......................               1,851                             1,851
   Capital contributions .................                                               110,577
   Special dividend ......................                                            (1,570,182)
   Dividends and return of capital .......              (1,851)                         (100,662)
   Minimum pension liability
     adjustment ..........................                               2,369             2,369
   Shares of common stock
     contributed to the ESOP .............                                                    --
                                                     ---------        --------        ----------

BALANCE, MARCH 1, 1999 ...................           $      --        $(20,753)       $  256,637
                                                     =========        ========        ==========

COMPANY:

BALANCE, MARCH 1, 1999 ...................           $      --        $     --        $       --
  Acquisition by GTE and Popular Inc.
     and partial step up in accounting
     basis ...............................                              (9,903)          494,873
  ESOP contribution ......................
  Contribution receivable from PRTA ......
  Accretion of discount on subscription
     receivable ..........................                                                (6,378)
  Net loss, March 2, 1999 to September
     30, 1999 ............................            (103,668)                         (103,668)
                                                     ---------        --------        ----------
BALANCE, SEPTEMBER 30, 1999 ..............           $(103,668)       $ (9,903)       $  384,827
                                                     =========        ========        ==========

See notes to condensed consolidated financial statements.

            TELECOMUNICACIONES DE PUERTO RICO, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                         COMPANY                       PREDECESSORS
                                                                       -------------       -----------------------------------
                                                                            FOR THE 1999 PERIOD
                                                                       -----------------------------
                                                                         MARCH 2,          JANUARY 1       FOR THE NINE MONTHS
                                                                         THROUGH            THROUGH        ENDED SEPTEMBER 30,
                                                                       SEPTEMBER 30,        MARCH 1,              1998
                                                                       -------------       ----------      -------------------
                                                                                         (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) .............................................       $  (103,668)       $     1,851        $ 189,911
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
      Extraordinary charge ......................................            60,500                 --               --
      Depreciation and amortization .............................           172,913             50,393          220,675
      Accretion of discount on subscription
       receivable ...............................................            (6,378)                --               --
      Deferred income tax .......................................           (27,598)                --               --
      Early retirement provision ................................           126,843                 --               --
      ESOP compensation expense .................................                --             26,100               --
      Changes in assets and liabilities:
        Accounts receivable .....................................             2,298            (14,496)         (48,612)
        Inventory and supplies ..................................             3,489             (1,306)           1,799
        Prepaid and other assets ................................           (16,388)             2,374           (5,397)
     Accounts payable and accrued expenses, employee
       benefit plans, compensated absences and other
       liabilities, customers' deposits and other liabilities ...             6,835             (9,059)          35,384
                                                                        -----------        -----------        ---------
              Net cash provided by operating activities .........           218,846             55,857          393,760
                                                                        -----------        -----------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES:

   Acquisition and construction of telephone plant,
       including cost of removal ................................          (134,013)           (33,237)        (143,457)
   Net salvage on retirements ...................................             3,995                 73            7,156
                                                                        -----------        -----------        ---------
              Net cash used in investing activities .............          (130,018)           (33,164)        (136,301)
                                                                        -----------        -----------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:

   Capital contributions ........................................                --            110,577          165,823
   Dividends and return of capital ..............................                --            (83,116)        (418,221)
   Deferred ESOP contribution ...................................                --            (26,100)              --
   Net borrowings under line-of-credit agreement
     and proceeds from issuance of long-term debt ...............         1,039,838          1,583,044               --
   Special dividend paid to PRTA ................................                --         (1,570,182)              --
   Repayment of principal on debt and capital
     lease obligations ..........................................        (1,166,361)                               (390)
                                                                        -----------        -----------        ---------
              Net cash provided by (used in) financing
                activities ......................................          (126,523)            14,223         (252,788)
                                                                        -----------        -----------        ---------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS ............           (37,695)            36,916            4,671

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD .....................................................            72,527             35,611           21,254
                                                                        -----------        -----------        ---------
CASH AND CASH EQUIVALENTS
  AT END OF PERIOD ..............................................       $    34,832        $    72,527        $  25,925
                                                                        ===========        ===========        =========


See notes to condensed consolidated financial statements.

TELECOMUNICACIONES DE PUERTO RICO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
--------------------------------------------------------------------------------

1.   BASIS OF PRESENTATION

     The unaudited condensed consolidated financial statements have been prepared pursuant to rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Management believes the financial statements include all adjustments, and recurring accruals necessary to present fairly the financial information and changes in the basis of accounting to properly account for the acquisition as explained in Note 2. The December 31, 1998 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These financial statements should be read in conjunction with the 1998 and June 30, 1999 audited financial statements of Telecomunicaciones de Puerto Rico and its Predecessors included in Form S-4/A, which was filed with the SEC on October 27, 1999.

     The condensed consolidated financial statements of the Predecessors for the two-month period ended March 1, 1999, the nine-month period ended September 30, 1998, and as of December 31, 1998, reflect the historical cost of its assets and liabilities and results of its operations prior to completion of the Acquisition and are referred to as the Predecessors' condensed consolidated financial statements. Accordingly, the accompanying financial statements of the Predecessors and the Company are not comparable in all material respects, since the Company's financial condition, results of operations, and cash flows use a new accounting basis. PRTC and CT are wholly owned subsidiaries, and fully and unconditionally guarantee payment of the senior notes, as set forth in the Indenture.

     Separate financial statements for PRTC and CT have not been included because the aggregate net assets, earnings and equity of PRTC and CT are substantially equivalent to the aggregate net assets, earnings and equity of the Company on a consolidated basis. Management believes that separate financial statements and other disclosures concerning PRTC and CT are not material to investors. In addition, the Company's only other subsidiary, Puerto Rico Telephone Directories, Inc. (which is not a guarantor of the senior notes) is inconsequential to the consolidated financial statements.

2. THE ACQUISITION, RELATED CORPORATE RESTRUCTURING AND CHANGES IN ACCOUNTING BASIS

     THE ACQUISITION AND CORPORATE RESTRUCTURING

     On April 7, 1997, the Government of the Commonwealth of Puerto Rico (the "Government of Puerto Rico") announced a plan, which would result in the privatization of the Puerto Rico Telephone Company, Inc. ("PRTC") and Celulares Telefonica, Inc. ("CT"), through a competitive bidding process. On July 21, 1998, after the conclusion of the bidding process, a consortium led by GTE Corporation (the "GTE Group") was awarded the right to purchase a controlling interest in Telecomunicaciones de Puerto Rico, Inc. (the "Company" or the "Successor") (the "Acquisition") and entered into a purchase agreement. Under the provisions of the Acquisition agreement, the Company, a Puerto Rico corporation, was utilized for the purpose of acquiring the stock of PRTC and CT from the Puerto Rico Telephone Authority ("PRTA") in connection with the privatization. On March 1, 1999, pursuant to the terms of the Acquisition agreement, the Company acquired 100% of the common stock of PRTC and CT (the "Predecessors"). Prior to the Acquisition of the Predecessors, the Company had no operations, nor assets and liabilities, and operated as a holding company formed in connection with the efforts to privatize the Predecessors and to consummate the sale of an interest in the Predecessors to the GTE Group under the Acquisition agreement.

     A financing and the creation of an employee stock ownership plan (the ESOP") immediately preceded the Acquisition. The PRTA paid itself a special dividend of $1,570 million comprised of $1,565 million from a syndicated bank borrowing and $5 million in outstanding cash of the Predecessor. The PRTA contributed 3% of its shares to the ESOP directly and the Company acquired and contributed 3% of the shares through an additional $26 million borrowing by the Predecessor.

     The Acquisition closed on March 2, 1999 with a subsidiary of GTE Corporation (member of the GTE Group) acquiring a 40.01% plus one share interest and Popular Inc. acquiring a 9.99% interest in the Company. The PRTA received $470 million in cash from GTE and Popular bringing its' cash proceeds for the acquisition and related financing to $2.040 billion. The PRTA holds a 43% less one-share remaining interest in the Company.

     The Acquisition agreements also provided for the following:

     o The PRTA will contribute cash or stock worth a total of $200 million as capital contributions in even installments over five years beginning on March 2, 2000. The Company will use the $200 million to fund its unfunded pension and other post-employment benefit obligations. The contribution must be in cash for the first two installments and cash or stock of the Company for the last three installments. The future receipts have been recorded at their discounted present value of $159.7 million (at an 8% discount rate).

     o GTE and Popular purchased 1% of the Company's shares from the PRTA and contributed them to the ESOP.

     o The ESOP acquired an additional 3% interest in the Company with funds borrowed from the Company.

     PARTIAL STEP-UP IN ACCOUNTING BASIS

     The Acquisition was accounted for following rules governing partial step-up accounting under the Accounting Principles Board Opinion (APB) No.16, and Business Combinations and Emerging Issues Task Force Consensus (EITF) 88-16 "Basis in Leveraged Buyout Transactions". The Acquisition resulted in a purchase of 100% of the common stock of PRTC and CT by the Company, a purchase of a controlling interest in the Company by a new group of controlling investors with the shareholder of the Predecessors maintaining a minority interest in the new company. Under EITF 88-16, a partial step-up is required to reflect the difference between the book value of the portion of the assets and liabilities purchased by GTE and Popular Inc. and the fair value on the Acquisition date. In accordance with EITF 88-16, no step-up is recorded for the portion of the assets and liabilities that continue to be owned by the PRTA.

     The excess of the purchase price over the basis in the assets and liabilities of the Company has been allocated to the net assets acquired on a preliminary basis reflecting the 50% interest acquired by the GTE Group and Popular as follows (amounts in thousands):

         Goodwill and other long-term intangible assets...............     $268,006
         Deferred tax assets..........................................      171,356
         Property, plant and equipment................................      (99,250)
         Employee benefit plan liabilities............................     (116,426)
         Other intangibles, net.......................................        3,700
                                                                           --------
         Total increase in paid-in capital............................     $227,386
                                                                           ========

     These adjustments consider the effect of the change in the status of the Company as a tax paying enterprise after March 2, 1999, as required by the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes". The Company has estimated the purchase price allocation based on an estimate of the tax basis of the assets and liabilities that will be established with the Puerto Rico Treasury Department. The Company intends to finalize the purchase price allocation by the end of the year upon final determination of the tax basis of the assets and liabilities for income tax purposes and other adjustments that may be required. The deferred tax asset will be reduced in the future as the tax benefits associated with the increase in the tax basis of the Company's assets are realized through its payment of reduced income taxes.

     DISCONTINUATION OF SFAS NO. 71, ACCOUNTING FOR THE EFFECTS OF CERTAIN TYPES OF REGULATION

     During 1996, the Government of the Commonwealth of Puerto Rico enacted the Telecommunications Act of 1996 (the "Puerto Rico Act") which began a process to open the local telecommunications market in Puerto Rico to competition. This process resulted in the PRTA's decision to privatize the local exchange telephone operations of the Predecessors through its Acquisition by the GTE Group and Popular Inc.

     Prior to the Acquisition, PRTC's rates were regulated based upon rate of return/cost of service regulation. The entity was also entitled to cost support from subsidy pools administered by the National Exchange Carrier Association ("NECA") for operation in high cost regions. As a rate of return carrier, PRTC was permitted to charge prices sufficient to cover its costs and provide the entity with a permitted annual rate of return of up to 11.5%. The high cost support subsidies provided the PRTC with the funds which assisted it in achieving the 11.5% rate of return. After the Acquisition, PRTC, as an indirect subsidiary of GTE, will be considered a price cap carrier. As a price cap carrier, the PRTC's prices, rather than its costs and earnings, will be regulated. The PRTC must exit the long-term support payment pool in the first half of 2000 and implement a price cap mechanism related to the recovery of common carrier line costs. When PRTC exits the long-term support pool, it will be able to charge inter-exchange carriers a pre-subscribed inter-exchange carrier common line charge ("PICC") which is assessed on an access line basis for interconnection to the Company's local network. The PRTC estimates that the annualized pre-tax loss in long term support will be approximately $70 million. Competition will result in prices charged based upon market forces and not PRTC's cost of providing service.

     In addition to the opening of its markets to competitive entry and changes to the regulatory provisions for setting rates, PRTC also terminated, in anticipation of the Acquisition, a mutual noncompete agreement with Telefonica Larga Distancia (TLD), a provider of international long distance services to Puerto Rico. The agreement had prohibited PRTC from providing international long distance telephone service and had prohibited TLD from providing local exchange telephone service in Puerto Rico. In addition, on February 1, 1999 the requirement for customers of competitors to dial an access code has been eliminated with the implementation of equal access dialing as mandated by the FCC. These actions, along with entrance into the market place of other competitors, will significantly increase competition in the future. PRTC also agreed not to increase prices for basic wireline services for three years as a condition in the Acquisition agreement.

     As a result of the changes in the regulation of PRTC's rates, the competitive environment and the terms of the Acquisition, PRTC has determined that regulatory accounting principles as set forth in SFAS No. 71 are no longer applicable to its operations. Accordingly, it has discontinued the application of SFAS No. 71 in conformance with SFAS No.
     101. In general, SFAS No. 71 required the Company to depreciate their telephone plant and equipment over lives approved by the regulator that, in many cases, extended beyond the assets' economic lives. SFAS No. 71 also required the deferral of certain costs based upon approvals received from regulators to recover such costs in the future. As a result of these requirements, the recorded net book value of the Company's assets, primarily telephone plant and equipment, were in many cases higher than that which would otherwise have been recorded had depreciation expense been based on their economic lives. As a result of the decision to discontinue SFAS No. 71, an assessment of the cost of property, plant and equipment that will not be realized based on an analysis of the cash flows expected to be generated by the telephone plant and equipment over their remaining economic lives established in light of competitive trends and technology replacement by PRTC has resulted in the write-down of plant and equipment in the amount of $198.5 million. A proportionate amount of this adjustment (approximately $99.2 million) has been accounted for as a purchase price adjustment in accordance with the provisions of partial step-up accounting to reflect the fair market values of the assets acquired on March 2, 1999. The remaining $99.2 million was recorded as an extraordinary charge in the accompanying consolidated statements of operations ($60.5 million after tax). The Company has shortened the depreciable lives of its telephone plant and equipment, as set forth below, to reflect the estimated changes in economic lives experienced due to the introduction of competition and changes in telecommunications technology.

                                                                             Depreciable Lives
         Asset Category                                                           in Years
         --------------                                                      -----------------
                                                                             Before      After
                                                                             ------      -----
         Digital Switching Equipment                                          17.2       11.5

         Digital Circuit Equipment                                            12.7        8.4

         Underground Cable                                                    25.9       15.2

         Buried Cable                                                         23.9       14.5

         Other                                                                 6.3        3.8

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION

     The accompanying condensed consolidated financial statements include the accounts of the Company and its subsidiaries after the elimination of significant intercompany transactions and balances.

     The financial statements of the Predecessors include the combined accounts of PRTC and CT after the elimination of all significant transactions between these two companies.

     USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     REVENUE RECOGNITION

     Revenues are generally recognized when services are rendered or products are delivered to customers.

     Long distance and access services revenues are derived from long distance calls within Puerto Rico, carrier charges for access to the local exchange network, subscriber line charges and other services offered to the long distance carriers under contractual arrangements. Carrier Common Line access services revenues are generated based on the participation by the PRTC in revenue pools with other telephone companies managed by NECA, which are funded by access charges authorized by the Federal Communications Commission ("FCC") and long-term support amounts received from the Universal Service Fund. Pooled amounts are divided among telephone companies based on allocations of costs and investments in providing interstate services.

     Revenues generated from access services and certain other long distance services have been determined from preliminary allocations and cost studies and is subject to final settlements in subsequent periods.

     Toll services provided from overseas long distance telecommunications services are recognized when earned regardless of the period in which they are billed to the customer.

     Other revenues include services generated based on independent agreements with long distance carriers.

     Installation fees, which are set at amounts intended to recover the cost of installation, are recognized as revenue at the time of installation. Installation revenues in excess of installation costs, if any, are deferred and amortized over the estimated life of the customer.

     CASH AND CASH EQUIVALENTS

     The Company considers short-term investments maturing in 3 months as cash equivalents.

     ALLOWANCE FOR DOUBTFUL ACCOUNTS

     Management believes the allowance for doubtful account is adequate to absorb possible losses on receivables based on its evaluation and prior experience. Because of uncertainties inherent in the estimation process, the allowance could change in the near term.

     INVENTORY AND SUPPLIES

     Inventory and supplies are stated at average cost net of reserves for obsolescence.

     PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are stated at the original cost of acquisition or construction. Maintenance, repairs and the cost of removal of minor items of property are charged to expense. Property retired or otherwise disposed of in the ordinary course of business, together with the cost of removal, less salvage, is charged to accumulated depreciation with no gain or loss recognized. Depreciation and amortization is computed on the straight-line method at rates considered adequate to allocate the cost of the various classes of property over their estimated lives.

     INTANGIBLE ASSETS

     As a result of the Acquisition, the Company recorded goodwill and other long-term intangible assets (primarily franchises, licenses and brand name) of $268.0 million, which are amortized on a straight-line basis over 25 years.

     The Company also recorded a $18.2 million intangible asset related to the customer base as a result of the Acquisition. This asset is amortized over 3 years.

     EMPLOYEE BENEFIT PLANS

     Pension and post-retirement health care and life insurance benefits earned as well as interest on projected benefit obligations are accrued currently. Prior service costs and credits resulting from changes in plan benefits are amortized over the average remaining service period of the employees expected to receive the benefits.

     FAIR VALUE OF FINANCIAL INSTRUMENTS

     Carrying amounts for cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to their short-term duration. The carrying value of short and long-term debt approximates fair value.

     VALUATION OF ASSETS

     The impairment of tangible and intangible assets is assessed when changes in circumstances indicate that their carrying value may not be recoverable. Under SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", a determination of impairment, if any, is made based on estimated future cash flows, salvage value or expected net sales proceeds depending on the circumstances. In circumstances where this assessment indicates an impairment exists, a loss is recognized when the carrying value of the assets exceeds fair value. Fair value is determined based on quoted market prices or other pertinent information when quoted market prices are not available.

     In instances where goodwill has been recorded in connection with impaired assets, the carrying amount of the goodwill would first be eliminated before any reduction to the carrying value of tangible or identifiable intangible assets would occur.

     The Company's policy is to record asset impairment losses, and any subsequent adjustments to such losses as initially recorded, as well as net gains or losses on sales of assets as a component of operating income.

     Under Accounting Principles Board Opinion No. 17, "Intangible Assets", the Company also annually evaluates the future period over which the benefit of goodwill or other intangibles will be recovered, based on future cashflows, and changes the amortization life accordingly.

     INCOME TAXES

     Deferred tax assets and liabilities are established for temporary differences between the way certain income and expense items are reported for financial reporting and tax purposes. Deferred tax assets and liabilities are adjusted, to the extent necessary, to reflect tax rates expected to be in effect when the temporary differences reverse. A valuation allowance is established for deferred tax assets for which realization is not likely.

     RECLASSIFICATIONS

     Reclassifications of prior years' data have been made, where appropriate, to conform to the 1999 presentation.

     IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

     In March 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Under the provisions of this SOP, effective January 1, 1999, the Company was required to capitalize and amortize the cost of all internal-use software expenditures. Implementation of this statement did not have a material effect on results of operations.

     In June 1998, the Financial Accounting Standard Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. The statement requires entities that use derivative instruments to measure these instruments at fair value and record them as assets or liabilities on the balance sheet. It also requires entities to reflect the gains or losses associated with changes in the fair value of these derivatives, either in earnings or as a separate component of comprehensive income, depending on the nature of the underlying contract or transaction. The Company's does not currently use derivative instruments. Therefore, the adoption of SFAS No. 133 is not expected to have a significant effect on the Company's results of operations or financial condition.

4.   PRO FORMA INFORMATION (UNAUDITED)

     The following unaudited pro forma condensed consolidated financial information was prepared assuming the acquisitions took place on January 1, 1998. Pro forma information is presented for comparative purposes only and does not purport to be indicative of the results which would have been achieved had this acquisition occurred as of January 1, 1998, nor does it purport to be indicative of the results that may be achieved in the future.

                                         NINE MONTHS ENDED      YEAR ENDED
                                           SEPTEMBER 30,       DECEMBER 31,
                                               1999               1998
                                             ---------        -----------
                                                   (In thousands)
Revenues and sales                           $ 952,644        $ 1,200,684

Loss before income tax                       $(153,417)       $   (50,454)

Loss before extraordinary charge             $ (93,584)       $   (30,377)
                                             =========        ===========

     The pro forma amounts reflect pro forma adjustments for interest expense, property, municipal and unemployment taxes, management and technology fees, amortization expense, and loss in long term support from NECA.

5.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consists of:

                                                             SEPTEMBER 30,    DECEMBER 31,
                                                                1999             1998
                                                              (COMPANY)      (PREDECESSOR)
                                                             ----------       ----------
                                                                   (IN THOUSANDS)
Land .................................................       $   26,670       $   26,871
Buildings ............................................          274,985          315,867
Central office and transmission equipment ............          795,109        1,004,347
Outside plant ........................................        1,333,761        1,733,846
Other equipment ......................................          198,719          359,282
                                                             ----------       ----------
     Total plant in service ..........................        2,629,244        3,440,213
Less: accumulated depreciation and amortization ......        1,050,308        1,701,288
                                                             ----------       ----------
     Net plant in service ............................        1,578,936        1,738,925
Construction in progress .............................          135,510          248,976
                                                             ----------       ----------
     Total ...........................................       $1,714,446       $1,987,901
                                                             ==========       ==========

     Fifty percent of the accumulated depreciation balance was adjusted based on the revaluation of property, plant and equipment, as a partial step-up in basis is required as a result of the change in control.

6.   INTANGIBLES

     Intangibles consist of:

                                                            SEPTEMBER 30,  DECEMBER 31,
                                                               1999           1998
                                                             (COMPANY)    (PREDECESSORS)
                                                            ------------- --------------
                                                                 (IN THOUSANDS)
Goodwill and other long-term intangible assets .......       $268,006       $    --
Customer base ........................................         18,200            --
Deferred pension asset ...............................         14,017        21,664
                                                             --------       -------
     Total  cost .....................................        300,223        21,664
Less: accumulated amortization .......................          9,793            --
                                                             --------       -------

     Net carrying value ..............................       $290,430       $21,664
                                                             ========       =======

     The Company is in the process of performing an appraisal to determine the values of the separate components of goodwill and other long-term intangible assets. Based on preliminary estimates, the amounts are anticipated to approximate $50 million for franchises, $50 million for cellular licenses, $100 million for brand values and $68 million for goodwill. A final allocation will be made upon completion of the appraisal, which is expected by year-end. Each of these amounts, when finalized, will be amortized over 25 years.

7.   LONG-TERM DEBT

     Long-term debt consists of:

                                                             SEPTEMBER 30,   DECEMBER 31,
                                                                1999            1998
                                                              (COMPANY)     (PREDECESSORS)
                                                             -------------  --------------
                                                                    (IN THOUSANDS)
         Senior notes ...................................     $  999,633     $       --
         Bank notes .....................................        465,000
         Other debt, obligations under capital leases ...            888            750
                                                              ----------     ----------
              Total .....................................      1,465,521            750
         Less: short-term debt ...........................           168            235
                                                              ----------     ----------

         Long-term debt .................................     $1,465,353     $      515
                                                              ==========     ==========

     Senior notes were issued on May 20, 1999 with the following terms:
     $300,000,000 at 6.15% due in 2002, $400,000,000 at 6.65% due in 2006 and
     $300,000,000 at 6.80% due in 2009, all of which are fully and unconditionally guaranteed by PRTC and CT. The bank notes are part of a $500 million syndicated five-year revolving credit facility, due in March 2004, with prepayment in minimum aggregate amounts of $10,000,000. Bank notes bear interest at LIBOR plus .725%, approximating a 6% interest rate at September 30, 1999. All of this debt is unsecured and non-amortizing.

     A currently unused working capital facility, totaling $200 million, is maintained. The working capital facility bears interest at LIBOR plus .925%.

8.   SHAREHOLDERS' EQUITY

     COMMON STOCK

     The authorized common stock of the Company at September 30, 1999, consisted of 10,000,000 shares with a par value of $.01 per share, of which 1,000,000 shares have been issued and are outstanding.

     ADDITIONAL PAID IN CAPITAL

     Prior to the Acquisition, PRTC paid a cash dividend to the PRTA equal to its net income plus amortization and depreciation. A special dividend of $1.570 billion was also paid to PRTA just prior to the Acquisition. In connection with the Acquisition, the Company's shareholders agreed that dividends are to be at least equal to 50% of net income and payable quarterly, to the extent funds are legally available and subject to any restrictions imposed by any financing agreements. The senior notes and credit facility indentures do not contain dividend restrictions.

     DEFERRED ESOP COMPENSATION

     An Employee Stock Option Plan ("ESOP") was created, wherein PRTA contributed 3% and a subsidiary of GTE Corporation and Popular, Inc. contributed 1% of the Company's stock to the ESOP. The ESOP acquired an additional 3% with funds borrowed from the Company. The contribution by PRTA vested in 1999. The contributions made by GTE and Popular vest over future periods as does the Company contributions obtained through the borrowing.

     SUBSCRIPTION RECEIVABLE

     The subscription receivable reflects future receipts at their discounted present value (at a 8% discount rate) of the amount to be contributed by PRTA in even installments over five years.

     ACCUMULATED OTHER COMPREHENSIVE LOSS

     The accumulated other comprehensive loss represents unrecognized losses and transition obligations associated with the hourly pension plan since the excess accumulated benefit obligation exceeds the fair value of plan assets.

9.   INCOME TAXES

     The Predecessors were exempt from income, property, municipal gross receipts, and other taxes in Puerto Rico until March 2, 1999, as all taxes and payments in lieu of taxes were the responsibility of PRTA. Effective March 2, 1999, due to the change in control brought about by the Acquisition and under the provisions of the 1994 Puerto Rico Internal Revenue Code, the Company is subject to a regular or alternative minimum income tax.

     The provision for income tax is determined by applying a statutory tax rate of 39% to pretax income. During the period from March 2, 1999 through September 30, 1999, the Company recorded an income tax benefit of $27,598,000 as set forth below (in thousands):

                                                    NINE MONTHS ENDED
                                              ----------------------------
                                              SEPTEMBER 30,  SEPTEMBER 30,
                                                  1999           1998
                                              -------------  -------------
         Current                                $     --       $     --

         Deferred                                 27,598             --
                                                --------       --------

         Total                                  $ 27,598       $     --
                                                ========       ========

     Deferred tax assets as of September 30, 1999, were as follows (in thousands):

         Goodwill and other long-term intangibles ......       $ 77,972
         Customer base intangible ......................          5,718
         Employee benefit plan liabilities .............        124,777
         Other items ...................................         29,838
                                                               --------
             Total deferred income tax .................        238,305
         Less: current portion .........................         27,598
                                                               --------
             Total .....................................       $210,707
                                                               ========

     The deferred tax asset will decrease in the future as associated tax benefits are used to offset future taxable income. Management believes realization of the deferred tax asset is more likely than not, based on expectations of future taxable income. Consequently, no valuation allowance against the deferred tax asset was recorded at September 30, 1999.

10.  EARLY RETIREMENT PROGRAM

     Two voluntary early retirement programs were initiated during the year. The first relates to 131 of the predecessors' employees, who participated in a government sponsored pension plan and retired on March 1, 1999. The predecessors' results of operations for the period ended March 1, 1999 include a $4 million payment to the government to settle the obligation.

     The Company offered a voluntary early retirement incentive in stages during the third quarter to selected employees. Those choosing to retire early received normal medical and life insurance benefits, five additional years of service, and were not penalized for early retirement in the pension benefit calculation.

     Retirement dates for the salaried, UIET and HIETEL unions, were July 9, September 3, and October 15, 1999 respectively. Third quarter results of operations include a $127 million non-cash provision for 816 salaried and UIET employees who chose to retire. A $38 million non-cash provision will be recorded in the fourth quarter for 185 HIETEL employees who chose to retire. An acceptance rate for all employees of 94% was realized. The Company anticipates that it will realize substantial savings in labor and employee benefit costs through this workforce restructuring.

     The program, which was bargained with both unions, also allowed retirement after 10 years of service, regardless of age, if a Company designated physician determined a person is completely disabled. There are approximately 300 employees seeking early retirement under this claim. Based on the employees currently on long term disability and expected acceptance rates a non-cash provision associated with this offer is estimated to range from $20 million to $30 million.


11.  SEGMENT REPORTING

     Effective December 31, 1998, the Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for reporting certain financial information about operating segments in complete sets of financial statements.

     The Company has two reportable segments, its Wireline and Wireless businesses. The Wireline segment provides:

     o Local service including basic voice, telephone and telecommunications equipment rentals, public phone services, value-added services, high speed private line services, Internet access and installations.

     o Long distance service both on and off the island. Off-island services began on February 1, 1999.

     o Access service provided to long distance, competitive local exchange carriers, and cellular and paging operators to originate and terminate calls on its network.

     o    Directory publishing right revenues and listing fees.

     o Telecommunications equipment sales and billing and collection services to competitor long distance operators in Puerto Rico.

     The Wireless segment includes cellular and paging services.

     The Company measures and evaluates the performance of its segments based on Earnings Before Interest, Taxes, Depreciation, and Amortization (EBITDA), which is a common industry profitability and liquidity measure. EBITDA amounts for the segments shown below exclude non-recurring provisions associated with ESOP compensation expense and the early retirement provision, which is disclosed separately on the condensed consolidated statements of operations. The ESOP compensation expense of $26.1 million was recorded in March 1999, whereas early retirement provisions of $4.2 million and $126.8 million were recorded in March 1999 and the third quarter of 1999, respectively.

     The accounting policies of the segments are the same as those described in
     Note 2. The Company accounts for intersegment sales of products and services at current market prices. Intersegment revenues were not material in 1999 and 1998. The Company is not dependent on any single customer.

     Segment results for the Company and its Predecessors were as follows (in thousands):

                                          COMPANY        PREDECESSORS        COMPANY                  PREDECESSORS
                                       -------------     -------------     ------------     ---------------------------------
                                          FOR THE THREE MONTHS ENDED              FOR THE 1999 PERIOD
                                       -------------------------------     --------------------------------     -------------
                                                                                                                FOR THE NINE
                                                                             MARCH 2,                           MONTHS ENDED
                                       SEPTEMBER 30,     SEPTEMBER 30,       THROUGH           JANUARY 1,       SEPTEMBER 30,
                                           1999              1998          SEPTEMBER 30     THROUGH MARCH 1         1998
                                       -------------     -------------     ------------     ---------------     -------------
Wireline:
   Revenues and sales
    Local services                       $ 126,152         $ 117,825         $ 286,764         $  80,196          $ 356,279
    Long distance services                  46,850            64,920           120,821            48,613            190,485
    Access services                         79,514            70,538           201,161            49,517            222,220
    Directory services and other            30,223            10,798            64,038            16,231             58,131
                                         ---------         ---------         ---------         ---------          ---------
   Revenues and sales                    $ 282,739         $ 264,081         $ 672,784         $ 194,557          $ 827,115
                                         =========         =========         =========         =========          =========
   EBITDA                                $ 101,373         $ 128,142         $ 239,435         $  77,177          $ 378,030
                                         =========         =========         =========         =========          =========
   Operating Income                      $      --         $  58,247         $      --         $     888          $ 172,436
                                         =========         =========         =========         =========          =========
   Capital expenditures                  $  54,266         $  26,195         $ 112,248         $  31,427          $ 127,822
                                         =========         =========         =========         =========          =========
Wireless:
   Revenue and sales
     Cellular services                   $  34,991         $  25,370         $  80,231         $  20,541          $  73,774
     Paging services                        11,894            12,529            28,829             8,202             43,643
                                         ---------         ---------         ---------         ---------          ---------
   Revenues and sales                    $  46,885         $  37,899         $ 109,060         $  28,743          $ 117,417
                                         =========         =========         =========         =========          =========
   EBITDA                                $  13,527         $   7,680         $  39,052         $   4,417          $  32,676
                                         =========         =========         =========         =========          =========
   Operating Income (Loss)               $      --         $   2,587         $      --         $     (13)         $  17,595
                                         =========         =========         =========         =========          =========
   Capital expenditures                  $   8,389         $   6,895         $  13,204         $   5,388          $  12,216
                                         =========         =========         =========         =========          =========
   Consolidated revenues &
    sales                                $ 329,624         $ 301,980         $ 781,844         $ 223,300          $ 944,532
                                         =========         =========         =========         =========          =========
   Consolidated EBITDA                   $ 114,900         $ 135,822         $ 278,487         $  81,594          $ 410,706
                                         =========         =========         =========         =========          =========
   Consolidated Operating
    Income                               $      --         $  60,834         $      --         $     875          $ 190,031
                                         =========         =========         =========         =========          =========
   Consolidated depreciation
    and amortization                     $  72,760         $  74,988         $ 172,913         $  50,393          $ 220,675
                                         =========         =========         =========         =========          =========

                                                                               As of                                 As of
                                                                           September 30,         As of           September 30,
                                                                               1999          March 1, 1999           1998
                                                                           -------------     -------------       -------------
Wireline Assets                                                             $2,444,828         $2,234,243         $2,175,967
Wireless Assets                                                                270,996            216,178            214,828
                                                                            ----------         ----------         ----------

Consolidated Assets                                                         $2,715,824         $2,450,421         $2,390,795
                                                                            ==========         ==========         ==========

12.  SUPPLEMENTAL CASH FLOW INFORMATION

     Cash paid for interest from March 2, 1999 through September 30, 1999 amounted to $32.6 million. The Predecessors did not pay any material interest expense.

13.  LEASES

     The Company has capital and operating leases for certain facilities and equipment. Future minimum lease payments under non-cancelable capital and operating leases are as follows:

                                                          CAPITAL        OPERATING
                                                          -------        ---------
                                                              (In thousands)
          YEAR ENDING DECEMBER 31,
            1999                                          $   295         $ 7,418
            2000                                              209           5,083
            2001                                               90           3,063
            2002                                               90           1,744
            2003                                               90           1,340
            Thereafter                                        195           9,215
                                                          -------         -------
          Total minimum lease payments                        969          27,863
          Less amount representing interest                   219              --
                                                          -------         -------
          Present value of minimum lease payments         $   750         $27,863
                                                          =======         =======

     Lease costs amounted to $6.9 million from March 2, 1999 through September 30, 1999 and $3.8 million from January 1, 1999 to March 1, 1999.

14.  COMMITMENTS AND CONTINGENCIES

     (a)  CONSTRUCTION COMMITMENTS

     The Company's capital expenditure program for 1999 is $224 million.

     (b)  LITIGATION

     PRTC and CT and their former parent have been advised of certain unasserted claims and were defendants in several lawsuits including those arising out of the conduct of their normal course of business. These claims have been vigorously contested and PRTA, PRTC and CT, and after consultation with legal counsel, they have established adequate reserves to cover the claims, as appropriate. Management believes that the final resolution of the legal cases will not have a material adverse effect on their financial position and results of operations.

     On March 1, 1999, several Puerto Rico labor unions and a Puerto Rico elected official filed a Notice of Appeal in the U.S. Court of Appeals for the D.C. Circuit, challenging the FCC's order granting the applications for the transfer of control of licenses held by PRTC and CT from the PRTA to GTE Holdings and the authorization to provide off-island long distance service. The Notice of Appeal claims that the FCC's denial of public hearings in Puerto Rico resulted in a clear error of judgment, amounting to a capricious and arbitrary action that constituted an abuse of discretion of the FCC's adjudicating authority. The petitioners seek to stay the operation of the FCC Order pending final hearing and determination of the petition, vacate the FCC Order, or in the alternative, remand the FCC Order with instructions to hold public hearings in Puerto Rico. The Company's management believes that the claims of the petitioners are without merit.

     (c)  RATE MAKING CONSIDERATIONS RELATED TO THE CREATION OF WIRELESS
          AFFILIATE

     On September 1, 1998 PRTC transferred the assets and operations of Celulares Telefonica to a new subsidiary as required by FCC regulations. The Company filed a request for waiver with the FCC that this transfer be recorded at its net book value and not at fair market values as these assets were never included in the measurement of the cost of service or in setting rates charged to ratepayers. Accordingly, ratepayers have not borne the risk of this investment.

     On November 5, 1999, the FCC released their Memorandum Opinion and Order denying the Company's request for a waiver from the Commission's rule that assets be transferred to an affiliate at the higher of net book value and fair market value. The FCC Order concludes that the asset transfer gain of approximately $75 million should be passed on to customers and carriers in the form of reduced rates.

     The Company believes that the FCC has not drawn the correct conclusion based upon the facts of this case and the procedures used by the Company to set rates charged to customers. Accordingly, we intend to file a Petition for Reconsideration and pursue other remedies in order to reverse the conclusion of the FCC. Management believes that it should prevail in its position with the FCC upon reconsideration of this matter.

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULT OF OPERATIONS

THE ACQUISITION AND CHANGE IN ACCOUNTING BASIS

     Results of operations and financial position as of and for the three-month period ended September 30, 1999 reflect the adoption of a new accounting basis for our assets and liabilities and the consequences of becoming a tax paying enterprise as a result of the acquisition. The revaluation of assets and liabilities reflects the value paid by the GTE Group to acquire their 50% plus one share interest in excess of the historical book value of the assets and liabilities acquired. As a result of the acquisition, our reported results of operations and financial position for periods ending after March 2, 1999 differ materially from those previously reported by our Predecessors.

     In addition to the effects of this Acquisition, the results of operations and financial position for periods subsequent to March 2, 1999 also reflect the discontinuation of regulatory accounting principles. The opening up of our markets to competitors, changes in the regulation of our rates so that they are no longer based upon our costs of providing service have resulted in adopting accounting principles applicable to commercial companies instead of rate regulated companies. See Note 2 to the financial statements for further discussion.

SEGMENT RESULTS OF OPERATIONS

     The nine-month period ended September 30, 1999 is based upon our results for the period from March 2, 1999 to September 30, 1999 and those of our Predecessors from January 1, 1999 to March 2, 1999. Results for 1998 are based on the results of our Predecessors. The acquisition did not effect the comparability of revenues.

     We have two reportable segments, Wireline and Wireless operations. See Note 11 to the condensed consolidated financial statements for additional information on segment reporting.

     The Wireline segment provides:

     o Local service including basic voice, telephone and telecommunications equipment rental, value-added services, high speed private line services, public phone services, Internet access and installations.

     o Long distance service both on and off the island. Off-island services began on February 1, 1999.

     o Access service provided to long distance carriers, other local exchange companies and cellular and paging operators to originate and terminate calls on its network.

     o    Directory publishing right revenues and listing fees.

     o Billing and collection services to competitor long distance operators in Puerto Rico.

     o    Telecommunications equipment sales.

     The Wireless segment includes cellular and paging services.

     The table below summarizes key financial results for the three months and nine months ended September 30, 1999, respectively, compared to the same periods in 1998.

                                                          THREE MONTHS ENDED                          NINE MONTHS ENDED
                                                             SEPTEMBER 30,                               SEPTEMBER 30,
                                                 --------------------------------------      ------------------------------------
                                                       1999                  1998                  1999                1998
                                                 ----------------      ----------------      ---------------      ---------------
                                                                               (Dollars in millions)
WIRELINE REVENUES:
Local ......................................     $  126        38%     $  118        39%     $  367       36%     $  356       38%
Network Access .............................         79        24          70        23         251       25         222       23
Long Distance ..............................         47        14          65        22         169       17         191       20
Directory and Other ........................         30         9          11         4          80        8          58        6
                                                 ------    ------      ------    ------      ------   ------      ------   ------
 Wireline Revenues .........................        282        85         264        88         867       86         827       87
                                                 ------    ------      ------    ------      ------   ------      ------   ------
WIRELESS REVENUES:
Cellular ...................................         35        11%         25         8%        101       10%         74        8%
Paging .....................................         12         4          13         4          37        4          44        5
                                                 ------    ------      ------    ------      ------   ------      ------   ------
 Wireless Revenues .........................         47        15          38        12         138       14         118       13
                                                 ------    ------      ------    ------      ------   ------      ------   ------
Total Revenues .............................     $  329       100%     $  302       100%     $1,005      100%     $  945      100%
                                                 ======    ======      ======    ======      ======   ======      ======   ======

WIRELINE OPERATING COSTS:
Cost of services and sales .................     $  105                $   83                $  336               $  281
Selling, general and administrative ........         76                    53                   214                  168
                                                 ------                ------                ------               ------
   Wireline Operating Costs ................        181                   136                   550                  449

WIRELESS OPERATING COSTS:
Cost of services and sales .................     $   10                $    5                $   23               $   17
Selling, general and administrative ........         23                    25                    72                   68
                                                 ------                ------                ------               ------
   Wireless Operating Costs ................         33                    30                    95                   85

ESOP compensation expense ..................         --                    --                    26                   --
Early retirement provision .................        127                    --                   131                   --
Depreciation and amortization ..............         73                    75                   223                  221
Interest expense ...........................         19                    --                    49                   --
Income tax (benefits) ......................        (39)                   --                   (28)                  --
Extraordinary items (SFAS No. 71)-net
 of tax ....................................         --                    --                    61                   --
                                                 ------                ------                ------               ------
Net Income (Loss) ..........................     $  (65)               $   61                $ (102)              $  190
                                                 ======                ======                ======               ======


                                                                      NINE MONTHS
OPERATING DATA                                THREE MONTHS                ENDED
                                           ENDED SEPTEMBER 30,        SEPTEMBER 30,
                                           -------------------      -----------------
                                            1999          1998       1999       1998
                                           ------        ------     ------     ------
Access Lines in Service (000's)(1) ....     1,250         1,236
Cellular Subscribers (000's) ..........       271           173
Paging Subscribers (000's) ............       192           232
On-island LD Minutes (millions) .......       261           437        992      1,258
Off-island LD Minutes (millions)(2) ...        22            --         34         --
Cellular ARPU .........................    $   44        $   50     $   45     $   48

----------

(1)  Access lines excludes Wireless subscribers.

(2)  Off-island long distance service commenced February 1, 1999.

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1998

     REVENUES AND SALES. Revenues for the third quarter of 1999 increased $27 million, or 9%, to $329 million from the $302 million in the third quarter of 1998.

     Wireline:

     Local service revenues include revenue generated from basic voice, telephone rental, value-added services, special services, Internet access and installation services. Local service revenues for the third quarter of 1999 increased $8 million, or 7%, to $126 million from $118 million for the third quarter of 1998, resulting primarily from higher residential access lines and installation charges in the amount of $2 and $4 million, respectively.

     Access line growth in the third quarter of 1999 was 14,000, or 1%, compared to 0.5% for the comparable period in 1998. The waiting list of orders for new installations was 22,800 at September 30, 1999, representing a slight increase from approximately 20,000 in September 30, 1998 and a decrease from 36,600 in December 1998.

     Network access revenues for the third quarter of 1999 increased $9 million, or 13% to $79 from $70 million reported for the same period in 1998. This increase resulted from higher access revenues from competitive long distance carriers associated with the market share erosion in intra-island long distance market. This increase was offset by lower long-term support and universal services subsidies.

     Long distance revenues include direct dialed intra and off-island, operator-assisted, calling card and on-island private line revenues. Long distance revenues decreased $18 million, or 28%, to $47 million in the third quarter of 1999 from $65 million in the third quarter of 1998, due to market share erosion relating to the introduction of dialing parity in February 1, 1999 in the intra-island market. Our market share declined from 98% in September, 1998 to 57% in September 1999. The loss in share was offset by increased stimulation in minutes of use, increases in operator assisted surcharges and the entry by the Company into the off-island long distance market in February, 1999 with the introduction of dialing parity. A market share of 6% was realized in the off-island market which the Company entered into for the first time producing $4 million in revenues in 1999.

     Directory and other revenues in the third quarter of 1999 increased $19 million from $11 million in 1998 to $30 million. The increase was due to $5 million of higher telecommunication equipment sales, $3 million of billing and collection service revenues and a $11 million adjustment to revenues recorded in the third quarter of 1998.

     Wireless:

     Revenues from cellular and paging services increased $9 million, or 24%, to $47 million in the third quarter of 1999 from $38 million in the same quarter of 1998. Cellular service revenues increased $10 million compared to the same period in 1998, as a result of the addition of approximately 17,500 new subscribers in the third quarter of 1999 and 98,400 since September 1998. Cellular average revenue per unit of $44 for the third quarter of 1999 was $6 lower than the $50 for the same period in 1998. The reduction is the result of lower prices to address competition and an increase in the number of pre-paid cellular service plans, which have lower average revenue per unit.

     Paging revenues declined $1 million, to $12 million in the third quarter of 1999 from $13 million in the comparable quarter in 1998 due primarily to an 11,800 reduction in subscribers in this quarter and 40,200 since September 1998. This decrease is due to the migration of paging customer to cellular pre-paid calling plans.

     OPERATING COSTS AND EXPENSES. Operating costs and expenses for the third quarter of 1999 increased $48 million, or 29%, to $214 million from the $166 million reported for the same quarter of 1998.

     Wireline:

     Wireline costs and expenses for the third quarter of 1999 increased $45 million, or 33% to $181 million from the $136 million incurred in the same quarter of 1998. Costs of services and sales increased $22 million, or 27%, to $105 million mainly due to property and municipal taxes amounting to $15 million and higher salaries of $11 million. Approximately $8 million in salaries were not incurred in the third quarter of 1998 because of the strike. Selling, general and administrative expenses of $76 million increased $23 million or 43% when compared to the same quarter in 1998. The principal component of the increase was related to $24 million of management and technology license fees.

     Wireless:

     Wireless costs and expenses for the third quarter of 1999 increased $3 million or 10% to $33 million from the $30 million reported for 1998. Costs of services and sales doubled to $10 million from $5 million reported in 1998. This increase was the result of the equipment sold associated with new subscribers and additional interconnection charges. Selling, general and administrative expenses decreased $2 million to $23 million from $25 million during the same period in 1998 principally due to lower advertising spending and operator services by $1 million, respectively.

     EARLY RETIREMENT PROGRAM. The Company offered a voluntary early retirement incentive in stages during the third quarter to selected employees. Those choosing to retire early received normal medical and life insurance benefits, five additional years of service, and were not penalized for early retirement in the pension benefit calculation.

     Retirement dates for the salaried, UIET, and HIETEL unions were July 9, September 3, and October 15 respectively. Third quarter results of operations include a $127 million non-cash provision for 816 salaried and UIET employees who chose to retire. A $38 million non-cash provision will be recorded in the fourth quarter for 185 HIETEL employees who chose to retire. An acceptance rate for all employees of 94% was realized. The Company anticipates that it will realize substantial savings in labor and employee benefit costs through this workforce restructuring.

     DEPRECIATION AND AMORTIZATION EXPENSES: Expenses of $73 million for the third quarter of 1999 were $2 million lower than the prior year primarily due to the discontinuation of regulatory accounting principles.

     INTEREST EXPENSE: Interest expense of $19 million in the third quarter of 1999 results from the borrowing related to the special dividend. Debt decreased from $1,591 million on March 2, 1999 to $1,465 at September 30, 1999. There was no debt and interest expense in 1998.

     INCOME TAXES: A tax credit of $39 million reflects deferred tax benefits at a 39% statutory rate. Management believes realization of the deferred tax asset is more likely than not based on expectations of future taxable income. The Company did not have income taxes in 1998 since it was not a taxable enterprise.

     NET INCOME (LOSS): For the reasons discussed above principally severance provisions, management and technology costs, taxes, and interest expense, a net loss of $65 million was reported in the third quarter of 1999.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1998

     REVENUES AND SALES. Revenues for the nine months ended September 30, 1999 increased $60 million, or 6% to $1,005 million from the $945 million reported for the same period of 1998.

     Wireline:

     Local service revenues for the nine months ended September 30, 1999 increased $11 million, or 3%, to $367 million from $356 million for the same period in 1998, resulting primarily from increases in measured service, installation charges, and private lines of $5 million, $3 million and $2 million, respectively.

     Access line growth in the nine-month period ended September 30, 1999 was 1.5%, compared to .3% growth for the same period in 1998. While the rate of growth has increased over 1998 levels, it is below historical levels due primarily to the existence of a high waiting list for new service. The waiting list of orders for new installations decreased to 12,100 at September 30, 1999 from 24,600 in June 30, 1999 and 36,600 in December 31, 1998. The Company was inhibited from deploying service during the first quarter of 1999 because efforts were devoted to restoring service in areas adversely affected by Hurricane Georges.

     Network access revenues for the nine months ended September 30, 1999 increased $29 million, or 13%, to $251 million from $222 million reported for the comparable 1998 period. We received $19 million of additional access revenues from long distance carriers to originate intra-island calls, which was the direct result of our intra-island long distance market share loss. An additional $5 million was realized from cellular operators as a result of an increase in cellular traffic volumes and $5 million of the increase was attributable to higher switch access.

     Long distance revenues decreased $22 million, or 11%, to $169 million in the nine months ended September 30, 1999 from $191 million for the comparable period in 1998. The decrease was attributed to 21% lower intra-island minutes of use, which was partially offset by an increase in off-island minutes-of-use and higher operator assisted set-up fees. Competition in the intra-island market started in earnest in February 1999 with the introduction of dialing parity and the reduction in per-minute prices by our competition. We have experienced erosion in market share from 98% in February 1999 to 57% in September 1999. The increase in off-island traffic for the total market has mitigated some of our intra-island market share loss. Additionally, we realized $6 million in new revenues from our entrance into the off-island long distance market in February 1999.

     Directory and other revenues for the nine months ended September 30, 1999 increased $22 million or 38%, to $80 million reported from $58 million for the comparable period in 1998. Directory revenues in 1999 increased $2 million over 1998. Billing and collection services and other services to carriers increased $5 million. In addition, the sale of cellular and beeper equipment increased $4 million. Also, the period was affected by $11 million of revenue adjustments recorded in the third quarter of 1998.

     Wireless:

     Revenues from cellular and paging services increased $20 million, or 17%, to $138 million in the nine-month period ended September 30, 1999 from $118 million in the same period of 1998. Cellular service revenues increased $27 million as a result of the net addition of approximately 67,800 new subscribers in the nine-month period ended September 30, 1999 and 98,400 new subscribers since September 1998. Cellular average revenue per unit of $45 for the nine-month period ended September 30, 1999 decreased by $3 from the same period in 1998. This reduction is a result of lower prices to address competition and an increase in the number of pre-paid calling plans, which have lower average revenues per unit.

     Paging revenues declined $7 million, or 16%, to $37 million in the nine month period ended September 30, 1999 from $44 million for the comparable period in 1998. The decrease was due to a reduction of 26,800 subscribers during the nine-month period of 1999 and a reduction of 40,200 since September 1998 because of the migration to cellular pre-paid calling plans.

     OPERATING COSTS AND EXPENSES. Operating costs and expenses for the nine months ended September 30, 1999 increased $111 million, or 21%, to $645 million from $534 million reported for the comparable period in 1998.

     Wireline:

     Wireline costs and expenses for the nine-month period ended September 30, 1999 increased $101 million, or 22%, to $550 million from $449 million in the same period of 1998. Cost of sales and services increased $55 million, or 20%, to $336 million mainly due to $28 million of Hurricane Georges repair costs and $32 million of property and municipal taxes. Selling, general and administrative expenses of $214 million increased $46 million, or 27%, compared to $168 million for the same period in 1998. The principal component of the increase related to management and technology license fees of $20 million, higher provision for uncollectibles of $9 million, higher salaries of $9 million, access costs related to overseas operations of $4 million and higher consulting and commissions of $2 million each.

     Wireless:

     Wireless costs and expenses for the nine-month period ended September 30, 1999 increased $10 million, or 12%, to $95 million from $85 million reported for the comparable 1998 period. Cost of services and sales increased $6 million, or 35%, to $23 million from $17 million in 1998, primarily due to equipment costs associated with gross subscriber additions amounting to $5 million. Selling, general and administrative expenses increased $4 million or 6%, to $72 million primarily due to management and technology license fees of $4 million.

     ESOP COMPENSATION EXPENSES. A $26 million non-recurring, non-cash expense provision was recorded in March 1999 representing the PRTA's grant of shares to the ESOP made prior to the Acquisition. The grant from the PRTA was recorded as compensation expense, with an offsetting credit to paid-in-capital as these shares fully vested at the date of grant. The grant was made to give our employees the opportunity to share in the future results of our operations.

     EARLY RETIREMENT PROGRAMS. Two voluntary early retirement programs were initiated during the year. The first relates to 131 of the predecessors' employees, who participated in a government sponsored pension plan and retired on March 1, 1999. The predecessors' results of operations for the period ended March 1, 1999 include a $4 million payment to the government to settle the obligation.

     The Company offered a voluntary early retirement incentive in stages during the third quarter to selected employees. Those choosing to retire early received normal medical and life insurance benefits, five additional years of service, and were not penalized for early retirement in the pension benefit calculation.

     Retirement dates for the salaried, UIET, and HIETEL unions were July 9, September 3, and October 15, respectively. Third quarter results of operations include a $127 million non-cash provision for 816 salaried and UIET employees who chose to retire. A $38 million non-cash provision will be recorded in the fourth quarter for 185 HIETEL employees who chose to retire. An acceptance rate for all employees of 94% was realized.

     DEPRECIATION AND AMORTIZATION EXPENSE: Expenses of $223 million for the nine-month period ended September 30, 1999, were $2 million higher than prior year due to an increase from the amortization of intangibles associated with the Acquisition off-set by a decreased due to the effect of discontinuation of regulatory accounting principles.

     INTEREST EXPENSE: Interest expense of $49 million expense in the nine-month period ended September 30, 1999 results from the borrowing related to the special dividend. Debt decreased from $1,591 on March 2, 1999 to $1,465 million on September 30, 1999. There was no debt or interest expense in 1998.

     EXTRAORDINARY ITEM: During 1996, the Government of the Commonwealth of Puerto Rico enacted the Telecommunications Act of 1996 and began the process of deregulating the formerly restricted markets for telecommunications services in Puerto Rico. This action was taken to bring the benefits of competition to consumers of telecommunications services and to stimulate investment in advanced technology and new telecommunications services. Additionally, competition in the intra-island long distance market increased on February 1, 1999, when the requirement to dial additional numbers was eliminated in order to give equal access dialing to all of our competitors, as mandated by the FCC. This deregulation process concluded with the privatization of PRTC.

      Prior to the acquisition, PRTC rates were based upon the cost of providing services including a return on capital deployed. Further, competition in its markets was restricted and PRTC maintained a monopoly position in providing telecommunications services. These factors provided sufficient assurance that property, plant and equipment investments would be recovered through the ratemaking process. Accordingly, the technological changes in the provision of telecommunications services that resulted in a reduction in the economic life of PRTC telecommunications plant and equipment were not reflected in the depreciation expense used in the ratemaking process on a timely basis. Deferral of cost recovery did not require an increase in depreciation expense for financial reporting purposes as future cost recovery was assured through the ratemaking process as permitted by the application of the provisions of SFAS No. 71 "Accounting for the Effects of Certain Types of Regulation". With the deregulation of the operations of PRTC and the opening of Puerto Rico's telecommunications markets to competition, this assurance no longer exists. PRTC has therefore discontinued SFAS No. 71 and recorded a reduction in the value of its property, plant and equipment that is not expected to be recoverable through future operations over its remaining service life. Fifty percent of this asset impairment, reflecting the portion of PRTC acquired by the GTE Group was recorded as a partial step-up adjustment reflecting the estimated fair market value of these assets. The remaining portion was recorded as a non-cash, nonrecurring, extraordinary charge to expense of $60.5 million (net of tax benefits of $39 million) in March 1999.

     INCOME TAXES. A tax credit of $28 million reflects deferred tax benefits at a 39% statutory rate. Management believes realization of the deferred tax asset is more likely than not based on expectations of future taxable income. The Company did not have income taxes in 1998 since it was not a taxable enterprise.

     NET INCOME. For the reasons discussed above principally extraordinary items, severance provisions, management and technology costs, taxes, and interest expense a net loss of $102 million was reported for the nine months ended September 30, 1999. We believe that the results of operations for the nine months ended September 30, 1999 are not necessarily indicative of our results for the remainder of the year because of the special nature of certain of the charges incurred during the first and third quarter of 1999.

HURRICANE GEORGES

     On September 21, 1998, Hurricane Georges struck Puerto Rico and caused considerable damage to our outside plant. The Company incurred $28 million in repair expenses in the six-month ended June 30, 1999 period. All repair work was completed by that date.

     In addition to the expenses incurred in the six months of 1999, we lost revenues and incurred expenses in 1998 as described below:

     o we lost approximately $19 million in revenues in 1998 because of lines out of service from September to December;

     o we incurred hurricane-related costs of $32 million in 1998, of which $18 million was due to repairs included in operating expenses, and $14 million was recorded as extraordinary retirements;

     o we incurred capital expenditures of $31 million for the replacement of destroyed property;

     o we were unable to dedicate resources to install new access lines, particularly after the 41-day work stoppage in the second quarter of 1998 to protest the privatization; and

     o we received $6 million in insurance proceeds, which was recorded as other income.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 1999, we had working capital of $99 million compared to $88 million at December 31, 1998.

     The Predecessors borrowed $1,591 million under its credit facilities just prior to the closing of the Acquisition, of which $1,565 million was used to pay the special dividend and $26 million was used to make a loan to the ESOP to purchase 3% of our shares. The PRTA also received $5 million of cash at closing as a special dividend. Cash and cash equivalents were $35 million at September 30,1999 compared to $36 million at December 31, 1998.

     Cash from operations for the nine-month period ended September 30, 1999 was $275 million, compared to $394 million for the same period in 1998. The $119 million decrease is primarily attributed to $32 million in cash interest expense, $31 million in cash property and municipal taxes, $28 million in Hurricane Georges repair costs, and $15 million in vacation and unused sick leave payments to early retirees.

     Cash expended for investing activities for the nine-months ended September 30, 1999 was $133 million compared to $136 million for the same period in 1998. We have continued our capital spending programs to enhance the technological capability of our network to provide new products and services to our customers to stay competitive. We expect to spend $1.2 billion under our five-year capital expenditure plan for the years 1999 through 2003 financed through internal and externally generated funds and we have publicly committed to spend at least $1.0 billion on capital expenditures during the same five-year period. Our capital expenditure budget for 1999 totals approximately $224 million.

     We expect to fund our interest payment obligations and our capital expenditure plan with internally generated funds and to fund our principal payment obligations through a combination of internally generated funds and refinancings.

     In connection with the Acquisition, our shareholders agreed that dividends are to be at least equal to 50% of net income and payable quarterly, to the extent funds are legally available and subject to restrictions imposed by any financing. The senior note and credit facility indentures do not contain dividend restrictions.

REGULATORY AND COMPETITIVE TRENDS

     During the third quarter of 1999, regulatory and legislative activity at the state and federal levels continued, as a direct result of the Telecommunications Act of 1996. In addition to promoting competition in all segments of the telecommunications industry, the Act was intended to preserve and advance universal service.

     We continue to meet the wholesale requirements of new competitors and have signed over 20 interconnection agreements with other carriers. These agreements permit them to purchase individual unbundled network elements, to resell retail services and to interconnect their networks.

     Concurrent with the market entry of competitors, we have continued our expansion of local, long distance, Internet and wireless services, both within and beyond traditional operating areas.

RATE MAKING CONSIDERATIONS RELATED TO THE CREATION OF WIRELESS AFFILIATE

     On September 1, 1998 PRTC transferred the assets and operations of Celulares Telefonica to a new subsidiary as required by FCC regulations. The Company filed a request for waiver with the FCC that this transfer be recorded at its net book value and not at fair market values as these assets were never included in the measurement of the cost of service or in setting rates charged to rate payers. Accordingly, ratepayers have not borne the risk of this investment.

     On November 5, 1999, the FCC released their Memorandum Opinion and Order denying the Company's request for a waiver from the Commission's rule that assets be transferred to an affiliate at the higher of net book value and fair market value. The FCC Order concludes that the asset transfer gain of approximately $75 million should be passed on to customers and carriers in the form of reduced rates.

     The Company believes that the FCC has not drawn the correct conclusion based upon the facts of this case and the procedures used by the Company to set rates charged to customers. Accordingly, we intend to file a Petition for Reconsideration and pursue other remedies in order to reverse the conclusion of the FCC. Management believes that it should prevail in its position with the FCC upon reconsideration of this matter.

FCC UNIVERSAL SERVICE FUND ORDERS

     The FCC has been evaluating the proxy model methodology to be used to determine Universal Service support for non-rural carriers, including PRTC. On October 21, 1999, the FCC adopted two Orders that reform the high cost mechanism for non-rural telephone companies, effective January 1, 2000. The Orders establish a cost model to estimate the forward-looking cost of providing service and establish a methodology that uses the cost generated by the model to calculate the appropriate level of support for non-rural carriers serving high-cost areas. The support determined by the new mechanism will replace the support that non-rural carriers currently receive from the existing high-cost fund, which provides support for intrastate rates and services. The FCC in the near future will address the support that may be implicit in interstate access charges, in the Access Charge Reform proceeding.

     A transitional "hold-harmless" provision was also adopted to prevent rate shocks and disruptions when this new high-cost mechanism takes effect. This provision provides that hold-harmless support be provided on a carrier-by-carrier basis. This means that no carrier will receive less support, on a per-line basis, than it would have received under the existing high-cost support mechanism. It shall include long-term support for eligible carriers. This provision will last until the year 2003, when the FCC will re-examine the need for continued support. Under this provision, and in accordance with the Public Notice released by the FCC on November 2, 1999, the projected support to Puerto Rico for the year 2000 will not be impacted by these Universal Service Orders.

LONG DISTANCE CALLING PLAN

     On November 1, 1999, the TRB released a Resolution and Order granting Telefonica Larga Distancia's (TLD) request for interim suspension of our intra-island Long Distance Tariff identified as "Tu Solucion." This calling plan provides customers with competitive prices on Overseas and intra-island long distance calls, plus free weekend intra-island calls, when they agree to a minimum monthly billing regardless of actual call charges. We were ordered to discontinue the marketing of this service, pending TRB action in this proceeding; however, we will continue to provide this service to customers previously subscribed.

     An evidentiary hearing before the TRB will take place on November 15, 1999. TLD claims that our prices for this service offering are below cost, an allegation that we contend is without merit.

RECENT INTERNET REGULATORY ACTIVITY

     The FCC has been considering issues related to whether Internet traffic is subject to carrier-to-carrier reciprocal compensation arrangements, under which the carrier terminating a local call on another carrier's network pays agreed upon compensation. There is an ongoing dispute in the industry concerning whether calls from one local exchange carrier to Internet Service Providers
(ISPs) qualify for reciprocal compensation.

     Other local telephone companies and we contend that calls to Internet service providers are interstate in nature, because the call originates in one state and may terminate in another state or in a foreign country. Since reciprocal compensation is established for local calls, payments should not be made to other carriers for calls to Internet platforms connected to their networks.

     On February 26, 1999, the FCC issued a Declaratory Ruling, in which they concluded that carriers are bound by the terms of their existing interconnection arrangements, as interpreted by state commissions. As such, reciprocal compensation for calls to ISPs is only necessary to the extent required by such agreements or by state commissions. The FCC also launched a proceeding to determine an appropriate compensation scheme for such calls in the future. The outcome of said proceeding is still pending.

     The Telecommunications Regulatory Board of Puerto Rico (TRB) has not issued any overall ruling regarding Internet traffic. Under existing interconnection agreements approved by the TRB, we do not pay reciprocal compensation on calls to ISPs. However, in the Sprint interconnection agreement approved by the TRB, the Board adopted PRTC's proposal that the parties share PRTC's average billed revenues for a call, with an offset for amounts billed by the terminating carrier to its ISP customer to avoid double cost recovery by that carrier. The average revenue per call is shared equally between PRTC and Sprint, and is assessed on all calls to ISPs whose platforms are connected to the party's networks. The fact that per call revenue is actually received only from business customers and not from residence customers with flat rate service is reflected in the calculation of the average per call revenue to be shared.

     During interconnection negotiations with Centennial this revenue sharing approach was offered by PRTC, but rejected. As a result, the current interconnection agreements with these carriers do not establish any compensation basis for calls to ISPs, but such calls are excluded from reciprocal compensation. Since the Telecommunications Act requires some form of compensation for calls to ISPs, this essentially remains an open issue in regard to these carriers.

YEAR 2000 COMPLIANCE

GENERAL

     The Year 2000 issue concerns the potential inability of information systems to properly recognize and process date-sensitive information beyond January 1, 2000, and has industry-wide implications. We have been addressing potential Year 2000 issues since the second quarter of 1997. This program is necessary because the Year 2000 issue could impact our telecommunication networks, systems and business processes. Because of our system conversion, enhancement activities and enterprise testing, our networks, systems and processes are Year 2000 compliant. Although we are ready for the millennium rollover, we cannot know the actual effects of the Year 2000 issue on our business until the Year 2000 arrives.

STATE OF READINESS

     As of September 30, 1999, our overall program is estimated to be 98% complete. In addition, all testing of equipment, products, and mission critical systems is now complete.

     In order to independently verify the results of our effort to date, we retained two independent contractors to perform a specialized scanning program check on our mainframe applications programs which were converted and tested internally. This additional verification process is now complete.

COST TO ADDRESS YEAR 2000 ISSUES

     We have established a $21 million expense budget for Year 2000 compliance, excluding costs relating to Wireless new billing system, of which approximately $20.6 million had been spent through September 1999. We do not anticipate that we will incur additional operating expenses or be required to make substantial additional investments in our computer systems to be Year 2000 compliant.

RISKS OF YEAR 2000 ISSUES

      We previously faced a potential Year 2000 risk in connection with our Wireless billing system, which has since been customized, installed and tested and determined to be Year 2000 compliant. Contingency plans are being developed to address any presently unforeseen Year 2000 issues.

      Other potential Year 2000 risks might include a possible, but presently unforeseen, failure of key supplier or customer business processes or systems. This situation could conceivably persist for some months after the millennium transition and could lead to possible revenue losses. The present assessment of our key suppliers and customers does not indicate that this scenario is likely. While isolated system issues may arise, the "most reasonably likely worse case scenario" would be any disruptions resulting from interoperability issues with other international carriers that have not completed their efforts or other circumstances outside of the Company's control.

CONTINGENCY PLANS

      Contingency plans exist for critical and non-critical systems. A major corporate-wide program is being implemented in conjunction with the GTE Corporation's Year 2000 Program Office. This program includes both contingency and business continuity planning.

      Under GTE Corporation's umbrella program, we are bolstering our normal business continuity planning to address potential Year 2000 interruptions. Our plans include contingencies with respect to possible issues immediately before, during, and after the millennium transition. Testing of the contingency plans is complete and we expect to conclude deployment before the millennium transition. These contingency plans include: business continuity planning; disaster recovery/emergency preparedness; millennium rollover planning; post millennium degradation tracking; a network and information technology "stabilization" period; employee availability and logistics backup planning; coordination with other telecommunications providers; a Year 2000 "war room" operation to provide high-priority recovery support, plans for key personnel availability, command structures and contingency traffic routing; and plans for round-the-clock, on-call repair teams.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENT

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which established accounting and reporting standards for derivative instruments and hedging instruments. SFAS No. 133, as amended, is effective for fiscal years beginning after June 15, 2000. The statement requires entities that use derivative instruments to measure and record these instruments at fair value as assets or liabilities on the balance sheet. It also requires entities to reflect gains or losses associated with changes in the fair value of these derivatives, either in earnings or as a separate component of comprehensive income, depending on the nature of the underlying transaction. We do not currently use derivative instruments. Therefore, the adoption of SFAS No. 133 is not expected to have a significant effect on our results of operations or our financial condition.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

     In this Management's Discussion and Analysis, the Company has made forward-looking statements. These statements are based on the Company's estimates and assumptions and are subject to certain risks and uncertainties. Forward-looking statements include the information concerning possible or assumed future results of operations of the Company, as well as those statements preceded or followed by the words "anticipates," "believes," "estimates," "expects," "hopes," "targets," or similar expressions. For each of these statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE SENSITIVITY

     The table below provides information about our long-term debt obligations as of September 30, 1999, which are sensitive to changes in interest rates. The table presents the estimated interest requirement for each of the next five years and in the aggregate thereafter as well as the related average interest rates.

                                                                INTEREST REQUIREMENT
                                 --------------------------------------------------------------------------------------


                                   1999       2000      2001       2002       2003       2004     Thereafter    Total
                                 --------   --------  --------   --------   --------   --------   ----------   --------
                                                                    (In thousands)
Long-term Debt
  Fixed
    Senior Notes 2002(1)(2) ...  $ 11,326   $ 18,450  $ 18,450   $ 20,200   $ 21,450   $ 21,450    $  8,282    $119,608
      Interest Rate ...........      6.15%      6.15%     6.15%      6.73%      7.15%      7.15%       7.15%

    Senior Notes 2006(1) ......  $ 16,329   $ 26,600  $ 26,600   $ 26,600   $ 26,600   $ 26,600    $ 36,575    $185,904
      Interest Rate ...........      6.65%      6.65%     6.65%      6.65%      6.65%      6.65%       6.65%

    Senior Notes 2009(1) ......  $ 12,523   $ 20,400  $ 20,400   $ 20,400   $ 20,400   $ 20,400    $ 89,250    $203,773
      Interest Rate ...........      6.80%      6.80%     6.80%      6.80%      6.80%      6.80%       6.80%

  Floating
    Five-year Revolving
      Credit Facility(3)(4) ...  $ 28,772   $ 40,125  $ 41,625   $ 43,125   $ 43,125   $ 43,125    $208,294    $448,191
      Average interest rate ...     7.425%     8.025%    8.325%     8.625%     8.625%     8.625%      8.625%


    364-day Revolving
      Credit Facility(3)(5) ...  $  1,977   $     --  $     --   $     --   $     --   $     --    $     --    $  1,977
      Average interest rate ...     7.625%

                                            Initial
                                 Principal  Maturity
                                  Amount      Date
                                 ---------  --------
                              (In thousands)
Long-term Debt
  Fixed
    Senior Notes 2002(1)(2) ...  $300,000     2002
      Interest Rate ...........

    Senior Notes 2006(1) ......  $400,000     2006
      Interest Rate ...........

    Senior Notes 2009(1) ......  $300,000     2009
      Interest Rate ...........

  Floating
    Five-year Revolving
      Credit Facility(3)(4) ...  $500,000     2004
      Average interest rate ...


    364-day Revolving
      Credit Facility(3)(5) ...  $     --     2000
      Average interest rate ...


Assumptions:

(1) Interest has been calculated on a 360-day basis from the date of issuance (May 20, 1999) for 1999.

(2) Interest has been calculated from May 20, 2002 and thereafter on the assumption that the notes are refinanced for an additional three years at a 7.15% interest rate.

(3) Interest has been calculated using a projected interest rate based on LIBOR projections plus 100 basis points, plus a margin of .725 for the five-year Revolving Credit Facility and a margin of .925 for the 364-day Revolving Credit Facility.

(4) Interest has been calculated from May 20, 2004 and thereafter on the assumption that a $500 million outstanding balance is rolled over for an additional five years. The balance outstanding as of September 30, 1999 was $465 million.

(5) Interest for 1999 has been calculated based on the principal amount of $91.1 million outstanding from March 2, 1999 through June 2, 1999 and $26.1 million outstanding as of June 30, 1999. The principal amount became zero as the $26.1 million was repaid in full on July 6, 1999.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

a)   Exhibits required by Item 601 of Regulation S-K

     12) Statement re: Calculation of the Consolidated Ratio of Earnings to Fixed Charges

     27)  Financial Data Schedule

b)   No reports on Form 8-K were filed during the third quarter of 1999.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       Telecomunicaciones de Puerto Rico, Inc
                                       --------------------------------------
                                                    (Registrant)


Date: November 15, 1999                         /s/ Robert Huberty
      -----------------                --------------------------------------
                                                    Robert Huberty
                                                      Controller
                                            (Principal Accounting Officer)

                                  EXHIBIT INDEX


     EXHIBIT
     NUMBER         DESCRIPTION
     -------        -----------
        12          Statement re: Calculation of the Consolidated Ratio of
                    Earnings to Fixed Charges

        27          Financial Data Schedule