Form 10-K405
period 1999-12-31
TELECOMUNICACIONES DE PUERTO RICO INC
filed 2000-03-30
CIK 1089357

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K


       [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                  For the fiscal year ended: DECEMBER 31, 1999

                                       Or

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                For the transition period from _______ to _______


                        Commission File Number 333-85503


                     TELECOMUNICACIONES DE PUERTO RICO, INC.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

      COMMONWEALTH OF PUERTO RICO                         66-0566178
    (STATE OR OTHER JURISDICTION OF            (IRS EMPLOYER IDENTIFICATION NO.)
    INCORPORATION OR ORGANIZATION)

      1515 FD ROOSEVELT AVENUE
        GUAYNABO, PUERTO RICO                                 00968

(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                   (ZIP CODE)

         Registrant's telephone number, including area code 787-793-1818

              (Former name, former address and former fiscal year,
                         if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

  Title of Each Class                  Name of Each Exchange on Which Registered
  -------------------                  -----------------------------------------
         None                                             None

Securities registered pursuant to Section 12(g) of the Act:

         None
    --------------
    Title of Class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                           YES [X]  NO  [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contain herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of Telecomunicaciones de Puerto Rico, Inc. voting stock held by non-affiliates at February 29, 2000 amounted to zero.

Telecomunicaciones de Puerto Rico, Inc. had 25,000,000 shares of no par common stock outstanding at February 29, 2000.

================================================================================

                                      INDEX


PART I


         Item 1.     Business

         Item 2.     Properties

         Item 3.     Legal Proceedings

         Item 4.     Submission of Matters to a Vote of Security Holders


PART II.

         Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters

         Item 6.     Selected Financial Data

         Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations

         Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

         Item 8.     Financial Statements and Supplementary Data

         Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosures


PART III.

         Item 10.    Directors and Executive Officers of the Registrant

         Item 11.    Executive Compensation

         Item 12.    Security Ownership of Certain Beneficial Owners and Management

         Item 13.    Certain Relationships and Related Transactions


PART IV.

         Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

                                     PART I

ITEM 1.   BUSINESS

OVERVIEW

         We are the largest telecommunications service provider in Puerto Rico and one of the ten largest local exchange carriers in the United States as measured by access lines in service. We have been providing telecommunications services in Puerto Rico since 1914. We are a diversified telecommunications company, providing local, on-island and off-island long distance services, Internet access, cellular telephony and paging services and telecommunications equipment. We also provide network access and billing services to wireline and wireless operators. We operate the island's largest network of public telephones and market Puerto Rico's primary telephone directory.

         We invested over $1.9 billion from 1994 through December 31, 1999 to expand and enhance our wireline and wireless networks. Our switching network is 100% digital and encompasses over 73,000 fiber miles and currently uses SONET technology in a fiber optic ring configuration with speeds up to OC-192. This network provides the principal transmission medium for most public and special facilities circuits and supplies direct fiber optic connections to more office buildings than any other service provider on the island. Our cellular network utilizes the IS-136 standard with time division multiple access (TDMA) digital technology and provides island-wide coverage.

         We have more than 1.2 million access lines in service, including 961,000 residential and 304,000 business lines. We held a 59% share of the on-island long distance market and an approximate one-third share of the cellular market at December 31, 1999.


THE ACQUISITION AND CORPORATE RESTRUCTURING

         On April 7, 1997, the Government of the Commonwealth of Puerto Rico (the "Government") announced a plan, which resulted in the privatization of the Puerto Rico Telephone Company, Inc. ("PRTC") and Celulares Telefonica, Inc. ("CT"), through a competitive bidding process. On July 21, 1998, a consortium led by GTE Corporation (the "GTE Group") was awarded the right to purchase a controlling interest in Telecomunicaciones de Puerto Rico, Inc. (the "Company" or the "Successor") pursuant to an acquisition agreement (the "Acquisition"). The Company was formed in anticipation of the privatization to hold the stock of PRTC and CT from the Puerto Rico Telephone Authority ("PRTA"), a public corporation and an instrumentality of the Government, in connection with the privatization.

         The closing of the Acquisition occurred on March 2, 1999, under the following terms:

o A subsidiary of GTE Corporation (member of the GTE Group) acquired 40.01% plus one share of the Company stock, Popular Inc. (Popular) acquired 9.99% and an Employee Stock Ownership Plan (ESOP) acquires 7% as discussed below.

o The government received approximately $2.0 billion as part of the Acquisition. A portion of this amount was paid as a special dividend amounting to approximately $1.6 billion.

o In exchange for its forty-three percent (43%) interest less one share the PRTA also agreed to contribute cash or stock worth a total of $200 million as a capital contribution in even installments over five years beginning on March 2, 2000 to reduce the Company's unfunded pension and other post-retirement benefit obligations.

         In conjunction with the Acquisition, PRTA contributed 3% of the Company's shares to a newly created ESOP valued at $26.1 million, and the GTE Group purchased an additional 1% of the Company's shares from the PRTA for $8.7 million, which were contributed to the ESOP. The shares contributed by the PRTA and the GTE Group vested to employees on March 2, 1999. The ESOP also acquired an additional 3% of the Company's shares with the proceeds of a loan from the Company. These shares were used to establish $26.1 million contributory investment benefit plan for current and future employees.

         PRTC and CT are referred to as the Predecessors.


LOCAL SERVICES

         OVERVIEW

         Local services include basic voice, telephone rental, value-added services, special services, Internet and data access, and installation services. The following table shows the breakdown of residential and business access lines in service, excluding public phones, direct inward dialing business lines, wide area telecommunications services lines, private branch exchange trunks, and cellular and paging customers:

                             ACCESS LINES IN SERVICE


                                        Year Ended December 31,
                                      --------------------------
                                       1999      1998       1997
                                      ------    ------    ------

                                   (In thousands except percentages)

Residential                              961       947       950
Business                                 304       284       271
                                      ------    ------    ------

Total Access Lines in Service          1,265     1,231     1,221
                                      ======    ======    ======
Growth                                   2.8%      0.8%      5.6%


         BASIC VOICE SERVICE

         Basic voice service is the largest component of local service revenues, with $367 million or 27% of total revenues in 1999. Revenues increased $15 million over the prior year as a result of access line growth as prices have not changed. A strong local economy contributed in 1999 to strong business and residential second line demand. We believe that access line growth in the 5% range reflects an increase in current island demand. Access line growth in 1999 of 2.8% reflects facility-based local exchange competition, who entered the market in 1997. Access line growth in 1998 of only .8% is attributable to a 41-day strike against the Company and the effects of Hurricane Georges, which caused significant damage to Company facilities.

         Communities are grouped into five categories for basic rate purposes. The structure and rates for basic voice have not changed since 1982. Residential customers in cities with 40,000 or more lines are charged $18.80 per month for unlimited local calls, whereas customers in towns with 1,000 lines or less are charged $7.60 per month for comparable service. Residential basic rates average $13.60 per month. The rate range for business customers is much narrower, with basic rates excluding local usage ranging from $34.60 to $36.65 per month. Business rates, including local usage, average $46.00 per month. These rates exclude an Federal Communications Commission (FCC) imposed subscriber line charge of $3.50 per month to primary residential and single-line business customers and $6.00 per month to multi-line residential and business customers as these revenues are classified as access revenues. These rates also exclude other miscellaneous fees for white-page directory listings and touch calling which approximate an additional $1.50 per month.

TELEPHONE RENTAL

         Approximately 80% of single-line businesses and 62% of residential customers rent telephones, which generated approximately $29 million in revenues in 1999. Rental levels are high compared to U.S. mainland operators as we own the inside wire on a customers' premise and must maintain the inside wire and the phone. The rental option, and therefore the associated instrument repair responsibility, was eliminated for new service orders commencing in October 1999 as the telephone rental revenue stream was less than the cost of making customer premise visits to repair telephone instruments.

         VALUE - ADDED SERVICES

         Value-added services include over 15 voice features, such as caller ID, call waiting and voice mail. Charges for these features range from $1.50 to $7.50 per month and are also sold in discounted bundled packages. Residential acceptance is widespread with approximately 36% and 47% subscribing to at least one custom calling feature for class service or one class service feature, respectively. Revenues of $37 million in 1999 increased $2 million over the prior year, a 6% increase.

         SPECIAL SERVICES

         Special services include private high-speed dedicated lines marketed to businesses for data transport. Revenues of $37 million in 1999 increased $7 million over the prior year, a 23% increase. The 1999 revenues are divided between $16 million in local revenues and $21 million in long distance revenues. The deployment of an Asynchromous Transfer Mode ATM network in late 1999 will enable us to offer better tailored, cost effective high speed data services to businesses such as frame relay.

         INTERNET ACCESS

         We market dial-up unlimited Internet access under the PRT.net brand for $18 per month. We received $5 million of revenues in 1999 on 27,000 dial-up Internet access customers at December 31, 1999, an increase of 4,000 in customers over the prior year. Customer growth was inhibited by capacity constraints, which was resolved in the fourth quarter of 1999.

         We acquired 100% of Datacom Caribe, Inc. on December 22, 1999, the largest Internet Service Provider (ISP) in Puerto Rico with approximately 38,000 dial-up customers at December 31, 1999. Datacom Caribe, Inc. markets its service under the Coqui.net brand. The combination of these businesses makes us the most significant dial-up ISP on the island with approximately 65,000 customers at December 31, 1999.


         PUBLIC PHONES

         Revenues from public telephones in 1999 were $7 million, a decline of $2 million from the prior year. We have experienced significant market share erosion since the introduction of competition in 1997. We estimate that we held approximately one-half of the market at December 31, 1999, as measured in fourth quarter 1999 revenues.

         The price of a public phone call was increased in July 1999 from 10 cents for a call of unlimited duration to 25 cents for each 3-minute segment. We have not yet billed carriers of 800 cards for calls made from our phones. We are currently in the process of negotiating a settlement for traffic dating from September 1998. The expected settlement of $2 million, the prospective effect of receiving dial-around compensation and the full year effect of the July 1999 price increase is expected to increase reported revenues in 2000.

         NETWORK ACCESS

         Network access services include services provided to long distance carriers, other local exchange carriers, cellular and personal communications service operators and paging companies for the origination and termination of calls to and from local customers. These operators pay an access fee based on tariffs or specific interconnection agreements which have a duration of one, two or three years. We also collect network access fees directly from our customers in the form of FCC-mandated line charges. Network access revenues totaled $348 million in 1999 and included the following amounts (in millions):


             o    Long term support subsidies                         $   89

             o    Universal service fund subsidies                        45

             o    Subscriber line charge                                  57

             o    Per minute access charges:

                  o    Off-island switched & common
                       carrier line                                      100
                  o    Off-island special                                  9
                  o    On-island switched                                 39
                  o    Wireless                                            9

         The long-term and universal support subsidies are received through pooling arrangements administered by the National Exchange Carriers Association
(NECA). Please refer to the Regulatory and Competitive Trends section of Management's Discussion and Analysis for a discussion of the factors affecting future access revenues and the expected decline in long term support subsidies in 2000 and beyond.

         LONG DISTANCE

         The long distance market in Puerto Rico experienced profound change during 1999. The market prior to February 1, 1999 was divided between off-island and on-island. We could not sell off-island long distance because of a prior non-compete agreement and our competitors could not sell on-island on an equal access basis. AT&T, Telefonica Larga Distancia (TLD), and Sprint were the most significant competitors in the off-island market.

         The off-island and on-island distinction no longer exists with the introduction of equal access on February 1st 1999. In 1999 we entered into the off-island market. The price of a long distance call at December 31, 1999 was the same anywhere in Puerto Rico and to the U.S. and ranged from 9 cents to 12 cents a minute for peak hours and 8 cents to 10 cents for off-peak hours. These prices reflect a decrease of approximately 3 cents a minute since February 1, 1999 as a result of increased competition.

         Total long distance revenues of $211 million in 1999 reflected a decline of $41 million as compared with 1998, of which $54 million was primarily applicable to erosion of the on-island market. We estimate that we held a 59% market share of on-island long distance revenues at December 31, 1999 versus 98% on December 31, 1998. Access revenues partially offset the loss in on-island long distance revenues, as competitors must interconnect to our network to complete a call. We realized $34 million in increase on-island access revenues in 1999 primarily due to the loss of on-island long distance revenues.

         CELLULAR SERVICE

         Demand for cellular services has grown rapidly in recent years due to increased competition, attractive price plans, prepaid calling cards, and wide market acceptance. Total market penetration is estimated to approximate 24%. We market analog and digital cellular service under the Celulares Telefonica brand in the B block 800-megahertz frequency. There were five facility based cellular operators providing service throughout the island with varying coverage at the end of 1999. AT&T and TLD began marketing their service during 1999 under the SunCom and Movistar brands, respectively. Several competitors' networks are concentrated in the San Juan Metropolitan area, while we provide island-wide coverage. We hold an approximate one-third market share which is the second largest of any company.

         Our customer growth has been driven by significant increases in regular customers and customers who use our prepaid Activa cellular calling card. Total customers grew from 204,000 at the end of 1998 to 285,000 at year-end 1999, a 40% growth rate. Prepaid customers grew from 48,000 at the end of 1998 to 101,000 at year-end 1999, a 110% growth rate. The growth in prepaid is driven by budget conscious customers who have selected calling cards with low denominated values. Average revenue per user (ARPU) for prepaid was $16 in 1999. We replaced our lowest denominated card of $15 with a $20 card in the first quarter of 2000 to increase revenue potential. ARPU for regular customers was $53 in 1999, an increase of $2 from the prior year, reflecting increased usage, due to lower airtime price per minute than in the prior year. Total ARPU was $43 in 1999, a decrease of $6 from the prior year.

         Customer churn approximated 3% per month in 1999, a decrease of .8% from the prior year. We believe churn is high compared to U.S. mainland standards because of higher disconnections due to non-payment and the intensity of competition. We signed a roaming agreement with AT&T to increase roaming coverage for our customers in the U.S. mainland and we now offer roaming in the Dominican Republic, through Codetel, a GTE affiliate.

         We implemented a new on-line customer activation and billing system in the fourth quarter of 1999. We believe that this system will improve our sales, marketing, and customer retention capabilities.

         PAGING

         We market a facility-based paging service under the Celulares Telefonica brand through our cellular distribution channels. Major competitors include Celpage, CellularOne and Skytel. We have experienced a contraction in customers since 1997. Our alphanumeric service averages $19 per month, with a $60 instrument purchase which is close to a prepaid cellular calling card plan. Consequently, we have experienced migration to cellular plans as well as high disconnections related to non-payments.

         DIRECTORY SERVICES

         We received $28 million in publishing revenue in 1999 under a revenue sharing arrangement with VNU World Directories VNU. VNU is the publisher of the white and yellow page directories distributed under the PRT brand and there is no other significant competitor product. We entered into a new 95-year agreement in 1999 with AXESA, a joint venture among VNU, GTE, and ourselves which provides us a publishing right of 35% of yellow page advertising revenues, plus billing and collection fees starting in June 2000. Revenues are estimated to remain unchanged as this new arrangement is expected to generate higher revenues despite a lower publishing right.

         BILLING AND COLLECTION SERVICES

         We generated $15 million in 1999 in revenues by billing and collecting for most off-island long distance carriers, including AT&T, MCI Worldcom, Sprint and TLD. The contract with AT&T, which represents half the revenue volume, expires in 2001. The other arrangements are on a month to month basis and we cannot predict if these carriers will continue to use our services.


NETWORK INFRASTRUCTURE

       We invested approximately $1.9 billion from 1994 to 1999 and $273 million in 1999 to expand and enhance our networks. We have publicly committed to spend $1 billion over the 1999 through 2003 period through internally generated funds.

       WIRELINE NETWORK


       Our switching network is 100% digital, consisting of 29 local host offices and two access tandems to ensure redundancy and network reliability. Our network has the following characteristics:

   o Approximately 80% of our transmission circuits use fiber optic systems; consisting of 73,000 miles of fiber optic cable in fiber-ring and point-to-point configurations.

   o The entire transmission network for the San Juan Metropolitan Area uses self-healing SONET rings operating at bandwidths up to OC-192 with fiber cable connected to over 200 office buildings in this area.

   o   Approximately 39% of outside cable serving the local loop is underground.

   o Our switching network and transmissions systems are monitored by a Network Monitoring Center provided by Bellcore, which operates 24 hours per day.

        We have completed the installation of an ATM network, which provides high-speed data transmission on a more efficient and reliable network. The ATM network includes 15 nodes located throughout the island. We completed a project for the Department of Education during the fourth quarter of 1999 to provide 750 schools with Internet access through the network.

         WIRELESS NETWORK

         We operate both an analog and a TDMA digital network using the IS-136 standard. We believe our island-wide coverage is superior to those of our competitors in that we have 152 cells and 18 micro-cells which is more than our competitors.

EMPLOYEES

         Our workforce totaled 6,614 employees at December 31, 1999. Approximately 74% of full-time employees are members of two unions, the Union of Independent Telephone Workers, known as UIET, or the Brotherhood of Independent Telephone Workers, known as HIETEL. Union membership is mandatory for certain job categories. We are currently negotiating a new contract with each of these unions as the past contracts expired in January 2000, and October 1999, respectively. At this time, we cannot determine when and upon what terms the negotiations will be completed.

         Voluntary early retirement programs were offered during 1999. A total of 1,342 employees chose to retire under these programs and $207 million of non-cash charges were recorded.

FRANCHISES AND LICENSES


         Advances in technology, together with a number of regulatory, legislative and judicial actions, continue to accelerate and increase the competition affecting our operations and the opportunities available to us.

ENVIRONMENTAL REGULATIONS

         Our operations are subject to federal, state and local laws and regulations governing the use, storage, disposal of, and exposure to, hazardous materials, the release of pollutants into the environment and the remediation of contamination. As an owner or operator of facilities where hazardous materials are used, we could be subject to environmental laws that impose liability for the entire cost of cleanup at contaminated sites, regardless of fault or the lawfulness of the activity that resulted in the contamination. We believe, however, that our operations are in substantial compliance with applicable environmental laws and regulations.

         Many of our properties formerly and currently contain underground and aboveground storage tanks used for the storage of fuel. Some of these tanks may have leaked or otherwise caused contamination. We have investigated and remediated, known contamination at a number of properties. We cannot be sure, however, that we have discovered all contamination or that the regulatory authorities will not request additional remediation at sites that have previously undergone remediation.

         Our cellular operations are also subject to regulations and guidelines that impose a variety of operational requirements relating to radio frequency emissions. The potential connection between radio frequency emissions and certain negative health effects, including some forms of cancer, has been the subject of substantial study by the scientific community in recent years. To date, the results of these studies have been inconclusive. Although we have not been named in any lawsuits alleging damages from radio frequency emissions, it is possible we could be sued in the future, particularly if scientific studies conclusively determine that radio frequency emissions are harmful.

REGULATORY ENVIRONMENT IN PUERTO RICO

         Introduction

         We hold franchises, licenses and permits adequate for the conduct of our business in the markets, which we serve. Advances in technology, together with a number of regulatory, legislative and judicial actions, continue to accelerate and increase the competition affecting our operations and the opportunities available to us. The Federal Telecommunications Act of 1996 is intended to promote competition in all sectors of the telecommunications marketplace, while preserving and advancing universal telephone service.

         The telecommunications regulatory environment in Puerto Rico is undergoing change. With the passage of the Federal Telecommunications Act of 1996, which amended the 1934 Federal Act, our legal monopoly was eliminated. The Puerto Rico Telecommunications Act provides for the creation of the Telecommunications Regulatory Board (TRB), the main purpose of which is to regulate telecommunications and cable television services on the island. The Puerto Rico Telecommunications Act also incorporates the pro-competitive and universal service features found in the Federal Telecommunications Act of 1996. We are also subject to regulation by the Puerto Rico Planning Board, the Administration of Regulations and Permits of Puerto Rico and the Environmental Quality Board.

         We are involved in proceedings arising under the Federal Telecommunications Act of 1996, the FCC Rules and the Puerto Rico Telecommunications Act, including disputes relating to access charges. The unfavorable resolution of these matters may have an adverse effect on our financial results. For more information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Regulatory and Competitive Trends."

UNITED STATES TELECOMMUNICATIONS REGULATION

         The regulation of telecommunications services is generally divided between the inter-state and intra-state jurisdictions. The FCC regulates inter-state and wireless services, and state commissions regulate intra-state services. Recent legislative efforts and the development of new services, however, have blurred this distinction. The Federal Telecommunications Act of 1996 amended the 1934 Federal Act to advance universal service and open the telecommunications market to local competition by requiring the incumbent local exchange carriers to enter into agreements permitting other telecommunications carriers to access and utilize the incumbent local exchange carriers' network for the provision of competitive local services. The Federal Telecommunications Act of 1996 also provides for the resale of incumbent local exchange carrier services by other telecommunications companies.

PUERTO RICO FEDERAL TELECOMMUNICATIONS ACT OF 1996

         Provisions for Telecomunicaciones de Puerto Rico

The Puerto Rico Telecommunications Act directs the TRB to presume that we control the local service, access service and on-island toll markets as of the date of enactment of the Puerto Rico Telecommunications Act. The TRB is not to presume that we possess control of the cellular or paging service markets. The TRB may refrain from enforcing the provisions of the Puerto Rico Telecommunications Act, with the exception of the universal service contribution requirement, against carriers, which do not possess control of the market. Within three years of the effective date of the Puerto Rico Telecommunications Act, the TRB is to initiate a proceeding to determine if we retain control of the various markets or any parts thereof. If it is determined that the we do not retain control of the market in any line of business, the TRB may refrain from enforcing the provisions of the Puerto Rico Telecommunications Act against us to that extent.

         In February 2000, the TRB requested a response as to whether we continue to control the local, access services and on-island markets. In March 2000, we responded that we continued to control the local and access service markets and that we no longer control the on-island long distance markets.

         Competitive Provisions

         The Puerto Rico Telecommunications Act contains provisions that promote competition and require, among other things, that telecommunications companies provide interconnection to their facilities where technically feasible. Other provisions also guarantee the competitive availability of certain services, including access to directory assistance and repair service. In addition, all interconnection agreements must be submitted to the TRB for approval.

ITEM 2.    PROPERTIES

         We have facilities in all the major population centers of San Juan, Mayaguez, Ponce, Fajardo, Humacao, Arecibo, Aguadilla, and Guayama and in most of the smaller towns. Facilities as of December 31, 1999 include:


                                                                          Owned            Leased
                                                                          -----            ------

          o    Administrative Offices                                       13               14
          o    Commercial & Customer Service stores & offices                2               23
          o    Wireless kiosks                                              --                2
          o    Standalone Wireline Switching Center Buildings               82               --
          o    Inside & Outside Remote Switching Units                     154                9
          o    Wireless Cell Sites                                          20              130
          o    Standalone Operational Centers (repair,
               dispatch, assignment)                                        16               11
          o    Warehouses                                                    2               --

         All of these properties are generally in good operating conditions and adequate to satisfy the needs of the business.

ITEM 3. LEGAL PROCEEDINGS

         We are a defendant in various legal and administrative proceeding arising in the ordinary course of business. We believe the resolution of these matters will not have a material adverse effect on our financial position and results of operations. See the Regulatory and Competitive Trend section of Managements Discussion and Analysis for more information regarding this matter. In connection with the Acquisition, the PRTA agreed to indemnify, defend and hold us harmless for specified significant litigation, including one environmental matter.

         The Federal Communications Commission (FCC) has recently issued an order requiring to pass on $74 million to ratepayers in Puerto Rico through reduced rates. We have filed a Petition for Reconsideration. For more information about this order and petition, see "Rate Making Considerations Related to the Creation of the Wireless Affiliates" and "Regulatory and Competitive Trends of Management Discussion and Analysis."

ITEM 4. SUBMISSION OF MATTERS TO A VOTE SECURITY HOLDERS




         The shareholders approved a 25 to 1 stock split in order to decrease the per share market price and increase the affordability of ESOP participants at a December 1999 Shareholder's meeting.

         The stock split was approved (a) unanimously by the Directors of the Company and (b) by the shareholders of 93% of the Company's common stock. The holder of the remaining 7% abstained from voting in this matter.

                                     PART II


ITEM 5. MARKET FOR THE COMPANY'S STOCK AND RELATED STOCKHOLDER MATTERS



(A) MARKET FOR COMMON STOCK

         There is no established trading market for the Company's common stock.

(B) HOLDERS

         As of December 31, 1999, the number of common stock outstanding was 25 million shares. The number of holders of record at December 31, 1999 was four.

(C) DIVIDENDS

         Our shareholders agreement states that dividends are equal to at least 50% of net income, payable quarterly to the extent funds are legally available. A dividend is not expected for the near future since there was a retained deficit of $133 million at December 31, 1999. The senior note and credit facility indentures do not contain dividend restrictions.

ITEM 6. SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL AND OPERATIONAL DATA

         The following table was derived from our audited consolidated financial statements and the audited combined financial statements of our Predecessors for the designated periods. You should read the following data together with (a) our Predecessor's historical combined financial statements and the notes thereto (i) as of December 31, 1998 and 1997 and (ii) as of and for the period from January 1, 1999 to March 1, 1999; and (b) our historical consolidated financial statements and the notes thereto as of and for the period from March 2, 1999 to December 31, 1999, all of which have been audited by Deloitte & Touche LLP, independent auditors, and appear elsewhere in this report. Our results of operations and financial condition differ materially from those previously reported due primarily to:


o The incurrence of $1.6 billion of debt and related interest expense in connection with the acquisition;

o        The change to a tax paying company;

o Voluntary early retirement programs introduced in 1999 resulting in non-cash provisions of $207 million;

o        The accrual of management fees owed to GTE;

o The introduction of dialing parity in the on-island long distance market and our entrance into the off-island long distance market;

o Revaluation of assets and liabilities to reflect purchase accounting relating to the acquisition; and

o        The discontinuation of regulatory accounting principles


                                   COMPANY                         PREDECESSORS (COMBINED)
                                  ----------     -----------------------------------------------------------
                                    MARCH 2       JANUARY 1
                                   THROUGH        THROUGH                   YEARS ENDED DECEMBER 31,
                                   DECEMBER       MARCH 1,     ----------------------------------------------
                                   31, 1999         1999         1998         1997         1996        1995
                                  ----------     ----------    --------     --------     --------    --------
                                                             (DOLLARS IN MILLIONS)
INCOME STATEMENT DATA:
  Revenues and Sales              $  1,126.3     $    223.3    $1,270.7     $1,234.1     $1,201.4    $1,110.3
  Operating Costs and Expenses       1,181.5          222.4     1,043.4        989.6      1,060.5       836.7
                                  ----------     ----------    --------     --------     --------    --------
  Operating Income (loss)              (55.2)            .9       227.3        244.5        140.9       273.6
  Interest Income (Expense),
    Net                                (65.1)            .4         2.5          3.0          1.6         2.2
  Other Income (Expense)                 1.2             .6        (5.4)        (1.7)        (0.8)         .5
  Income Tax Benefit                    46.4             --          --           --           --          --
                                  ----------     ----------    --------     --------     --------    --------

  Net Income (Loss), Before
    Extraordinary Charge               (72.7)           1.9       224.4        245.8        141.7       276.3
  Extraordinary Charge                 (60.5)            --          --           --           --          --
                                  ----------     ----------    --------     --------     --------    --------
  Net Income (Loss)               $   (133.2)    $      1.9    $  224.4     $  245.8     $  141.7    $  276.3
                                  ==========     ==========    ========     ========     ========    ========
OTHER FINANCIAL DATA:
  Depreciation and Amortization   $    241.9     $     50.4    $  296.5     $  279.2     $  254.6    $  213.4
  Cash Flows from Operations           316.1           55.9       613.8        508.2        504.1       518.1
  Capital Expenditures                 240.1           33.2       288.0        362.2        391.4       383.9
  Cash Flows used in Investing
    Activities                         246.4           33.1       279.6        351.3        380.7       373.4
  Cash Flows from Financing
    Activities                         (96.8)          14.2      (319.8)      (178.7)      (103.5)     (134.6)
  EBITDA(1)                            186.7           51.3       523.8        523.7        395.5       487.0
  EBITDA Margin(2)                        17%            23%         41%          42%          33%         44%
  Ratio of Earnings to Fixed
    Charges(3)                           1.4



                                         COMPANY                 PREDECESSORS (COMBINED)
                                       ---------    -------------------------------------------------
                                          AS OF                     AS OF DECEMBER 31,
                                         DEC 31,    -------------------------------------------------
                                          1999          1998        1997         1996         1995
                                       ----------   ----------   ----------   ----------   ----------
                                                                    (DOLLARS IN MILLION)

BALANCE SHEET DATA:
  Current Assets                       $    440.2   $    435.4   $    379.7   $    410.1   $    370.4
  Property, Plant and Equipment, Net      1,742.5      1,987.9      2,019.1      1,947.0      1,820.3
  Total Assets                            2,827.7      2,456.6      2,434.8      2,388.0      2,219.6
  Current Liabilities                       350.7        347.2        243.6        278.7        225.1
  Total Debt                              1,497.4          0.8          1.2          1.4          1.5
  Shareholders' Equity                      369.6      1,812.7      1,925.0      1,851.3      1,811.7





                                                             COMPANY                 PREDECESSORS (COMBINED)
                                                          -----------  -------------------------------------------------
                                                              AS OF                   AS OF DECEMBER 31,
                                                          DECEMBER 31, -------------------------------------------------
                                                             1999         1998         1997         1996         1995
                                                          -----------  ----------   ----------   ----------   ----------

OPERATING DATA:
  Access Lines in Service (000)                                1,265        1,231        1,221        1,156        1,101
  Wireless subscribers:
    Cellular (000)                                               285          204          135          153          165
    Paging (000)                                                 183          219          235          200          135
  Total Access Lines (per 100 households)                         76           75           76           74           72
  Number of full-time Employees                                6,614        7,703        7,863        7,971        8,102
  Access Lines/Wireline Employee                                 207          169          164          153          139
  Cellular Average Monthly Service Revenue Per User       $       43   $       49   $       59   $       71   $       69

--------------------

(1) EBITDA represents operating income plus depreciation and amortization expense. EBITDA is used by some investors and analysts to analyze and compare companies on the basis of liquidity. EBITDA is not recognized under generally accepted accounting principles and should therefore not be construed as an alternative for net income, which is an indicator of a company's performance, or cash flow from operations, which is a liquidity measure. It is included because we believe it provides additional information with respect to our anticipated ability to meet future debt service, capital expenditures, and working capital requirements. Our calculation of EBITDA may be different from the calculation used by other companies and therefore comparability may be affected.

(2) Determined by dividing EBITDA by revenues and sales.

(3) The ratio of earnings to fixed charges of the Predecessors has not been presented, as the fixed charges were nominal prior to the Acquisition since there was no significant indebtedness.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

         In this Management's Discussion and Analysis of Financial Condition and Results of Operations, the Company has made forward-looking statements. These statements are based on the Company's estimates and assumptions and are subject to certain risks and uncertainties. Forward-looking statements include the information concerning possible or assumed future results of operations of the Company, as well as those statements preceded or followed by the words "anticipates," "believes," "estimates," "expects," "hopes," "targets" or similar expressions.

         The future results of the Company could be affected by subsequent events and could differ materially from those expressed in the forward-looking statements. If future events and actual performance differ from the Company's assumptions, the actual results could vary significantly from the performance projected in the forward-looking statements.

         The following important factors could affect the future results of the Company and could cause those results to differ materially from those expressed in the forward-looking statements: (1) materially adverse changes in economic conditions in Puerto Rico; (2) material changes in available technology; (3) the final resolution of federal, state and local regulatory initiatives and proceedings, including arbitration proceedings, pertaining to, among other matters, the terms of interconnection, access charges, universal service, unbundled network elements and resale rates; and (4) the extent, timing, success and overall effects of competition from others in the Puerto Rico telephone service market.

THE ACQUISITION AND CHANGE IN ACCOUNTING BASIS

         Our results of operations and financial position as of December 31, 1999 reflect the adoption of a new accounting basis for our assets and liabilities and the consequences of becoming a tax paying enterprise as a result of the Acquisition. The revaluation of assets and liabilities reflects the value paid by the GTE Group to acquire their 50% plus one share interest in the Company in excess of the historical book value of the assets and liabilities acquired. As a result of this Acquisition, our results of operations and financial position for periods ending after March 2, 1999 differ materially from those previously reported by our Predecessors primarily due to the items discussed above and the following:

   o The incurrence of $1.6 billion of debt and related interest expense in connection with the Acquisition

   o Voluntary early retirement programs introduced in 1999 resulting in non-cash provisions of $207 million

   o     The accrual of management fees owed to GTE

   o The introduction of dialing parity in the on-island long distance market and our entrance into the off-island long distance market

   o     The discontinuation of regulatory accounting principles


RESULTS OF OPERATIONS

         Our discussion of results for the year ended December 31, 1999 is based upon results from March 2, 1999 to December 31, 1999, and the Predecessor results from January 1, 1999 to March 2, 1999 and all of 1998. The comparison for the years ended 1999 and 1998 is for the full twelve-month period and combines the results of the Predecessors with the results for the Company in 1999. In the discussion below, references to the Company also include our Predecessors. The comparability of revenues before and after the Acquisition was not affected by a change in accounting basis. Accordingly, in the discussion of revenue trends, we have not distinguished between the operations of the Predecessors before March 2, 1999 and after this date.

         We have two reportable segments, Wireline and Wireless. See Note 13 to the consolidated financial statements for additional information on our segments.

         The Wireline segment provides:

   o Local service including basic voice, telephone and telecommunications equipment rental, value-added services, high speed private line services, public phone services, internet access and installations;

   o Long distance service consisting of on-island and off-island. Off-island services began on February 1, 1999;

   o Access service provided to long distance carriers, other local exchange companies and cellular and paging operators to originate and terminate calls on our network;

   o     Directory publishing right revenues and listing fees;

   o     Billing and collection services to competing long distance operators;
         and

   o     Telecommunications equipment sales.

         The Wireless segment includes cellular and paging services.

REVENUES


                                               YEARS ENDED DECEMBER 31,
                                               (DOLLARS IN MILLION)
                            -----------------------------------------------------------------

                                   1999                    1998                   1997
                            -------------------    -------------------    -------------------


WIRELINE:
Local                       $    495         37%   $    468         37%   $    447         36%
Network Access                   348         26         300         24         278         22
Long Distance                    210         16         252         20         252         20
Directory and Other              101          7          80          6          90          8
                            --------   --------    --------   --------    --------   --------

   Total Wireline              1,154         86%      1,100         87%      1,067         86%
                            --------   --------    --------   --------    --------   --------

WIRELESS:
Cellular                         134         10         100          8%        102          8%

Paging                            46          3          60          4          55          5

Wireless Equipment                15          1          11          1          10          1
                            --------   --------    --------   --------    --------   --------

  Total Wireless                 195         14%        171         13%        167         14%
                            --------   --------    --------   --------    --------   --------

  Revenues and Sales        $  1,349        100%   $  1,271        100%   $  1,234        100%
                            ========   ========    ========   ========    ========   ========


EXPENSES AND CHARGES


                                                     YEARS ENDED DECEMBER 31,
                                                      (DOLLARS IN MILLION)
                                               -------------------------------
                                                 1999        1998        1997
                                               --------    --------   --------



WIRELINE:

Cost of services and sales                     $    442    $    415   $    431
Selling, general and administrative                 298         217        159
                                               --------    --------   --------
   Total Wireline                                   740         632        590

WIRELESS:

Cost of services and sales                     $     46    $     18         19
Selling, general and administrative                  92          97        101
                                               --------    --------   --------
   Total Wireless                                   138         115        120


OTHER:

ESOP compensation expense                            26          --         --
Early retirement provision                          207          --         --
Depreciation and amortization                       292         297        279
Interest and Others                                  62           3         (1)
Income Tax Benefit                                  (46)         --         --
Extraordinary Item (FAS #71) - net of tax            61          --         --
                                               --------    --------   --------


Net Income (Loss)                              $   (131)   $    224   $    246
                                               ========    ========   ========



OPERATING DATA (1)


                                             YEARS ENDED DECEMBER 31,
                                         ------------------------------
                                           1999       1998      1997
                                         --------   --------   --------


Access Lines in Service (000's)(2)          1,265      1,231      1,221
On-island LD Minutes (million)              1,254      1,670      1,649
Off-island LD Minutes (million)(3)             62         --         --
Cellular Subscribers (000's)                  285        204        135
Cellular ARPU                            $     43   $     49   $     59
Paging Subscribers (000's)                    184        219        235

---------------

(1) December 31, 1999 assets included $2,591 million wireline assets, $297 million wireless assets and $60 million of intersegment asset eliminations.

(2)      Access lines excludes Wireless subscribers.

(3)      Off-island long distance service commenced February 1, 1999.

YEAR ENDED DECEMBER 31, 1999 COMPARED WITH YEAR ENDED DECEMBER 31, 1998

         REVENUES AND SALES. Revenues for the year ended 1999 increased $78 million, or 6%, to $1,349 million from the $1,271 million in the comparable period in 1998.

     WIRELINE:

         Local service revenues include revenue generated from basic voice, telephone rental, value-added services, special services, Internet access, and installation services. Local service revenues for the year ended December 31, 1999 increased $27 million, or 6%, to $495 million from $468 million in 1998, resulting primarily from increases in measured service, installation charges, private lines and residential lines of $13 million, $6 million, $4 million and $4 million, respectively.

         Access line growth in the year ended December 31, 1999 was 2.8%, compared to current Island demand of 5% due to local exchange competition from Centennial who entered the market in 1997. The waiting list of orders for new installations decreased to 22,200 at December 31, 1999 from 24,600 at June 30, 1999 and 36,600 at December 31, 1998.

         Network access revenues for the year ended December 31, 1999 increased $48 million, or 16%, to $348 million compared to $300 million for the year ended December 31, 1998. We received $34 million of additional access revenues from long distance carriers to originate on-island calls, which was the result of our on-island long distance market share loss. An additional $20 million was realized from higher switched access revenues due to higher competitor off-island traffic. This increase was partially offset by a decrease of $7 million in carrier and universal service funds.

         Long distance revenues include direct dialed on-island and off-island, operator-assisted, calling card and on-island private line revenues. Long distance revenues decreased $42 million, or 17%, to $210 million for the year ended December 31, 1999 from $252 million in 1998. The decrease was attributed to 21% lower on-island minutes of use, which was partially offset by an increase in off-island minutes-of-use and higher operator assisted set-up fees. Competition in the on-island market accelerated in February 1999 with the introduction of dialing parity. We have experienced erosion in market share from 98% in February 1999 to 59% in December 1999. The increase in off-island traffic for the total market has mitigated some of our on-island share loss. We realized $11 million in new revenues as a result of our entrance in the off-island long distance market in February 1999.

         Directory and other revenues for the year ended December 31, 1999 increased $21 million or 26%, to $101 million, from $80 million in 1998. Directory revenues in 1999 increased $2 million over 1998. Billing and collecting services and other services to carriers increased $6 million. In addition, the sale of equipment increased $11 million mainly due to a new contract with the Puerto Rico Department of Education.

     WIRELESS:

         Revenues from cellular and paging services increased $24 million, or 14%, to $195 million in the year ended December 31, 1999 compared to $171 million in 1998. Cellular service revenues increased $34 million or 34% as a result of the net addition of approximately 81,000 subscribers in the year ended December 31, 1999, which represents an increase in net subscribers of 40% from December 31, 1998. Cellular average revenue per unit of $43 for the year ended December 31, 1999 decreased by $6 from the similar period in 1998. The reduction is the result of the offering of lower prices to maintain our competitiveness and new entrants in 1999 and an increase in the number of prepaid plans, which have lower average revenue per unit.

         Paging revenues declined $14 million, or 23% to $46 million during the year ended in December 31, 1999 from $60 million in the year ended December 31, 1998. The decrease was due to a reduction of 35,000 subscribers or 16% during 1999 because of the migration to cellular pre-paid plans as well as high disconnections related to non-payments.

         Other revenues include equipment sales, which increased $4 million or 36% to $15 million during the year ended December 31, 1999 from $11 million in the year ended December 31, 1998. This was a result of higher gross additions.


     OPERATING COSTS AND EXPENSES. Operating costs and expenses for the year ended December 31, 1999 increased $131 million, or 18%, to $878 million from the $747 million compared to December 31, 1998.

     WIRELINE:

         Wireline expenses for the year ended December 31, 1999 increased $108 million, or 17% to $740 million from the $632 million incurred in 1998. Costs of services and sales increased $27 million, or 7%, to $442 million mainly because of the increase in property and municipal taxes of $46 million. Lower inventory obsolescence provisions of $7 million, and lower facilities expenses of $8 million partially offset this amount. Selling, general and administrative expenses of $298 million increased $81 million or 37% when compared to the year ended December 31, 1998. The principal component of the increase related to management and technology license fees of $33 million, higher bad debt provisions of $28 million, GTE employee expenses of $7 million and telemarketing and consulting expenses of $5 million.

     WIRELESS:

         Wireless expenses for the year ended December 31, 1999 increased $23 million or 20% to $138 million from the $115 million reported in 1998. Costs of services and sales increased $28 million or 156% to $46 million from $18 million in 1998 because of higher access charges of $10 million, higher inventory obsolescence provisions of $4 million, higher property taxes of $3 million and higher cost of equipment of $1 million. Selling, general and administrative expenses decreased $5 million or 5% to $92 million from the $97 million reported in 1998. The principal components of this decrease were lower operator service expense of $3 million and lower temporary service expense of $2 million.

         EARLY RETIREMENT PROGRAMS. Three voluntary early retirement programs were offered during the year. The first relates to 131 of the Predecessors' employees, who participated in a government sponsored pension plan and retired on March 1, 1999. The Predecessors' results of operations for the period ended March 1, 1999 include a $4 million payment to the government to compensate for a portion of the expense.


         A voluntary early retirement was offered during the third quarter to qualified employees. Those choosing to retire received normal medical and life insurance benefits, a credit for five additional years of service, and were not penalized for early retirement in the calculation of their pension benefits. A $165 million non-cash provision was recorded. There were 1,001 employees who elected this program, an acceptance rate of 94%.

         A third voluntary program was offered in the fourth quarter to union employees, with 10 years of service, determined to be completely disabled by a Company designated physician. A $38 million non-cash provision was recorded, relating to 210 employees.


         ESOP COMPENSATION EXPENSES. A $26 million non-cash expense was recorded in 1999 representing the PRTA's grant. The grant was recorded as compensation expense, with an offsetting credit to paid-in-capital.

         DEPRECIATION AND AMORTIZATION EXPENSES. Depreciation and amortization of $292 million for the year ended December 31, 1999 was $5 million lower than the prior year primarily due to the discontinuation of regulatory accounting principles.

         INTEREST EXPENSE. Interest expense of $65 million for the year ended December 31, 1999 results from the borrowing related to the special dividend. Debt decreased from $1.6 billion on March 2, 1999 to $1.5 billion at December 31, 1999. There were no debt or interest expenses in 1998.

         EXTRAORDINARY CHARGE. During 1996, the Government enacted the Telecommunications Act of 1996, which began a process to open the local telecommunications market to competition. This process resulted in the PRTA's decision to privatize the local exchange telephone operations of the Predecessors.

         Prior to the Acquisition, our rates were regulated based upon rate of return/cost of service regulation. The Predecessor entity was also entitled to cost support from subsidy pools administered by NECA for operation in high cost regions. As a rate of return carrier, we were permitted to charge prices sufficient to cover our costs and which permitted an annual rate of return of up to 11.5%. The high cost support subsidies provided us the funds, necessary to achieve the rate of return. After the Acquisition, PRTC, as an indirect subsidiary of GTE, is considered a price cap carrier. As such, our prices, rather than our earnings, will be regulated. We must exit the long-term support pool on July 1, 2000 and implement a price cap mechanism to recover common carrier line costs. When we exit the long-term support pool, we can charge inter-exchange carriers a pre-subscribed inter-exchange common carrier line charge ("PICC"), which is assessed on an access line basis for interconnection to our local network. We estimate that the annualized pretax loss in revenues is approximately $77 million.

         We also terminated, in anticipation of the Acquisition, a mutual non-compete agreement with Telefonica Larga Distancia (TLD), a long distance service provider. The agreement prohibited us from providing off-island long distance service and TLD from providing any telecommunication service in Puerto Rico. In addition, on February 1, 1999, the requirement for competitor customers to dial an access code was eliminated with the implementation of equal access dialing as mandated by the Federal Communications Commission ("FCC"). These actions significantly increased competition. We also agreed not to increase prices for basic wireline services for three years in the Acquisition agreement.

         As a result of changes in rate regulation, the competitive environment and the terms of the Acquisition, we determined that regulatory accounting principles set forth in SFAS No. 71 are no longer applicable to our operations as prices will be based on market forces instead of cost. Accordingly, we discontinued the application of SFAS No. 71 in conformance with SFAS No. 101 Regulated Enterprises - Accounting for the Discontinuation of Application of FASB Statement No. 71. In general, SFAS No. 71 required us to depreciate plant and equipment over lives approved by the regulator that, in many cases, extended beyond an assets' economic lives. As a result of this requirement, the recorded net book value of assets were in many cases higher than that which would otherwise have been recorded had depreciation been based on the economic life. As a result of the decision to discontinue SFAS No. 71, an assessment of the cost of assets that will not be realized based on an analysis of the expected cash flows from the plant and equipment over their remaining economic lives has resulted in the write-down of plant and equipment of $198.5 million. A proportionate amount of this adjustment (approximately $99 million) was accounted for as a purchase price adjustment in accordance with the provisions of partial step-up accounting to reflect the fair market values of the assets acquired. The remaining $99 million was recorded as an extraordinary charge in the accompanying consolidated statements of operations ($60.5 million after tax).

         INCOME TAXES. A tax credit of $46 million reflects deferred tax benefits at a 39% statutory rate. We believe realization of the deferred tax asset is more likely than not based on expectations of future taxable income. We did not have income taxes in 1998, since we were not a taxable enterprise.

         NET INCOME, LOSS. Principally because of severance provisions, management and technology costs, taxes, and interest expense, there was a net loss of $131 million for the year ended December 31, 1999.

YEAR ENDED DECEMBER 31, 1998 COMPARED WITH YEAR ENDED DECEMBER 31, 1997

         REVENUES AND SALES. Revenues increased $37 million, or 3%, to $1,271 million for 1998 compared to $1,234 million for 1997. The increase resulted primarily from growth in local and network access.

     WIRELINE:

         In 1998, local service revenues increased $21 million, or 5%, to $468 million for 1998 compared to $447 million for 1997. The increase was primarily due to growth in value added services, such as caller I.D. and call waiting, which produced $8 million of higher basic voice service revenue; growth in the number of access lines, which produced a $10 million increase in rental revenues from business and residential lines; additional usage revenues of $6 million and an increase in Internet revenues of $3 million. Installation revenues declined in 1998.

     Access line growth in 1998 was only 0.8%, a substantial decrease when compared to the growth rate for the preceding three years, which ranged from 4% to 6%. Slower growth was primarily attributable to Hurricane Georges and a 41-day work stoppage organized to protest the privatization. The waiting list for new installations increased to 36,600 orders at December 31, 1998 because we were inhibited from deploying service after the summer work stoppage as our efforts in the fourth quarter were primarily devoted to restoring service in areas adversely affected by Hurricane Georges.

         Network access revenues increased by $22 million, or 8%, to $300 million for 1998 from $278 million for 1997. The increase resulted primarily from $21 million of higher universal support subsidies administered by NECA.. The amount received in 1998 was higher than in prior years because we incurred certain non-recurring costs, which are included when calculating the amount of this support. In addition, higher access revenues of $4 million paid by on-island long distance competitors contributed to the increase in access revenues.

         Long distance revenues remained constant at $252 million, with an increase in on-island long distance revenues of $6 million over 1997 levels offset by a reduction in toll private lines, toll-free services and wide area telecommunications services revenues. On-island long distance minutes increased by 1% in 1998, to 1,670 million minutes from 1,649 million minutes in 1997. This increase was limited as a result of the 41-day work stoppage, Hurricane Georges and increased competition. We adopted a new rate structure in April 1998, which produced slightly higher average revenue per minute from $0.13 in 1997 to $0.14 in 1998.

         Directory and other revenues decreased by $9 million, or 9%, to $91 million for 1998 from $100 million for 1997. The decrease resulted from a decline in directory revenues and equipment sales because of a larger than normal equipment contract with the Puerto Rico Police Department in 1997.

     WIRELESS:

         Cellular revenues declined $2 million, or 2%, to $100 million for 1998 from $102 million for 1997, despite an increase of 69,000 customers to 204,000 at year-end 1998 from 135,000 at year-end 1997. Approximately 48,000 of the 69,000 new customers were prepaid customers who generate substantially lower average revenue per unit than regular customers. Monthly average revenue per unit averaged $49 in 1998, a decrease of $10 from 1997. The decline in average revenues for regular accounts was caused by the addition of prepaid customers and lower-end regular subscribers in a more competitive market.

         Paging revenues continued to grow in 1998, increasing by $5 million, or 9%, to $60 million for 1998 from $55 million for 1997, as a result of an increase of 20% in average prices offset in part by a decrease in the number of customers which was caused by stricter collection policies.

         OPERATING COSTS AND EXPENSES. Wireline and Wireless costs and expenses for 1998 increased by $37 million, or 5%, to $747 million from the $710 million reported for 1997.

WIRELINE:

         Wireline expenses for 1998 increased $42 million, or 7%, to $632 million from the $590 million reported for 1997. Cost of services and sales were $415 million, or $16 million lower, than the $431 million reported in 1997, primarily due to a reduction of $11 million in access charges and $2 million in lower expending in facility expenses. Selling, general and administrative expenses were $217 million, or 36%, higher than the $159 million reported for 1997. Consulting, commissions and operator services also contributed to the increase.

  WIRELESS:

         Wireless expenses for 1998 of $115 million in 1998 reflected a slight reduction of $5 million as compared to the $120 million in 1997. Cost of services and sales decreased $1 million, or 5% to $18 million primarily due to a reduction in access charges. Selling, general and administrative expenses decreased $4 million, or 4% in 1998 to $97 million from the $101 million reported in 1997, primarily due to a reduction in the bad debt provision.

         DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense increased in $18 million, or 6%, to $297 million in 1998 from $279 million for 1997 due to higher levels of gross plant in service.

         NET INCOME. For the reasons set forth above, net income decreased $22 million, or 9%, to $224 million in 1998 from $246 million in 1997. As previously described, the 1998 period included $18 million of Hurricane Georges repair costs and $5 million of incremental costs associated with the 41-day work stoppage.

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 1999, we had working capital of $89 million compared to $88 million at December 31, 1998. The Predecessors borrowed $1,591 million under its credit facilities just prior to the closing of the Acquisition, of which $1,565 million was used to pay the special dividend and $26 million was used to make a loan to the ESOP.

         Cash and cash equivalents were $45 million at December 31,1999, compared to $36 million at December 31, 1998.

         Cash flow from operations for the year ended December 31, 1999 was $372 million, compared to $614 million for the year ended December 31, 1998. The $242 million decrease is primarily attributable to a reduction of $88 million in accounts payable, $67 million in cash interest expense, $46 million in cash property and municipal taxes, $28 million in Hurricane Georges repair costs, and $18 million in vacation and unused sick leave payments to early retirees. Accounts payable was abnormally high in December 31, 1998 because Hurricane Georges disrupted our normal disbursement process.

         Cash expended for investing activities for the year ended December 31, 1999 was $279 million compared to $280 million for 1998. We have publicly committed to spend $1.0 billion on capital expenditures from 1999 through 2003. Our capital expenditure budget for 2000 is $228 million. We expect to fund our capital expenditure plan with internally generated funds. We also invested $20.4 million in cash and issued a $2.0 million one-year note to acquire a 100% interest in the stock of Datacom Caribe, Inc., the leading ISP on the island.

         Our shareholders agreement states that dividends equal at least 50% of net income, payable quarterly to the extent funds are legally available and subject to any restrictions contained in any financing agreements. A dividend is not expected for the near future since there was a retained deficit of $133 million at December 31, 1999. The senior note indentures and credit facility indentures do not contain dividend restrictions.

REGULATORY AND COMPETITIVE TRENDS

         Regulatory activity at the federal and local levels was primarily directed at meeting challenges in maintaining existing access rates and long term support and universal service subsidies. We are also addressing local number portability requirements and compensation related to the payphone business.

         Our Predecessor continued to meet the wholesale requirements of new competitors and have signed agreements with 15 wireless and wireline carriers. These agreements permit them to purchase unbundled network elements, to resell retail services, and to interconnect their networks.

RATE MAKING CONSIDERATIONS RELATED TO THE CREATION OF WIRELESS AFFILIATE

         Our Predecessors transferred it net wireless assets on September 1, 1998 to CT, a new subsidiary. Our Predecessors later filed a waiver request with the FCC to record this transfer at book value instead of fair value. Our Predecessors did not include the assets in the measurement of cost in the rate setting process with the FCC. Accordingly, we believe that ratepayers did not bear the cost of our Predecessors's wireless investment and the FCC should grant the waiver.

         The FCC denied our Predecessors' waiver request in a November 1999 order. The order concluded that the asset transfer resulted in a gain of $74 million. Of this amount approximately $18.5 million is manifested as interstate access charges. Under FCC rules, we could required to pass on an equal amount to carries through reduced rates beginning in 2000.

         We filed a Petition for Reconsideration with the FCC in December 1999 stating that we believe that the FCC did not make the right conclusion based upon the rate setting process. At a meeting with the FCC and interested parties in January 2000, the FCC requested us to provide additional information to demonstrate that our Predecessors excluded wireless costs from their rate base. We are pursuing a favorable result with the FCC.

         We cannot provide any assurance that the FCC will grant a favorable ruling or that we will be able to recover any of our losses or damages resulting from our Predecessor's actions or unfavorable rulings by the FCC or the Puerto Rico Telecommunications Regulatory Board.

PRICE CAP REGULATION

         The FCC requires that companies which set interstate access rates based on a price cap formula must use this method for all of its affiliates and no affiliate can remain a rate-of-return carrier. PRTC is a rate-of-return carrier and under regulation it had until March 2, 2000 to adopt the formula as it had became a GTE affiliate upon consummation of the Acquisition. The FCC granted our extension request until July 1, 2000 for administrative ease and is evaluating whether to allow us to remain a rate-of-return Company. The FCC will make a final decision on our waiver extension request prior to July 1, 2000. NECA supported our continued participation in the pools. The impact of adopting a price cap formula is as follows:

o We must exit the NECA pool, resulting in an annual loss of $89 million in long-term support.

o We may introduce a PICC to competing off-island long distance carriers on a per line basis that is intended to recover the cost of the network for the origination of off-island long distance calls. A July 1998 rate ruling set the monthly PICC in year one at $0.53, $1.50, and $2.75, for primary residential and business single lines, residential second lines, and business multi-lines, respectively. Annual PICC revenue is projected at $12 million based on these rates and December 31, 1999 access lines in service.

o We may charge off-island carriers a usage sensitive access rate of 3.9 cents a minute to recover the cost of our switching network. This rate will no longer be cost based, but will be increased by U.S. inflation and decreased by current productivity factor of 6.5%.

o We can recover all of our interstate revenue requirements and therefore maintain revenue neutrality by substantially increasing our common carrier line ("CCC") access rates. However, our ability to raise these rates is limited by competitive forces.

FCC UNIVERSAL SERVICE FUND ORDERS

         The FCC has evaluated several cost models to replace universal service support that non-rural carriers received from previous high-cost funds. We are designated a non-rural carrier. A forward-looking cost per line model to calculate support was established on January 1, 2000.

         A transitional hold-harmless provision was also adopted on a carrier-by-carrier basis to mitigate disruptions from this new mechanism. We received this designation. We expect to receive the same $45 million of 1999 universal service support in year 2000. This provision lasts until 2003, when the FCC will re-examine its need.

ON-ISLAND ACCESS RATE DISPUTE

         The rate elements of our interstate access rates have been historically based on cost studies in compliance with FCC rules and we used these same rates for intrastate network elements. We changed to a cost-based intrastate access rate in October 1998. Each network element reflects cost as a rate-of-return carrier and to the extent the total rate does not recover revenue requirements the CCL element is increased to recover our revenue requirements. The October 1998 rate change reflected a 2 cents per minute increase in the CCL element.

         In February 1999, the Telecommunications Regulatory Board (TRB) ordered us to decrease the CCL element on the terminating side of the access rate. We appealed the order, and continued billing the October 1998 rate through November 1999, at which time the increase was replaced with a monthly PICC of $2.75 per line for residential and single-line business customers, and $6.00 per line for multi-line business customers. In January 2000, the TRB instructed the Company to show cause why it should not be required to refund the 2 cents increase since February 1999 and accessed a $500,000 fine plus interest. We are in the process of appealing this decision of the TRB.

INTERNET TRAFFIC

         A competitive local exchange carrier (CLEC) brought an action before the TRB complaining that we did not compensate them for local Internet traffic originating from our customers and terminating on their network. The CLEC claims that this traffic is subject to a reciprocal compensation agreement, providing compensation at 1 cent per minute.

         The TRB chose an arbitrator and ordered us to deposit the disputed amount in escrow in a separate cash account pending resolution of the matter. There was $6 million in the escrow account at December 31, 1999, representing traffic from April through October 1999. The amount of $10 million for the entire year of 1999 was deposited in escrow in January 2000.

         We contend that the reciprocal compensation agreement is not applicable to Internet traffic as the FCC ruled that Internet traffic is interstate in nature. In an October 1999 ruling, the arbitrator accepted our position that this agreement should not apply to interstate traffic, but determined that some form of compensation is required. The CLEC filed a tariff with the FCC to establish a per minute charge for Internet traffic. We filed a complaint with the FCC challenging the legality of the tariff.

LONG DISTANCE CALLING PLANS

         Telefonica Larga Distancia (TLD) filed complaints before the TRB in November and December 1999 challenging three of our bundled long distance calling plans on the basis that they are below our cost. The first complaint was upheld and we subsequently withdrew the plan, which included competitive prices for off-island and on-island long distance calls, free weekend on-island calls and a minimum monthly billing of $15.

         The second plan differed from the first by increasing the monthly minimum to $18. The third plan was the same as the other two, except that Internet access was added and the monthly minimum was replaced with a $15 monthly service charge. The TRB ordered that we retire these plans. A hearing is scheduled for April 2000.

PAYPHONE SERVICE PROVIDER DIAL AROUND COMPENSATION

         The FCC established that Payphone Services Providers (PSPs) be compensated for "800" and "10XXX" calls at $.24 per call since October 1997. We have neither received compensation as a PSP nor have we paid compensation to other PSPs as a facility-based provider of an 800 on-island line.

         While we have been sued by PSPs for non-payment, we do not expect significant net exposure and could potentially realize additional income. We currently hold roughly half the payphone market in terms of call volume. However, in October 1997, the proportion was much higher. We are validating traffic back to October 1997 with other long distance carriers to establish our claim as a PSP.

LOCAL NUMBER PORTABILITY

         Local Number Portability (LNP) is the ability of customers to retain either existing telephone numbers after switching to another service provider, without an impairment in quality, reliability or convenience. The FCC requires that LNP be available six months after receiving a request from a CLEC. We received such a request from Cellular One in June 1999, which would have required a December 1999 implementation.

         Because of year 2000 software modifications, we could not address this request until December 1999 and we advised Cellular One that LNP would be available in July 2000. Cellular One has accepted this schedule. Implementation of LNP involves upgrading the software in all of our switches at an estimated capital cost of $6 million in 2000 and $3 million in 2001. Operating expenses are also estimated to be approximately $800,000 in 2000 and $500,000 in 2001.

         The FCC allows cost recovery for local exchange carriers through a monthly end-user charge for a five-year period where available. We expect to assess a monthly charge of $.30 per line to all customers as it becomes available.

YEAR 2000 COMPLIANCE

GENERAL

         The Year 2000 issue concerns the potential inability of information systems to properly recognize and process date-sensitive information beyond January 1, 2000.

         We successfully completed our transition to the Year 2000. All of our systems, network and equipment are currently operating normally. Service to our customers was not affected by the Year 2000 transition.

COSTS TO ADDRESS YEAR 2000 ISSUES

         The cost of the Year 2000 program was $21 million, which was expensed as incurred.

THIRD PARTY RELATIONSHIPS

         Our present assessment shows that no material impact is anticipated in our business relationship with our major customers and suppliers. We will continue to observe and evaluate the performance of our systems, networks and equipment.

CONTINGENCY PLANS

         Contingency plans are available for critical and non-critical systems processes. We did not activate them during the Year 2000 transition. We will continue to monitor our systems to ensure we can respond to an anticipated disruption.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE SENSITIVITY

         The table below provides information about debt at December 31, 1999, which are sensitive to changes in interest rates. The table presents the estimated interest requirement for each of the next five years and in the aggregate thereafter as well as the related average interest rates.


                                        INTEREST REQUIREMENT INITIAL                                                        INITIAL
                       -----------------------------------------------------------   PRINCIPAL       MATURITY    PRINCIPAL MATURITY
                        1999      2000      2001      2002       2003      2004      THEREAFTER        TOTAL       AMOUNT    DATE
                       -------   -------   -------   -------   -------   ---------   ------------    ----------  --------- ---------
                                            (IN THOUSANDS)
Long-term Debt
 Fixed
   Senior Notes
     2002(1)(2)        $11,298   $18,450   $18,450   $20,200   $21,450   $  21,450   $      8,282    $  119,580  $ 300,000      2002
     Interest
       Rate               6.15%     6.15%     6.15%     6.73%     7.15%       7.15%          7.15%
   Senior Notes
     2006(1)           $16,279   $26,600   $26,600   $26,600   $26,600   $  26,600   $     36,575    $  185,854  $ 400,000      2006
     Interest
       Rate               6.65%     6.65%     6.65%     6.65%     6.65%       6.65%          6.65%
   Senior Notes
     2009(1)           $12,490   $20,400   $20,400   $20,400   $20,400   $  20,400   $     89,250    $  203,740  $ 300,000      2009
     Interest
       Rate               6.80%     6.80%     6.80%     6.80%     6.80%       6.80%          6.80%
 Floating
   Five-year
     Revolving
     Credit
   Facility(3)(7)      $25,735   $39,825   $41,925   $43,625   $43,625   $  43,625   $    210,709    $  449,069  $ 500,000      2004
    Average interest
       Rate(5)(6)        6.125%    7.965%    8.385%    8.725%    8.725%      8.725%         8.725%
   364-day Revolving
     Credit
   Facility(4)(6)      $ 1,817   $    --   $    --   $    --   $    --   $      --   $         --    $    1,817  $      --      2000
     Average
       interest
       rate(5)           6.003%    0.000%    0.000%    0.000%    0.000%      0.000%         0.000%


---------------

Assumptions:

(1)      Results for 1999 reflect actual.

(2) Interest on the 2002 senior notes has been calculated at an average rate of 6.15% up to May 2002, and 7.15% thereafter on the assumption that the notes are refinanced for an additional three years.

(3) The outstanding balance of the five-year revolving credit facility as of December 31, 1999 was $495 million and it was assumed that it would be renewed for an additional five years.

(4) Interest for 1999 is based on the principal amount of $91.1M outstanding from March 2, 1999 through June 2, 1999 and $26.1M outstanding from June 2, 1999 through July 6, 1999.

(5) The interest rate for 1999 is a weighted average of the actual rates for both lines.

(6) The interest rate projection for revolving credit facilities was calculated using LIBOR projections plus 100 basis points plus applicable margin.

(7) It was assumed that no principal payments were made throughout the years.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        - See Index to Financial Statements on page F.

ITEM 9. CHANGES & DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING & FINANCIAL DISCLOSURES





 Not applicable

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

MANAGEMENT

BOARD OF DIRECTORS

     The directors of the Company as of March 17, 2000 are as follows:


NAME                       AGE          PRINCIPAL OCCUPATION                    NOMINATED BY
----                       ---          --------------------                    ------------
Fares Salloum              50           Senior Vice President                   GTE Holdings (Puerto Rico)
                                        International Operations of
                                        GTE
Alfred Giammarino          43           Senior Vice President                   GTE Holdings (Puerto Rico)
                                        International Finance,
                                        Planning and Business
                                        Development of GTE
Michael Masin              53           Vice Chairman of GTE                    GTE Holdings (Puerto Rico)

Jon Slater                 53           President and Chief                     GTE Holdings (Puerto Rico)
                                        Executive Officer,
                                        Telecomunicaciones de PR

Howard Svigals             46           Vice-President-International            GTE Holdings (Puerto Rico)
                                        Finance and Planning of GTE

Richard Carrion            47           Chairman, President and Chief           Popular, Inc.
                                        Executive Officer, Popular, Inc.
Angel Morey                52           Secretary of State,                     PR Telephone Authority
                                        Government of Puerto Rico
Lourdes Rovira             49           President, Government                   PR Telephone Authority
                                        Development Bank

Vacant                                  Puerto Rico Government Seat             PR Telephone Authority

         Fares Salloum is Chairman of the Company. He was appointed Senior Vice President of International Operations for GTE in June of 1997. He was also recently appointed President International, The Americas, responsible for wireless & wireline operations of the combined GTE/Bell Atlantic company. Prior to June 1997, Mr. Salloum was Executive Vice President of BC TELECOM Inc., a full service telecommunications provider in the province of British Columbia, Canada. He is a director of BCT.Telus Communications, Inc., a telephone company operating in Canada and Compania Anonima Nacional de Telefonos de Venezuela, known as CANTV, a telephone company operating in Venezuela, VenWorld Telecom C.A..(which holds a controlling interest in CANTV), CTI Holdings, S.A., and Taiwan Cellular Corporation.

         Alfred Giammarino was appointed Senior Vice President of International Finance, Planning and Business Development for GTE in 1995. He was recently appointed Senior Vice-President and Chief Financial Officer International, responsible for finance, strategic planning and business development for the international operations of the combined GTE/Bell Atlantic company. Mr. Giammarino has held a wide range of senior management financial positions in his 15-year GTE career. He is a director of VenWorld Telecom C.A., CTI Holdings, S.A., and The QuebecTel Group, Inc.

         Michael Masin was appointed Vice Chairman of GTE in October 1993 and President International in 1995. He was also recently appointed President and Vice-Chairman of the combined GTE/Bell Atlantic company. Prior to joining GTE, he was Managing Partner of the New York office of the law firm of O'Melveny & Myers and co-chair of that firm's International Practice Group. Mr. Masin joined that firm in 1969 and became a partner in 1977. He is a director of GTE, Citigroup Inc., BCT.Telus Communications, Inc., CANTV and VenWorld Telecom C.A. Mr. Masin is a member of the Board of Trustees and Executive Committee of Carnegie Hall, the Board of Directors and Executive Committee of the W.M. Keck Foundation, the

Board of Directors of the China America Society, the Dean's Advisory Council of Dartmouth College and the Business Committee of the Board of Trustees of the Museum of Modern Art, the Council of Foreign Relations and a Personal Trustee of the GTE Foundation.

         Howard Svigals was appointed Vice President of International Finance and Planning in 1998. Mr. Svigals has been the Vice President Planning and Development for GTE Wireless since 1995. He has held several other management positions during his 23 years at GTE including Vice-President and General Manager of GTE Spacenet.

         Jon Slater was appointed our President and Chief Executive Officer-elect in October 1998. Prior to that, he was Vice President Operating Support for GTE Wireless since 1997, having previously served in various positions with GTE since 1971. Other positions that Mr. Slater has held with GTE include Area President Texas for GTE Mobilnet's Texas region, Vice President and General Manager for GTE Telecom and GTE Government/Telecommunications Services, and Vice President Operations for GTE Airfone.

         Richard Carrion has been Chairman, President and Chief Executive Officer of Popular, Inc., since 1990 and has been a director since 1982. Carrion is a director of Bell Atlantic Corporation.

         Angel Morey is the Secretary of State of the Government of Puerto Rico. Prior to that he was President of Badillo, Nazca, Saatchi & Saatchi since 1994. Prior to that he was Executive Vice President and General Manager of the Foods and Spirits Distribution Corporation. Since 1988, and prior to that, Mr. Morey held various executive positions with the Bacardi Corporation and F. & J.M. Carrera, Inc.

         Lourdes Rovira was appointed President of the Government Development Bank (GDB) in August 1998 after serving as Executive Vice President since 1995. Ms. Rovira is Chairman of the Economic Development Bank, the Governor's Financial Board and is a Director of the Puerto Rico Aqueduct and Sewer Authority, the Teachers Retirement System and the Retirement System of the Employees of the Government of Puerto Rico. Prior to that she was Director of Finance at the University of Puerto Rico from 1993 to 1995. From 1990 through 1993, Ms. Rovira was Senior Vice-President of Operations and Treasurer at Caribbean Life Assurance Company and Caribbean American Property Insurance Company, subsidiaries of the American Bankers Insurance Group.

         Since March 17, 1999 the Board of Directors has had a standing Audit Committee. The members of the Audit Committee are Alfred Giammarino, Lourdes Rovira, and Howard Svigals. The Audit Committee oversees the financial reporting process for which management is responsible, reviews the services provided by our independent auditors, consults with the independent auditors in regard to our audits and proposed audits, and reviews the need for internal auditing procedures and the adequacy of our internal control systems.

EXECUTIVE OFFICERS

         The executive officers of the Company as of March 30, 2000 are as follows:


NAME                                AGE      TITLE
----                                ---      -----
Jon Slater                          53      President and Chief Executive Officer
Frank Gatto                         45      Vice President Finance and Chief Financial Officer
Jose Arroyo                         35      Vice President Legal and Regulatory Affairs
Cristina Lambert                    50      Vice President and General Manager of Wireline
Carla Ussery                        36      Vice President and General Manager of Wireless
Elizabeth Lenz                      52      Vice President Sales and Customer Contact
Georgia Scaife                      49      Vice President Human Resources
Ileana Molina de Bachman            43      Vice President Corporate Communications
Roberto Correa                      42      Vice President Network Services, Engineering and  Technical Planning
Robert Huberty                      47      Controller
Felipe Piazza                       48      Treasurer

         Frank Gatto was appointed Vice President Finance and Chief Financial Officer on August 27, 1999. He has over 21 years of experience with GTE. Prior to joining the Company, Mr. Gatto was Vice President Finance and Planning at GTE Airfone. From 1988 to 1995, Mr. Gatto served in various finance and planning positions in GTE Wireless and GTE Corporate. Prior to 1988, Mr. Gatto held numerous accounting positions within GTE Electrical Products Group, including Division Controller. Mr. Gatto holds a bachelors degree in economics from Villanova University and a masters degree in Finance from Boston College.

         Jose Arroyo was appointed Vice President Legal and Regulatory Affairs on March 17, 1999. He joined the Company in 1995 as Legal Counsel to the President and was later appointed as Vice President Human Resources, Legal and Regulatory Affairs. Prior to joining the Company, he was Associate Counsel for two law firms in Puerto Rico and also served as Special Assistant to the Attorney General of Puerto Rico. Mr. Arroyo holds a bachelors degree and a juris doctorate from the University of Puerto Rico.

         Cristina Lambert was appointed Vice President and General Manager of Wireline on June 3, 1999. She has over 25 years of experience in the telecommunications industry. After serving in various service management positions in GTE, in 1995 she was named general manager, customer operations in Illinois, where she supervised wireline telephone services for nearly one million customers. In 1997, Ms. Lambert became Assistant Vice President Integrated Process Planning for GTE. The following year she assumed her most recent responsibilities directing and implementing business strategies for GTE national customer care organization. Ms. Lambert was born in the Republic of Panama and holds a bachelors degree in Business Management from Indiana University and a masters degree in Business Administration from Indiana Wesleyan University.

         Carla Ussery was appointed Vice President and General Manager of Wireless on March 17, 1999. Prior to joining the Company, Ms. Ussery was General Manager - Virginia Region, GTE Mobilnet. Ms. Ussery has been with GTE for eight years and has held several financial management positions. Previously she worked for Arthur Andersen. She holds a bachelors degree in Business Administration from the University of Virginia and is a licensed Certified Public Accountant in the State of Virginia.

         Elizabeth Lenz was appointed Vice President Sales and Customer Contact on November 5, 1999. She is responsible for customer service, management of PRTC's sales and services stores, billing and payment processing, centralized traffic services, telephone directory business affairs and coordination of repair and marketing centers. Ms. Lenz joined GTE in 1972 and served in several operator services, customer services and operations assignments. In 1991, she became Assistant Vice President Merger Integration for the GTE/Contel merger, and two years later was named Assistant Vice President Reengineering Implementation for Telops. Later, after serving in a national planning assignment, Lenz joined GTE International as Assistant Vice President Products and Services Integration, and in 1998 was named to a position in the GTE/Bell Atlantic merger integration planning office. She holds a bachelors degree in Business Management from the Eastern Illinois University.

         Georgia Scaife was appointed Vice President Human Resources on March 17, 1999. She has held numerous positions during her 17-year tenure with GTE, including as a Director of Human Resources, Diversity and Compliance Programs, Workforce Effectiveness, and Employee Relations. She holds a bachelors degree in Sociology and has done post-graduate work in public and business administration.

         Ileana Molina de Bachman was appointed Vice President Corporate Communications on August 30, 1999. Ms. Bachman has over 22 years of experience focusing on consumer markets in Puerto Rico, Mexico, the Dominican Republic and the Hispanic market in the United States. Prior to joining the Company, Ms. Bachman was the Director of Marketing and Strategic Planning of Suiza Fruit Caribbean and from 1995 to 1998 with Frito Lay. She has also worked for Procter & Gamble, Young and Rubicam and RJ Reynolds. She holds a bachelors degree from the Boston College School of Management.

         Roberto Correa was appointed Vice President Engineering and Technical Planning on February 2, 2000. Mr. Correa was previously the Director of Network Planning and Network Engineering and has held various management positions in his 19 years including as a director of Mobile Services, Transmission Engineering and Central Office Engineering. He represents the Company on various technical committees before the United States Telecommunications Association. He holds a bachelors degree in Electrical Engineering from the University of Puerto Rico and a masters degree in Electrical Engineering from Georgia Tech.

         Robert Huberty was appointed Controller on June 1, 1999. He has over 21 years of Finance, Marketing and Information Technology experience with GTE in their corporate, international and former equipment manufacturing groups. Prior to joining the Company, he was the Director of GTE International Mergers and Acquisitions involved in the privatization of the Company. He holds a bachelors degree in Accounting and a masters degree in Finance from Pace University and is a Certified Public Accountant.

         Felipe Piazza was appointed Treasurer of the Company in 1996 and has held numerous management positions in his 27 year career at the Company, including Vice President Finance, Controller, Director of Budgets, Assistant Vice President Wireless, Assistant Vice President and Group Director Cost Separations and Rates. He holds a bachelors degree in Business Administration from the University of Puerto Rico.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION

                           SUMMARY COMPENSATION TABLE

         The following table sets forth compensation of the five highest compensated company executives.

                                                           ANNUAL COMPENSATION                  LONG-TERM COMPENSATION
                                                          --------------------   ---------------------------------------------------
                                                                                                          AWARDS           PAYOUTS
                                                                                                  ---------------------   ----------
                                                               SECURITIES
                                                               RESTRICTED          UNDERLYING
                                                              OTHER ANNUAL            STOCK                    OPTIONS/    LTIP
NAME AND PRINCIPAL POSITION                  YEAR         SALARY($)   BONUS($)   COMPENSATION($)   AWARDS ($)   SARS(#)   PAYOUTS($)
                                          ----------      ---------  ---------   ---------------  -----------  --------   ----------

Jon Slater
     President & Chief Executive Officer        1999(1)     265,000    158,300                                              375,400

Frank Gatto
      VP Finance & Chief Finance Officer        1999        185,000     75,700                                               69,500

Christina Lambert
       VP & General Manager of Wireline         1999        160,000     91,700                                               52,900

Elizabeth Lenz
         VP Customer Care & Sales               1999        188,700     82,000
Georgia Scaife
        VP Human Resources                      1999        154,000     70,500


GTE RETIREMENT PROGRAMS

GTE PENSION PLANS

         The following table illustrates the estimated annual benefits payable under GTE's benefit pension plans. This information is included as the highest compensated executives shown above who are GTE employees. GTE bills the Company for the executives out-of-pocket benefit expenses. Consequently, these pension expenses are not billed to the Company. The table assumes normal retirement at age 65 and is calculated on a single life annuity basis:


                                                              YEARS OF SERVICE
    FINAL AVERAGE           ---------------------------------------------------------------------------------
      EARNINGS                    15               20              25              30              35
---------------------       ---------------------------------------------------------------------------------

$       100,000             $     20,265    $    27,020      $      33,775   $    40,530     $    47,285
        200,000                   42,015         56,020             70,025        84,030          98,035
        300,000                   63,765         85,020            106,275       127,530         148,785
        400,000                   85,515        114,020            142,525       171,030         199,535
        500,000                  107,265        143,020            178,775       214,530         250,285
        600,000                  129,015        172,020            215,025       258,030         301,035
        700,000                  150,765        201,020            251,275       301,530         351,785
        800,000                  172,515        230,020            287,525       345,030         402,535
        900,000                  194,265        259,020            323,775       388,530         453,285
      1,000,000                  216,015        288,020            360,025       432,030         504,035
      1,200,000                  259,515        346,020            432,525       519,030         605,535

         The plan is noncontributory for all employees and participating affiliates, not covered by collective bargaining agreements. Pension benefits are related to basic salary incentive payments and certain other incentive compensation. Pensions are computed on a two-rate basis of 1.15% and 1.45% for each year of service, with the 1.15% being applied to that portion of the average annual salary for the five highest consecutive years that does not exceed $33,000, and the 1.45% being applied to that portion of the average annual salary for the five highest consecutive years that exceeds this level up to the statutory compensation limit.

         Under U.S. federal law, an employee's benefits under a qualified pension plan are limited to certain maximum amounts. GTE maintains the Excess Pension Plan and the Supplement Executive Retirement Plan to compensate for these limits.

EXECUTIVE RETIRED LIFE INSURANCE PLAN

         GTE's Executive Retired Life Insurance Plan provides executives a postretirement life insurance benefit up to three times final base salary. Benefits may be paid as life insurance or, alternatively, an equivalent amount equal to the present value of the life insurance amount as a lump sum payment, as an annuity or in installment payments.

COMPANY'S PENSION PLAN

         The following table illustrates the estimated annual benefits payable under the Company's defined benefit pension plan. The table assumes normal retirement age 65 and is calculated on a single life annuity basis, based upon final average earnings (integrated with social security as described below) and years of service:

                               PENSION PLAN TABLE


                                                       YEARS OF SERVICE
        FINAL AVERAGE         ---------------------------------------------------------------------------
            SALARY                15                    20                    25                   30
        -------------         ---------             ---------             ---------             ---------

         $ 100,000            $  26,851             $  38,611             $  48,264             $  55,417

           125,000               34,351                48,611                60,764                69,792

           150,000               41,851                58,611                73,264                84,167

           175,000               44,851                62,611                78,264                89,917

           200,000               44,851                62,611                78,264                89,917

       The retirement plan for salaried employees is a noncontributory pension plan for the benefit of all our employees who are not covered by the collective bargaining agreements, unless the agreement provides for coverage under the retirement plan for salaried employees. It provides a benefit based on a participant's years of service and earnings. Our pension benefits and contributions to the retirement plan for salaried employees are related to basic salary differentials, exclusive of overtime differentials, incentive compensation and other similar types of payments. Under the retirement plan for salaried employees, pensions are computed on an offset formula basis of 2% of average annual salary for the three highest consecutive years for each year of service between 25 and 40 years, offset by a percentage (based on age and service) of average annual salary up to the social security wage base for the last three years of service, but not in excess of social security covered compensation.

       Under federal law, an employee's benefits under a qualified pension plan, such as the retirement plan for salaried employees, are limited to certain maximum amounts. We maintain a supplemental executive retirement plan, which supplements the benefits of any participant in the retirement plan for salaried employees in an amount by which any participant's benefits under the retirement plan for salaried employees are limited by law.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNER AND MANAGEMENT

SHAREHOLDERS AND SHAREHOLDER RELATIONSHIPS

SHARE OWNERSHIP

         There was 50 million authorized and 25 million outstanding shares of common stock at December 31, 1999 of no par value. A 25 to 1 stock split was approved and became effective on December 31, 1999 to decrease the per share market price in order to increase their affordability for ESOP participants. The owners of the common stock are as follows:

                                                                                       SHARES
                                                                                 ---------------------
NAME OF BENEFICIAL OWNER                       ADDRESS                           NUMBER     PERCENTAGE
--------------------------                     -------                           -------    ----------
GTE Holdings (Puerto Rico) LLC    GTE Holdings (Puerto Rico) LLC
                                  5221 North O'Connor Boulevard
                                  Irving, Texas 75039                           10,002,525     40.01

Popular Inc.                      209 Munoz Rivera Avenue
                                  Hato Rey, Puerto Rico 00918                    2,497,500      9.99

Puerto Rico Telephone Authority   c/o Government Development Bank
                                  For Puerto Rico
                                  Minillas Government Center
                                  San Juan, PR  00940                           10,749,975     43.00

Employee Stock Ownership Plan:    c/o Dennis M. Kurisaki
                                  U.S. Trust Company National Association
                                  515 South Flower Street
                                  Los Angeles, California 90171
   Fully allocated and vested
    to participant                                                               1,000,000      4.00
   Unallocated                                                                     750,000      3.00(1)
                                                                                ----------   -------


                                                                                25,000,000    100.00
                                                                                ----------   -------
All Directors and Executive
    Officers as a Group
    (17 persons)                                                                         0         0

---------------

(1)      The unallocated shares were acquired through a loan from the Company.

SHAREHOLDER'S AGREEMENT

         The board of directors includes 9 members composed of 5 GTE directors, 1 Popular Inc. director, and 3 Puerto Rico Government directors. The ESOP does not hold a board seat. The number of government members is related to their ownership. They are entitled to hold 3, 2, and 1 seat as long as they hold at least a 25%, 15%, and 4% ownership interest, respectively. Unanimous approval is required for the following actions:

         o An acquisition, strategic alliance, or joint venture exceeding 15% of assets;

         o     Issuance of equities, convertible equity securities, or debt;

         o     Changes in dividend policy;

         o     Transactions with GTE exceeding $1 million, annually

         Unanimous approval is required for the additional following matters as long as the Government holds at least a 10% ownership interest:

         o     Asset sales of 25% or more of assets;

         o Amendments to the Certificate of Incorporation adversely affecting the government;

         o     The liquidation, merger or consolidation of the Company

         GTE must maintain it's current ownership interest until March 2, 2002, at which time it can reduce it's interest to 35% and then reduce it's interest altogether after March 2, 2004. If any member of the GTE Group proposes to transfer shares as permitted by our shareholders agreement, other than to any of its affiliates or other than in a public offering or widely distributed private placement, which is for more than 7.5% of the total number of our shares or would result in the transferee owning over 20% of our shares, the Puerto Rico Entities shall have the right to participate in this sale, by selling the applicable pro-rata portion of the aggregate number of shares then owned by all of the Puerto Rico Entities. If the Puerto Rico Entities would own 5% or less of our shares after exercising this right, GTE Holdings shall have the option of requiring that the Puerto Rico Entities sell all of their remaining shares to the buyer, or requiring that the Puerto Rico Entities sell to the buyer the shares that the buyer is willing to purchase and sell any remaining shares owned by the Puerto Rico Entities to GTE Holdings. Under the Popular Shareholders Agreement, Popular, Inc. has the right to require GTE Holdings to permit Popular, Inc. to participate on a pro-rata basis in any transfer of shares by GTE Holdings, other than an underwritten public offering or widely distributed private placement.

         GTE and Popular, Inc., holds an option through March 2, 2002 to purchase up to an additional 15% interest held by the Government at $45.94 per share. GTE also holds a right of first refusal should the Government sell their interest other than in a public offering or a widely disseminated private placement.

         The Company has agreed to use all commercially reasonable efforts to support the initial public offering (IPO) of the Government's interest after August 2000. GTE and the Government agreed that either party couldn't compete in the telecommunications business until the earlier of:

         o The date when the Government ceases to own at least 5% of the shares,

         o     The latter of 7 years or 1 year after the IPO.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH GTE

MANAGEMENT AND TECHNOLOGY LICENSE AGREEMENT

     GTE is responsible for providing advice and direction regarding the administration and operations of our business as well as providing it's existing intellectual property and software that is not restricted by patent or copyrights under a 5-year agreement expires on March 2, 2004. GTE is reimbursed for transportation, lodging, and meals plus a fee based on the following percentages of EBITDA, excluding provisions for voluntary severance programs:

     o    8% for years 1 and 2 of the agreement;

     o    7% for years 3 and 4 of the agreement;

     o    6% for year 5 of the agreement.

     Cash payments for services through the end of the second quarter of 2000 are deferred, with interest, until September 2, 2000. The total fee accrued in 1999 was $37 million.

OTHER AFFILIATED TRANSACTIONS

         The Company also enters into transactions with second parties for the purchase of materials and supplies and plant and equipment used in construction and expansion of its telecommunications network. Such transactions are subject to conditions similar to transactions with independent third parties. The Company also participates with affiliates of shareholders in sharing the cost of development of computer software programs by third party vendors. The shareholders receive no compensation for arranging the development of such systems. In addition, the Company reimburses shareholders and affiliates for the direct cost of a limited number of employees that work at the Company in management positions.

DIRECTORY AGREEMENT

         GTE Directories Corporation, an affiliate of GTE Corporation, has entered into an advisory agreement with AXESA, pursuant to which GTE Directories Corporation expects to receive approximately $2 million in revenues from the publication of directories for the year 2000.

TRANSACTIONS WITH POPULAR, INC.

         Popular, Inc. provides general banking services including bill collection, lock-box, and cash management services. These services, which are evaluated on an arms-length basis cost approximately $5 million in 1999. A unused $200 million working capital credit facility is also maintained with Popular, Inc. which expired on February 29, 2000.

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1) and (2) List of Financial Statements and Financial Statements Schedules:

    See Index to Financial Statements on page F.

    (1) Valuation and Qualifying Accounts

    (Schedules other than those listed are omitted for the reason that they are not required or are not applicable or the required information is shown in the financial statements or notes thereto.)

    (2) Exhibits

(b) Reports on Form 8-K

    None

            TELECOMUNICACIONES DE PUERTO RICO, INC. AND SUBSIDIARIES



Independent Auditors' Report                                                    F-1

Consolidated Balance Sheets as of December 31, 1999 and 1998                    F-2

Consolidated Statements of Operations for the Years Ended December 31,
1999, 1998 and 1997                                                             F-3

Consolidated Statements of Comprehensive Income (Loss) for the Years Ended
December 31, 1999, 1998 and 1997                                                F-4

Consolidated Statements of Changes in Shareholders' Equity for the Years Ended
December 31, 1999, 1998 and 1997                                                F-5

Consolidated Statements of Cash Flows for the Years Ended December 31, 1999,
1998 and 1997                                                                   F-6

Notes to Consolidated Financial Statements for the Years Ended December 31,
1999, 1998 and 1997                                                             F-7


                                       F

INDEPENDENT AUDITORS' REPORT


The Board of Directors of
Telecomunicaciones de Puerto Rico, Inc.:

We have audited the accompanying consolidated balance sheet of Telecomunicaciones de Puerto Rico, Inc. and subsidiaries (the "Company") as of December 31, 1999, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders' equity and cash flows for the period from March 2, 1999 to December 31, 1999 and the combined balance sheet of Puerto Rico Telephone Company, Inc. and Celulares Telefonica, Inc. (the "Predecessors") as of December 31, 1998 and their combined statements of operations, comprehensive income (loss), changes in shareholder's equity and cash flows for the period from January 1, 1999 to March 1, 1999 and the years ended December 31, 1998 and 1997. These financial statements are the responsibility of the management of the Company and the Predecessors. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the consolidated financial position of Telecomunicaciones de Puerto Rico, Inc. and subsidiaries as of December 31, 1999 and the consolidated results of their operations and their cash flows for the period from March 2, 1999 to December 31, 1999, and the combined financial position of Puerto Rico Telephone Company, Inc. and Celulares Telefonica, Inc. as of December 31, 1998 and the combined results of their operations and their cash flows for the period from January 1, 1999 to March 1, 1999 and the years ended December 31, 1998 and 1997 in conformity with generally accepted accounting principles.


Deloitte & Touche LLP
San Juan, Puerto Rico

March 24, 2000

            TELECOMUNICACIONES DE PUERTO RICO, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS



                                                                                                  PREDECESSORS
                                                                                 COMPANY           (COMBINED)
                                                                             ---------------    ---------------
                                                                               DECEMBER 31,      DECEMBER 31,
                                                                                  1999               1998
                                                                             ---------------    ---------------
                                                                                       (IN THOUSANDS)

ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                               $        45,482    $        35,611
     Accounts receivable, net of allowance for doubtful accounts
       of $66,994,000 and $56,003,000 in 1999 and 1998, respectively                 357,895            365,137
     Inventory and supplies, net                                                      31,370             28,117
     Prepaid expenses                                                                  5,407              6,491
                                                                             ---------------    ---------------
         Total current assets                                                        440,154            435,356
PROPERTY, PLANT AND EQUIPMENT, net                                                 1,742,489          1,987,901
INTANGIBLES, net                                                                     371,378             21,664
DEFERRED INCOME TAX                                                                  256,559                 --
OTHER ASSETS                                                                          17,167             11,683
                                                                             ---------------    ---------------
TOTAL ASSETS                                                                 $     2,827,747    $     2,456,604
                                                                             ===============    ===============
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
      Short-term debt                                                        $         2,317    $           235
      Other current liabilities                                                      348,368            346,993
                                                                            ---------------    ---------------
         Total current liabilities                                                   350,685            347,228
LONG-TERM DEBT, excluding current portion                                          1,495,109                515
OTHER NON-CURRENT LIABILITIES                                                        612,325            296,177
                                                                             ---------------    ---------------
          Total liabilities                                                        2,458,119            643,920
                                                                             ---------------    ---------------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
    Common stock                                                                     699,284                  6
    Additional paid in capital                                                            --          1,835,800
    Deferred ESOP compensation                                                       (26,100)                --
    Subscription receivable                                                         (170,363)                --
    Retained deficit                                                                (133,193)                --
    Accumulated other comprehensive loss                                                  --            (23,122)
                                                                             ---------------    ---------------
          Total shareholders' equity                                                 369,628          1,812,684
                                                                             ---------------    ---------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                   $     2,827,747    $     2,456,604
                                                                             ===============    ===============



See notes to consolidated financial statements for the Company and its Predecessors, respectively.

            TELECOMUNICACIONES DE PUERTO RICO, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                            COMPANY               PREDECESSORS (COMBINED)
                                                          ------------    -------------------------------------------
                                                              FOR THE 1999 PERIOD            FOR THE YEARS ENDED
                                                          ----------------------------   ----------------------------
                                                             MARCH 2,      JANUARY 1,
                                                            THROUGH         THROUGH      DECEMBER 31,    DECEMBER 31,
                                                          DECEMBER 31,      MARCH 1,         1998            1997
                                                          ------------    ------------   ------------    ------------
                                                                               (IN THOUSANDS)

REVENUES AND SALES:
  Local services                                          $    414,881    $     80,196   $    467,819    $    447,338
  Long distance services                                       161,998          48,613        251,754         252,259
  Access services                                              298,563          49,517        300,448         277,469
  Cellular services                                            113,507          20,541        100,265         102,082
  Paging services                                               37,542           8,202         59,728          55,212
  Directory services                                            32,878           6,726         40,195          42,611
  Other services and sales                                      66,897           9,505         50,475          57,150
                                                          ------------    ------------   ------------    ------------
        Total revenues and sales                             1,126,266         223,300      1,270,684       1,234,121
                                                          ------------    ------------   ------------    ------------

OPERATING COSTS AND EXPENSES:
  Cost of services and sales                                   394,696          91,723        432,792         450,288
  Selling, general and administrative                          341,654          49,983        314,098         260,084
  ESOP government grant                                             --          26,100             --              --
  Early retirement provision                                   203,187           4,226             --              --
  Depreciation and amortization                                241,974          50,393        296,493         279,198
                                                          ------------    ------------   ------------    ------------
        Total operating costs and expenses                   1,181,511         222,425      1,043,383         989,570
                                                          ------------    ------------   ------------    ------------

OPERATING INCOME (LOSS)                                        (55,245)            875        227,301         244,551
                                                          ------------    ------------   ------------    ------------

OTHER INCOME (EXPENSE):
  Interest income (expense), net                               (65,127)            407          3,208           3,705
  Other income (expense), net                                    1,226             569         (6,142)         (2,452)
                                                          ------------    ------------   ------------    ------------
        Total other income (expense), net                      (63,901)            976         (2,934)          1,253
                                                          ------------    ------------   ------------    ------------

INCOME (LOSS) BEFORE INCOME TAX                               (119,146)          1,851        224,367         245,804


INCOME TAX BENEFIT                                             (46,453)             --             --              --
                                                          ------------    ------------   ------------    ------------


INCOME (LOSS) BEFORE EXTRAORDINARY CHARGE                      (72,693)          1,851        224,367         245,804
EXTRAORDINARY CHARGE-
  DISCONTINUANCE OF REGULATORY
  ACCOUNTING, net of income tax benefit of $38,750,000         (60,500)             --             --              --
                                                          ------------    ------------   ------------    ------------
NET INCOME (LOSS)                                         $   (133,193)   $      1,851   $    224,367    $    245,804
                                                          ============    ============   ============    ============


See notes to consolidated financial statements for the Company and its Predecessors, respectively.

            TELECOMUNICACIONES DE PUERTO RICO, INC. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)



                                              COMPANY              PREDECESSORS (COMBINED)
                                             ---------             -----------------------
                                                FOR THE 1999 PERIOD          FOR THE YEARS ENDED
                                             -------------------------   ---------------------------
                                               MARCH 2,     JANUARY 1,
                                               THROUGH       THROUGH     DECEMBER 31,   DECEMBER 31,
                                             DECEMBER 31,    MARCH 1,       1998           1997
                                             ------------   ----------   ------------   ------------
                                                                 (IN THOUSANDS)
NET INCOME (LOSS)                            $ (133,193)    $    1,851    $  224,367     $  245,804

OTHER COMPREHENSIVE INCOME (LOSS):


  Minimum pension liability adjustment            9,903          2,369       (17,362)         6,259
                                             ----------     ----------    ----------     ----------

COMPREHENSIVE INCOME  (LOSS)                 $ (123,290)    $    4,220    $  207,005     $  252,063
                                             ==========     ==========    ==========     ==========


See notes to consolidated financial statements for the Company and its Predecessors, respectively.

            TELECOMUNICACIONES DE PUERTO RICO, INC. AND SUBSIDIARIES


           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


                                                                                                          ACCUMULATED
                                                        ADDITIONAL  DEFERRED                    RETAINED     OTHER
                                             COMMON      PAID-IN      ESOP       SUBSCRIPTION   EARNINGS  COMPREHENSIVE
                                             STOCK       CAPITAL   COMPENSATION   RECEIVABLE   (DEFICIT)       LOSS        TOTAL
                                           ----------  ----------  ------------  ------------  ---------- ------------- -----------
                                                                                   (IN THOUSANDS)

PREDECESSORS (COMBINED):
BALANCE DECEMBER 31, 1996                  $        6  $1,863,354  $         --  $         --  $       --  $   (12,019) $ 1,851,341
    Net income                                                                                    245,804                   245,804
    Dividends and return of capital                      (255,458)                               (245,804)                 (501,262)
    Capital contributions                                 322,896                                                           322,896
    Minimum pension liability adjustment                                                                         6,259        6,259
                                           ----------  ----------  ------------  ------------  ----------  -----------  -----------
BALANCE, DECEMBER 31, 1997                          6   1,930,792            --            --          --       (5,760)   1,925,038
   Net income                                                                                     224,367                   224,367
   Dividends and return of capital                       (305,468)                               (224,367)                 (529,835)
   Capital contributions                                  210,476                                                           210,476
   Minimum pension liability adjustment                                                                        (17,362)     (17,362)
                                           ----------  ----------  ------------  ------------  ----------  -----------  -----------

BALANCE, DECEMBER 31, 1998                          6   1,835,800            --            --          --      (23,122)   1,812,684
   Net income, January 1, 1999 to
     March 1, 1999                                                                                  1,851                     1,851
   Dividends and return of capital                        (98,811)                                 (1,851)                 (100,662)
   Capital contributions                                  110,577                                                           110,577
   Special dividend                                    (1,570,182)                                                       (1,570,182)
   Shares of common stock
     contributed to the ESOP                               26,100       (26,100)                                                 --
   Minimum pension liability
     adjustment                                                                                                  2,369        2,369
                                           ----------  ----------  ------------  ------------  ----------  -----------  -----------

BALANCE, MARCH 1, 1999                     $        6  $  303,484  $    (26,100) $         --  $       --  $   (20,753) $   256,637
                                           ==========  ==========  ============  ============  ==========  ===========  ===========
------------------------------------------------------------------------------------------------------------------------------------
COMPANY:

BALANCE, MARCH 1, 1999                     $       --  $       --  $         --  $         --  $       --  $        --  $        --
  Acquisition by GTE and Popular Inc.
     and partial step-up accounting           530,876                   (26,100)                                (9,903)     494,873
  ESOP capital contribution                     8,700                    (8,700)
  Contribution receivable from PRTA           159,708                                (159,708)
  Net loss, March 2, 1999 to December
     31, 1999                                                                                    (133,193)                 (133,193)
  Accretion of discount on subscription
     receivable                                                                       (10,655)                              (10,655)
  ESOP compensation expense                                               8,700                                               8,700
  Minimum pension liability adjustment                                                                           9,903        9,903
                                           ----------  ----------  ------------  ------------  ----------  -----------  -----------

BALANCE, DECEMBER 31,  1999                $  699,284  $       --  $    (26,100) $   (170,363) $ (133,193) $        --  $   369,628
                                           ==========  ==========  ============  ============  ==========  ===========  ===========



See notes to consolidated financial statements for the Company and its Predecessors, respectively.

            TELECOMUNICACIONES DE PUERTO RICO, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                               COMPANY                       PREDECESSORS (COMBINED)
                                                           --------------    -------------------------------------------------------
                                                                  FOR THE 1999 PERIOD                   FOR THE YEARS ENDED
                                                           --------------------------------   --------------------------------------
                                                            MARCH 2,           JANUARY 1
                                                             THROUGH            THROUGH
                                                            DECEMBER 31,         MARCH 1,     DECEMBER 31, 1998    DECEMBER 31, 1997
                                                           --------------    --------------   -----------------    -----------------
                                                                             (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                        $     (133,193)   $        1,851    $      224,367      $      245,804
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
    Extraordinary charge                                           60,500
    Depreciation and amortization                                 241,974            50,393           296,493             279,198
    Early retirement provision                                    203,187
    Accretion of discount on subscription receivable              (10,655)
    Deferred income tax                                           (46,453)
    Compensation expense resulting from contribution
      of shares to ESOP by PRTA                                                      26,100
    ESOP compensation expense                                       8,700
    Loss on retirement of telephone plant                                                              13,638
    Changes in assets and liabilities:
        Accounts receivable                                        12,442           (14,496)          (45,670)            (14,860)
        Inventory and supplies                                      9,428            (1,306)            7,709              23,606
        Prepaid expenses and other assets                          (7,018)            2,374            (3,653)              5,198
     Other current and non-current liabilities                    (22,783)           (9,059)          120,867             (30,706)
                                                           --------------    --------------    --------------      --------------
              Net cash provided by operating activities           316,129            55,857           613,751             508,240
                                                           --------------    --------------    --------------      --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition and construction of telephone plant,
       including cost of removal                                 (240,117)          (33,237)         (287,988)           (362,247)
   Net salvage on retirements                                      14,150                73             8,382              10,923
   Acquisition of Internet Service Provider                       (20,440)
                                                           --------------    --------------    --------------      --------------
              Net cash used in investing activities              (246,407)          (33,164)         (279,606)           (351,324)
                                                           --------------    --------------    --------------      --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Capital contributions                                                            110,577           210,476             322,896
   Dividends and return of capital                                                  (83,116)         (529,835)           (501,262)
   Deferred ESOP contribution                                                       (26,100)
   Net borrowings under line-of-credit agreement
     and proceeds from issuance of long-term debt               1,074,594         1,583,044

   Special dividend paid to PRTA                                                 (1,570,182)
   Repayment of principal on debt and capital
     lease obligations                                         (1,171,361)                               (429)               (325)
                                                           --------------    --------------    --------------      --------------
              Net cash provided by (used in) financing
                       activities                                 (96,767)           14,223          (319,788)           (178,691)
                                                           --------------    --------------    --------------      --------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS              (27,045)           36,916            14,357             (21,775)

CASH AND CASH EQUIVALENTS  AT BEGINNING
  OF PERIOD                                                        72,527            35,611            21,254              43,029
                                                           --------------    --------------    --------------      --------------
CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                                         $       45,482    $       72,527    $       35,611      $       21,254
                                                           ==============    ==============    ==============      ==============



See notes to consolidated financial statements for the Company and its Predecessors, respectively.

TELECOMUNICACIONES DE PUERTO RICO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
--------------------------------------------------------------------------------

1. THE ACQUISITION, RELATED CORPORATE RESTRUCTURING AND CHANGES IN ACCOUNTING BASIS

     THE ACQUISITION AND CORPORATE RESTRUCTURING

     On April 7, 1997, the Government of the Commonwealth of Puerto Rico (the "Government") announced a plan, which resulted in the privatization of the Puerto Rico Telephone Company, Inc. ("PRTC") and Celulares Telefonica, Inc. ("CT"), through a competitive bidding process. On July 21, 1998, after the conclusion of the bidding process, a consortium led by GTE Corporation (the "GTE Group") was awarded the right to purchase a controlling interest in Telecomunicaciones de Puerto Rico, Inc. (the "Company" or the "Successor") and entered into the acquisition agreement (the "Acquisition"). Under the provisions of the Acquisition agreement, the Company, a Puerto Rico corporation, was utilized for the purpose of acquiring the stock of PRTC and CT from the Puerto Rico Telephone Authority ("PRTA"), a public corporation and an instrumentality of the Government, in connection with the privatization. On March 1, 1999, pursuant to the terms of the Acquisition agreement, the Company acquired 100% of the common stock of PRTC and CT (the "Predecessors"). Prior to the Acquisition, the Company had no operations, nor assets and liabilities, and operated as a holding company formed in connection with the efforts to privatize the Predecessors and to consummate the sale of a controlling interest in the Predecessors to the GTE Group under the Acquisition agreement.

     The PRTA received approximately $2.0 billion as part of the Acquisition. A portion of this amount was paid as a special dividend amounting to approximately $1.6 billion.

     The closing of the sale occurred on March 2, 1999, under the following terms:

     o A subsidiary of GTE Corporation (member of the GTE Group) acquired 40.01% plus one share of the Company stock and Popular Inc. (Popular) acquired 9.99% of the Company stock.

     o The PRTA obtained a forty-three percent (43%) interest less one share of the stock of the Company in exchange for its remaining interests in PRTC and CT. In the Acquisition agreement, the PRTA agreed to contribute cash or stock worth a total of $200 million as a capital contribution in even installments over five years beginning on March 2, 2000. The Company will use the $200 million to fund its unfunded pension and other post-retirement benefit obligations. The contribution must be in cash for the first two installments and cash or stock of the Company for the last three installments. Future receipts have been recorded at their discounted present value of $159.7 million (at a 8% discount rate).

     In conjunction with the Acquisition, PRTA contributed 3% of the Company's shares to a newly created employee stock ownership plan (the "ESOP") amounting to $26.1 million, and the GTE Group purchased an additional 1% of the Company's shares from the PRTA amounting to $8.7 million, and contributed them to the ESOP. The shares for the $26.1 million fully vested to employees on March 2, 1999. The ESOP also acquired an additional 3% with funds borrowed from the Company, amounting to $26.1 million, for the purpose of establishing a newly created contributory investment benefit plan for current and future employees.

     PARTIAL STEP-UP IN ACCOUNTING BASIS

     The Acquisition was accounted for following rules governing partial step-up in accounting basis under the Accounting Principles Board Opinion (APB) No.16, Business Combinations, and Emerging Issues Task Force Consensus
     (EITF) 88-16, "Basis in Leveraged Buyout Transactions". The Acquisition resulted in a purchase of 100% of the common stock of PRTC and CT by the Company, a purchase of a controlling interest in the Company by a new group of controlling investors with the shareholders of the Predecessors maintaining a minority interest in the new company. Under EITF 88-16, a partial step-up is required to reflect the difference between the book value of the portion of the assets and liabilities purchased by the GTE Group and the fair value on the Acquisition date. In accordance with EITF 88-16, no step-up is recorded for the portion of the assets and liabilities owned by the PRTA.

     The excess of the purchase price over the basis in the assets and liabilities has been allocated to the net assets reflecting the 50% interest acquired by the GTE Group and Popular as follows (amounts in thousands):


     Goodwill and other long-term intangibles             $   336,118
     Deferred tax assets                                      171,356
     Property, plant and equipment                            (99,250)
     Employee benefit plan liabilities                       (180,740)
     Other intangibles, net                                       (98)
                                                          -----------
     Total increase in paid-in capital                    $   227,386
                                                          ===========

     These adjustments consider the effect of a change in the status of the Company to a tax paying enterprise after March 2, 1999, as required by the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". The Company has estimated the purchase price allocation of the tax basis of the assets and liabilities that will be established with the Puerto Rico Treasury Department. The Company intends to finalize the purchase price allocation within one year of the Acquisition upon final determination of the tax bases of the assets and liabilities for income tax purposes. The deferred tax asset will be reduced in the future as the tax benefits associated with the increase in the tax basis of the Company's assets are realized through its payment of reduced income taxes.

     DISCONTINUATION OF SFAS NO. 71, ACCOUNTING FOR THE EFFECTS OF CERTAIN TYPES OF REGULATION

     During 1996, the Government enacted the Telecommunications Act of 1996, which began a process to open the local telecommunications market to competition. This process resulted in the PRTA's decision to privatize the local exchange telephone operations of the Predecessors.

     Prior to the Acquisition, PRTC's rates were regulated based upon rate of return/cost of service regulation. The Predecessor entity was also entitled to cost support from subsidy pools administered by the NECA for operation in high cost regions. As a rate of return carrier, PRTC was permitted to charge prices sufficient to cover its costs and which permitted an annual rate of return of up to 11.5%. The high cost support subsidies provided the PRTC with the funds, necessary to achieve the rate of return. After the Acquisition, PRTC, as an indirect subsidiary of GTE, is considered a price cap carrier. As such, the PRTC's prices, rather than its costs and earnings, will be regulated. The PRTC must exit the long-term support pool on July 1, 2000 and implement a price cap mechanism to recover common carrier line costs. When PRTC exits the long-term support pool, it will be able to charge inter-exchange carriers a pre-subscribed inter-exchange common carrier line charge ("PICC"), which is assessed on an access line basis for interconnection to the Company's local network. The Company estimates that the annualized pretax loss in revenues is approximately $77 million.

     PRTC also terminated, in anticipation of the Acquisition, a mutual non-compete agreement with Telefonica Larga Distancia (TLD), a long distance service provider. The agreement prohibited PRTC from providing off-island long distance service and TLD from providing any telecommunication service in Puerto Rico. In addition, on February 1, 1999, the requirement for competitors customers to dial an access code was eliminated with the implementation of equal access dialing as mandated by the Federal Communications Commission ("FCC"). These actions significantly increased competition. PRTC also agreed not to increase prices for basic wireline services for three years in the Acquisition agreement.

     As a result of changes in rate regulation, the competitive environment and the terms of the Acquisition, PRTC determined that regulatory accounting principles set forth in SFAS No. 71 are no longer applicable to its operations as prices will be based on market forces instead of cost. Accordingly, PRTC discontinued the application of SFAS No. 71 in conformance with SFAS No. 101, Regulated Enterprises - Accounting for the Discontinuation of Application of FASB Statement No. 71. In general, SFAS No. 71 required the Company to depreciate plant and equipment over lives approved by the regulator that, in many cases, extended beyond the assets' economic lives. As a result of this requirement, the recorded net book value of assets were in many cases higher than that which would otherwise have been recorded had depreciation been based on the economic life.

     As a result of the decision to discontinue SFAS No. 71, an assessment of the cost of assets that will not be realized based on an analysis of the expected cash flows from the plant and equipment over their remaining economic lives has resulted in the write-down of plant and equipment of $198.5 million. A proportionate amount of this adjustment (approximately $99 million) was accounted for as a purchase price adjustment in accordance with the provisions of partial step-up accounting to reflect the fair market values of the assets acquired. The remaining $99 million was recorded as an extraordinary charge in the accompanying consolidated statements of operations ($60.5 million after tax). The Company also shortened the depreciable lives of its plant and equipment, as set forth below:


                                                  Depreciable Lives
             Asset Category                          in Years
        ------------------------                -------------------
                                                Before        After
                                                ------        -----

        Digital Switching Equipment              17.2         11.5
        Digital Circuit Equipment                12.7          8.4
        Underground Cable                        25.9         15.2
        Buried Cable                             23.9         14.5
        Other                                     6.3          3.8


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION

     The combined financial statements of the Predecessors for the two-month period ended March 1, 1999, and the years ended December 31, 1998 and 1997, reflect the historical cost of their assets and liabilities and results of their operations prior to completion of the Acquisition and are referred to as the Predecessors' combined financial statements. Accordingly, the accompanying financial statements of the Predecessors and the Company are not comparable in all material respects, because the Company's financial condition, results of operations, and cash flows use a new accounting basis. The Company is a holding company with no assets or operations other than its investment in its subsidiaries. PRTC and CT are wholly owned subsidiaries of the Company, and fully and unconditionally guarantee payment of the senior notes, as set forth in the financing indentures pursuant to which the senior notes were issued.

     Separate financial statements for PRTC and CT are excluded because the aggregate net assets, earnings and equity of PRTC and CT are substantially equivalent to the aggregate net assets, earnings and equity of the Company on a consolidated basis. Management believes that separate financial statements and other disclosures concerning PRTC and CT are not material to investors. In addition, the Company's other subsidiaries, Puerto Rico Telephone Directories, Inc. and Datacom Caribe, Inc. (which are not guarantors of the senior notes) are inconsequential to the consolidated financial statements.

     PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries after the elimination of significant intercompany transactions and balances. The financial statements of the Predecessors include the combined accounts of PRTC and CT after the elimination of all significant transactions between these two companies.

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

     REVENUE RECOGNITION

     Revenues are recognized when services are rendered or products are delivered to customers.

     Common carrier line access revenues are generated based on the participation by the PRTC in revenue pools with other telephone companies managed by the NECA, which are funded by access charges authorized by the FCC and long-term support amounts received from the Universal Service Fund. Pooled amounts are divided among telephone companies based on allocations of costs and investments in providing interstate services. Revenues are based on preliminary allocations and cost studies and are subject to final settlement in subsequent periods.

     Revenues from prepaid cellular cards are recognized based upon usage with any residual balances recognized at the expiration date.

     Installation fees, which are set at amounts intended to recover installation costs, are recognized as revenue at the time of installation. Installation revenues in excess of installation costs, if any, are deferred and amortized over the estimated life of the customer.

     CASH AND CASH EQUIVALENTS

     Short-term investments with maturities of three months or less are classified as cash equivalents.

     ALLOWANCE FOR DOUBTFUL ACCOUNTS

     The allowance for doubtful accounts is an amount that management believes will be adequate to absorb possible losses on existing receivables that may become uncollectible based on evaluations of the collectibility of the receivables and prior loss experience. Because of uncertainties inherent in the estimation process, management's estimate of losses and the related allowance may change in the near term. The Company is not dependent on any single customer.

     INVENTORY AND SUPPLIES

     Inventory and supplies are stated at average cost, net of obsolescence reserves.

     PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment is stated at the original cost of acquisition or construction, including interest on funds borrowed to finance the acquisition or construction of major capital additions. No interest was capitalized for the year ended December 31, 1998. Property disposed of in the ordinary course of business, together with the cost of removal, less salvage, is charged to accumulated depreciation with no gain or loss recognized. Depreciation is computed on the straight-line method at rates considered adequate to allocate the cost of property over their estimated lives.

     INTANGIBLE ASSETS

     As a result of the Acquisition, the Company recorded goodwill and other long-term intangible assets of $336 million, which are amortized on a straight-line basis over 25 years. A Wireless customer base intangible of $17.5 million was also created with the Acquisition. The customer base is being amortized on a straight-line basis over 3 years to reflect the period over which revenues are expected to be generated by customers.

     The Company recorded goodwill of $21 million and a customer base intangible of $3 million relating to the acquisition of Datacom Caribe, Inc., an Internet Service Provider. These intangible assets are being amortized on a straight-line basis over 10 and 4 years, respectively.

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

     VALUATION OF ASSETS

     Assets are assessed for impairment when changes in circumstances indicate that their carrying value are not recoverable. Under SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," a determination of impairment, if any, is made based on estimated cash flows, salvage value or expected net sales proceeds. Losses are recognized in circumstances where an impairment exists, at the amount by which the carrying value of assets exceeds fair value. Fair value is determined based on quoted market prices or other information when quoted market prices are not available.

     In instances where goodwill has been recorded in connection with an impairment, the carrying amount of the goodwill would first be eliminated before any reduction to the carrying value of tangible or identifiable intangible assets would occur. The Company's policy is to record impairment losses, as well as gains or losses on asset sales as a component of operating income. Under APB No. 17, "Intangible Assets," the Company also annually evaluates the future period over which the benefit of goodwill or other intangibles will be recovered, based on cash flows, and changes the amortization life accordingly.

     INCOME TAXES

     The Company uses an asset and liability approach in accounting for income taxes following the provisions of SFAS No. 109, "Accounting for Income Taxes." Deferred tax assets and liabilities are established for temporary differences between the way certain income and expense items are reported for financial reporting and tax purposes. Deferred tax assets and liabilities are adjusted, to the extent necessary, to reflect tax rates expected to be in effect when the temporary differences reverse. A valuation allowance is established for deferred tax assets for which realization is not likely.

     RECLASSIFICATIONS

     Reclassifications of prior years' data have been made, where appropriate, to conform to the current presentation.

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

     In June 1998, the Financial Accounting Standard Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. The statement requires entities that use derivatives to measure these instruments at fair value and record them as assets or liabilities on the balance sheet. It also requires entities to reflect gains or losses associated with changes in the fair value of these derivatives, either in earnings or as a separate component of comprehensive income, depending on the nature of the underlying contract or transaction. The Company is currently assessing the impact of adopting SFAS No. 133, as amended by SFAS No. 137, which is now effective January 1, 2001. The Company does not currently use derivatives. Therefore, the adoption of SFAS No. 133 is not expected to have a significant effect on the results of operations or financial condition.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," which currently must be adopted by June 30, 2000. SAB No. 101 provides additional guidance on revenue recognition as well as criteria for when revenue is generally realized and earned and also requires the deferral of incremental direct selling costs. The Company is currently assessing the impact of SAB No. 101.

 3.  PRO FORMA INFORMATION (UNAUDITED)

     The following unaudited pro forma summary represents the consolidated results of operations of the Company as if the Acquisition had occurred at the beginning of 1998, after giving effect to certain adjustments. This pro forma information is presented for informational purposes only and may not be indicative of the results of operations as they would have been if the Company had been a single entity during 1999 and 1998, nor is it indicative of the results of operations which may occur in the future.



                                                      (UNAUDITED)
                                           ----------------------------------
                                              YEAR ENDED        YEAR ENDED
                                             DECEMBER 31,       DECEMBER 31,
                                                1999                1998
                                           ---------------    ---------------
                                                     (IN THOUSANDS)

Revenues and sales                         $     1,279,566    $     1,200,684
                                           ---------------    ---------------

Loss before income tax                     $      (221,537)   $       (51,515)
                                           ---------------    ---------------

Loss before extraordinary charge           $      (135,138)   $       (31,424)
                                           ===============    ===============



     The pro forma amounts reflect adjustments for interest expense, property, municipal and unemployment taxes, management and technology fees, amortization expense, and an anticipated loss in long term support from NECA.

4.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consist of:


                                                                   PREDECESSORS
                                                       COMPANY      (COMBINED)

                                                     DECEMBER 31,   DECEMBER 31,
                                                         1999           1998
                                                     ------------   ------------
                                                           (IN THOUSANDS)

Land                                                 $     23,441   $     26,871
Buildings                                                 322,431        315,867
Central office and transmission equipment               1,125,272      1,004,347
Outside plant                                           1,836,360      1,733,846
Other equipment                                           365,254        359,282
                                                     ------------   ------------

Total plant in service                                  3,672,758      3,440,213
Less accumulated depreciation and amortization          2,056,432      1,701,288
                                                     ------------   ------------

Net plant in service                                    1,616,326      1,738,925
Construction in progress                                  126,163        248,976
                                                     ------------   ------------

Total                                                $  1,742,489   $  1,987,901
                                                     ============   ============

     Fifty percent of the accumulated depreciation balance was adjusted based on the revaluation of property, plant and equipment, as a partial step-up in basis is required by EITF 90-12, "Allocating Basis to Individual Assets and Liabilities for Transactions Within the Scope of Issue No. 88-16."

5.   INTANGIBLES

     Intangibles consist of:


                                         COMPANY     PREDECESSORS
                                                      (COMBINED)
                                       DECEMBER 31,  DECEMBER 31,
                                          1999          1998
                                      ------------   ------------
                                             (IN THOUSANDS)

Goodwill                              $    150,236   $         --
Franchise-Wireline                          96,000             --
Franchise -Wireless                         60,000             --
Brand                                       50,900             --
Customer base-Wireless                      17,500             --
Deferred pension asset                       6,290         21,664
Other                                        5,479             --
                                      ------------   ------------
     Total cost                            386,405         21,664
Less accumulated amortization               15,027             --
                                      ------------   ------------

Total                                 $    371,378   $     21,664
                                      ============   ============

6.   PENSION PLAN

     The Company has two noncontributory pension plans covering all full-time employees. The Company makes contributions, which meet minimum Employee Retirement Income Security Act of 1974 (the "ERISA") requirements, as these contributions are tax deductible. Plan assets are invested in equity and fixed income securities.

     All full-time employees also participate in a Lump Sum Retirement Plan (the "Lump Sum Plan"). Participants are entitled to a lump sum amount equal to a number of months based on years of service. This Plan is subject to ERISA provisions, and is exempt from income tax.

    Health care and life insurance benefits are provided to former employees who reach normal retirement age or receive this benefit under an early retirement program. The following table sets forth the status of the plans, the actuarial assumptions and the amounts in the financial statements as of December 31, 1999 and 1998:



                                                    PENSION AND LUMP
                                                      SUM BENEFITS                     OTHER POSTRETIREMENT BENEFITS
                                         --------------------------------------   ----------------------------------------
                                                   FOR THE 1999 PERIOD                       FOR THE 1999 PERIOD
                                         --------------------------------------   ----------------------------------------
                                                              PREDECESSORS                           PREDECESSORS
                                           COMPANY             (COMBINED)           COMPANY           (COMBINED)
                                         -----------   ----------   FOR THE YEAR  -----------    ----------   FOR THE YEAR
                                           MARCH 2,    JANUARY 1,       ENDED        MARCH 2,    JANUARY 1,       ENDED
                                           THROUGH      THROUGH      DECEMBER 31,   THROUGH       THROUGH      DECEMBER 31,
                                         DECEMBER 31,   MARCH 1,        1998      DECEMBER 31,    MARCH 1,        1998
                                         -----------   ----------    ----------   -----------    ----------    -----------
                                                                            (IN THOUSANDS)

Change in benefit obligation:
  Benefit obligation at beginning
     of period                           $  767,862    $  761,186    $  617,694    $  179,041    $  177,446    $  132,340
  Service cost                               18,968         3,663        17,795         4,793           849         3,981
  Interest cost                              51,694         8,830        48,640        13,705         2,059        11,404
  Amendments                               (114,313)           --            --        50,684            --            --
  Actuarial loss                            200,995           258       114,131        11,289            --        37,276
  Benefits paid                             (69,159)       (6,075)      (37,074)       (9,286)       (1,313)       (7,555)
                                         ----------    ----------    ----------    ----------    ----------    ----------
  Benefit obligation at end of
     period                              $  856,047    $  767,862    $  761,186    $  250,226    $  179,041    $  177,446
                                         ----------    ----------    ----------    ----------    ----------    ----------
Change in plan assets:
  Fair value of plan assets at
     beginning of period                    513,456       505,681       426,528            --            --            --
  Actual return on plan assets               67,028         7,846        74,559            --            --            --
  Employer contributions                     62,395         6,004        41,668            --            --            --
  Benefits paid                             (69,159)       (6,075)      (37,074)           --            --            --
                                         ----------    ----------    ----------    ----------    ----------    ----------
  Fair value of plan assets at end
     of period                           $  573,720    $  513,456    $  505,681            --            --            --
                                         ----------    ----------    ----------    ----------    ----------    ----------

Funded status                              (282,327)     (254,406)     (255,505)     (250,226)     (179,041)     (177,446)
Unrecognized (gain) loss                   (121,789)      107,362       107,742        47,590        26,512        26,657
Unrecognized prior service cost              25,376        32,667        33,519         7,428        16,350        16,649
Unrecognized net transition
  obligation                                  4,061         9,193         9,407        29,137        61,944        62,678
                                         ----------    ----------    ----------    ----------    ----------    ----------
Net amount recognized                    $ (374,679)   $ (105,184)   $ (104,837)   $ (166,071)   $  (74,235)   $  (71,462)
                                         ==========    ==========    ==========    ==========    ==========    ==========
Balance sheet amounts consist of:
  Accrued benefit liability              $ (380,969)   $ (140,317)   $ (149,623)   $ (166,071)   $  (74,235)   $  (71,462)
  Intangible asset (Note 5)                   6,290        22,965        21,664            --            --            --
  Accumulated other comprehensive
     loss                                        --        12,168        23,122            --            --            --
                                         ----------    ----------    ----------    ----------    ----------    ----------
Net amount recognized                    $ (374,679)   $ (105,184)   $ (104,837)   $ (166,071)   $  (74,235)   $  (71,462)
                                         ==========    ==========    ==========    ==========    ==========    ==========



                                                                  PENSION AND              OTHER
                                                                     LUMP              POSTRETIREMENT
                                                                 SUM BENEFITS             BENEFITS
                                                              -------------------   --------------------
                                                              1999   1998    1997   1999    1998    1997
                                                              ----   ----    ----   ----    ----    ----

Weighted-average assumptions as of December 31 of each
  year:
Discount rate                                                  8%      7%      8%      8%      7%      8%
Rate of compensation increase                                  6%      6%      6%      6%      6%      6%
Expected return on plan assets                                 9%      9%      8%    n/a     n/a     n/a

The health-care cost trend rate used for 1999 and 1998 was 7%.

An additional minimum pension liability related to the hourly plan was recorded at December 31, 1999 and 1998. This amount represents the excess of accumulated benefit obligations over the fair value of plan assets and accrued liabilities. A deferred pension asset was recorded for unrecognized prior service costs. At December 31, 1998, since the deferred pension asset recognized did not exceed the unrecognized prior service cost, the excess liability was recorded as a separate reduction to shareholders' equity and was classified as "Accumulated Other Comprehensive Loss."

In the Acquisition agreement, the PRTA agreed to contribute cash or stock worth a total of $200 million as a capital contribution in even installments over five years beginning on March 2, 2000. The Company will use the $200 million to fund its unfunded pension and other post-retirement benefit obligations. The contribution must be in cash for the first two installments and cash or stock of the Company for the last three installments. Future receipts have been recorded at their discounted present value of $159.7 million (at a 8% discount rate) as a specific component of stockholder's equity.

Net pension and other post-retirement benefit expenses for the years 1999, 1998 and 1997 (in thousands) includes the following components:




                                                  FOR THE 1999 PERIOD
                                             ----------------------------
                                                                 PREDECESSORS (Combined)
                                                             --------------------------------------------
                                               COMPANY
                                             ------------                    FOR THE YEAR    FOR THE YEAR
                                               MARCH 2,       JANUARY 1,        ENDED           ENDED
                                               THROUGH         THROUGH       DECEMBER 31,    DECEMBER 31,
                                             DECEMBER 31,      MARCH 1,         1998              1997
                                             ------------    ------------    ------------    ------------

PENSION BENEFIT EXPENSES:

Service cost                                 $     18,968    $      3,663    $     17,795    $     16,517
Interest cost                                      51,694           8,830          48,640          45,677
Expected return on plan assets                    (38,645)         (7,588)        (34,280)        (58,138)
Net amortization and deferral                       4,262           1,446           6,539          36,187
Effect of early retirement program                182,591              --              --              --
                                             ------------    ------------    ------------    ------------
Total                                        $    218,870    $      6,351    $     38,694    $     40,243
                                             ============    ============    ============    ============

OTHER POSTRETIREMENT BENEFIT EXPENSES:


Service cost                                 $      4,793    $        849    $      3,981    $      3,510
Interest cost                                      13,706           2,059          11,404           9,748
Net amortization and deferral                       4,162           1,176           6,655           5,906
Effect of early retirement program                 11,289              --              --              --
                                             ------------    ------------    ------------    ------------
Total                                        $     33,950    $      4,084    $     22,040    $     19,164
                                             ============    ============    ============    ============

    Three voluntary early retirement programs were offered during 1999. The first relates to 131 of the Predecessors' employees, who participated in the Government's Employees' Retirement System and retired on March 1, 1999. The Predecessors' results of operations for the period ended March 1, 1999 include a $4 million payment to the Government to compensate for a portion of the benefit.

    A voluntary early retirement was offered during the third quarter of 1999 to qualified employees. Those choosing to retire received normal medical and life insurance benefits, a credit for five additional years of service, and were not penalized for early retirement in the calculation of their pension benefits. A $165 million non-cash provision was recorded. There were 1,001 employees who elected this program, an acceptance rate of 94%.

     A third voluntary retirement program was offered in the fourth quarter of 1999 to union employees, with 10 years of service, determined to be completely disabled by a Company designated physician. A $38 million non-cash provision was recorded relating to 210 employees.

     DEFERRED ESOP COMPENSATION

     Initial funding for the ESOP with the Acquisition included contributions from the PRTA and the GTE Group for 4% of the Company's common shares. These shares were allocated and released to full-time employees on March 2, 1999 based on 1999 wages.

     The ESOP also acquired an additional 3% interest amounting to $26.1 million with funds borrowed from the Company in order to establish a contributory investment fund plan for current and future employees. Shares are maintained in a suspense account until released to a participant. The release of shares is determined by multiplying the number of shares in the suspense account by the ratio of annual debt service to total debt service for the 20-year note. Compensation expense is recorded based on the release of shares at market value, based on an annual appraisal, with an offsetting reduction to deferred compensation and paid-in-capital.

7.   LONG-TERM DEBT

     Long-term debt consists of:


                                                                  COMPANY     PREDECESSORS
                                                                               (COMBINED)
                                                                DECEMBER 31,   DECEMBER 31,
                                                                   1999           1998
                                                               ------------   ------------
                                                                      (IN THOUSANDS)

Senior notes
   Due May 20, 2002 at 6.15%                                   $    299,944   $         --
   Due May 20, 2006 at 6.65%                                        399,863
   Due May 20, 2009 at 6.80%                                        299,839
Bank note facility due March 2, 2004                                495,000
Other debt, including obligations under capital leases                2,780            750
                                                               ------------   ------------
Total                                                             1,497,426            750
Less short-term debt                                                  2,317            235
                                                               ------------   ------------

Long-term debt                                                 $  1,495,109   $        515
                                                               ============   ============


     The Company issued senior notes dated March 20, 1999, which are unconditionally guaranteed by PRTC and CT and for which there are no financial covenants. The 2006 and 2009 notes can be prepaid at a 15 basis point penalty. Bank note consists of a $500 million syndicated five year revolving credit facility with prepayment at the option of the Company and bears interest at LIBOR plus .725%, approximating a 7% interest rate at December 31, 1999. This bank debt is subject to financial covenants, with the most significant being where the debt must be less than 4 times adjusted EBITDA, as defined in the bank facility agreement.

     All of the debt is unsecured and non-amortizing. A unused working capital facility, totaling $200 million, was also maintained which expired on December 31, 1999. The working capital facility bears interest at LIBOR plus .925%.

8.   OTHER CURRENT LIABILITIES


     Other current liabilities consist of:


                                                         COMPANY       PREDECESSORS
                                                       DECEMBER 31,    DECEMBER 31,
                                                          1999             1998
                                                     --------------   --------------
                                                             (IN THOUSANDS)

Accounts payable                                     $      111,582   $      181,004

Accrued expenses                                            131,843           85,483

Employee accruals                                            40,564           63,065

Carrier payables                                             32,102           16,776

Taxes                                                        20,684               --

Interest                                                     11,593              665
                                                     --------------   --------------

Other current liabilities                            $      348,368   $      346,993
                                                     ==============   ==============



9.   OTHER NON-CURRENT LIABILITIES


     Other non-current liabilities consist of:


                                                       COMPANY         PREDECESSORS
                                                      DECEMBER 31,     DECEMBER 31,
                                                          1999              1998
                                                     --------------   --------------
                                                              (IN THOUSANDS)

Customer deposits                                    $       28,990   $       41,437

Employee benefit plans liability                            547,040          221,085

Other liabilities                                            36,295           33,655
                                                     --------------   --------------

Other non-current liabilities                        $      612,325   $      296,177
                                                     ==============   ==============


10.  SHAREHOLDERS' EQUITY

     COMMON STOCK

     There was 50 million authorized and 25 million shares outstanding of common stock at December 31, 1999 of no par value. A 25 to 1 stock split was approved and became effective on December 31, 1999, to decrease the per share market price in order to increase their affordability to ESOP participants.

     The authorized common stock of PRTC at December 31, 1998 consisted of 1,000 shares with par value of $10 per share, of which 589 shares were issued and outstanding. The authorized common stock of CT consisted of 10,000 no par value shares, unissued at December 31, 1998.

     SUBSCRIPTION RECEIVABLE

     The subscription receivable reflects future receipts at their discounted present value (at a 8% discount rate) to be contributed by PRTA in even installments over five years to the unfunded pension and other post-retirement benefit obligations.

     ACCUMULATED OTHER COMPREHENSIVE LOSS

     The accumulated other comprehensive loss represents unrecognized losses and transition obligations associated with the hourly pension plan because the accumulated benefit obligation exceeds the fair value of plan assets.

11.  INCOME TAXES

     The Predecessors were exempt from income, property, municipal gross receipts, and other taxes until March 2, 1999, as all taxes and payments in lieu of taxes were the responsibility of the PRTA. Effective March 2, 1999, because of the change in control brought about by the Acquisition and under the provisions of the 1994 Puerto Rico Internal Revenue Code, as amended ("the Code"), the Company is subject to a regular or alternative minimum income tax ("AMT"). An AMT credit is generated for income taxes paid on an AMT basis in excess of the regular tax and may be claimed in future years to the extent the regular tax exceeds the AMT.

     The provision for income tax is determined by applying the maximum statutory tax rate of 39% to pretax income. During the period from March 2, 1999 through December 31, 1999, the Company recorded an income tax benefit of $46.4 million as set forth below: (in thousands)


                                                          FOR THE PERIOD ENDED
                                                   ---------------------------------
                                                   MARCH 2, THROUGH
                                                     DECEMBER 31,       DECEMBER 31,
                                                         1999               1998
                                                   -----------------    ------------

Current                                              $    (27,920)      $         --

Deferred                                                  (18,533)                --
                                                     ------------       ------------

Total                                                $    (46,453)      $         --
                                                     ============       ============

     A reconciliation of the current benefit to the amount computed by applying the statutory rate to the taxable loss for the period from March 2, 1999 to December 31, 1999, is as follows:



                                                                        1999
                                                                    --------------
                                                                    (IN THOUSANDS)

Benefit computed at statutory rate                                  $      (27,920)
Effect of income tax benefit as a result of:
   Nondeductible expenses                                                   10,096
   Temporary differences:
      Excess of accounts receivables write-off over provision               (5,866)
       Other post-retirement expense                                       (43,604)
       Excess of tax versus book goodwill amortization                       8,573
   Loss on asset disposition for tax purposes                               10,870
   Other temporary differences                                               1,398
                                                                    --------------

Deferred income tax benefit                                         $      (46,453)
                                                                    ==============

     The amount of deferred income tax asset as of December 31, 1999, which is all non-current in nature, is as follows (amounts in thousands):


Goodwill and other long-term intangibles             $    110,919
Customer base intangible                                    6,257
Employee benefit liabilities                              111,463
Net loss carryforward                                      27,920
                                                     ------------
          Total                                      $    256,559
                                                     ============

     Management believes that realization of the deferred income tax asset is more likely than not, based on expectations of future taxable income. Consequently, no valuation allowance against the deferred income tax asset was recorded as of December 31, 1999.


12.  RELATED PARTY TRANSACTIONS


     During the year ended December 31, 1999, the Company had the following significant transactions with affiliated companies:

     o The Company at December 31, 1999 maintains an unused $200 million working capital credit facility with an affiliate. This affiliate also provides the Company general banking services, such as lock-box and payroll. The charges for these services amounted to $5 million for 1999.

     o As a result of the Acquisition, the Company entered into a five-year Management and Technology License Agreement with GTE. Under this agreement GTE will provide advice and direction related to the administration and operations of the Company, as well as for intellectual property or software. Fees for these services are based on the following percentages of EBITDA, as defined, excluding provisions for voluntary severance programs, as follows: 8% for years 1 and 2; 7% for years 3 and 4; and 6% for the last year of the agreement. The charge related to this agreement in 1999 was $37 million.

     o The Company also enters into transactions with second parties for the purchase of materials and supplies and plant and equipment used in the construction and expansion of its telecommunications network. Such transactions are subject to conditions similar to transactions with independent third parties. The Company also participates with affiliates of shareholders in sharing the cost of development of computer software programs by third party vendors. The shareholders receive no compensation for arranging the development of such systems. In addition, the Company reimburses shareholders and affiliates for the direct cost of a limited number of employees that work at the Company in management positions.

13.  SEGMENT REPORTING

     Effective December 31, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for reporting certain financial information about operating segments in complete sets of financial statements.

     The Company has two reportable segments; Wireline and Wireless. The Wireline segment provides:

     o Local service including basic voice, telephone and telecommunications equipment rentals, public phone services, value-added services, high speed private line services, Internet access and installations.

     o Long distance service both on-island and off-island. Off-island services began on February 1, 1999.

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

     The Company measures and evaluates the performance of its segments based on Earnings Before Interest, Taxes, Depreciation, and Amortization (EBITDA), which is a common industry profitability and liquidity measure. The accounting policies of the segments are the same as those described in Note
     2. The Company accounts for intersegment sales of products and services at current market prices. Intersegment revenues were not material for the Company or its Predecessors.

     Segment results for the Company and its Predecessors were as follows (in thousands):


                                                    PREDECESSORS
                                        COMPANY      (COMBINED)
                                   -------------   --------------
                                   FOR THE PERIOD  FOR THE PERIOD
                                    FROM MARCH 2,   FROM JANUARY        FOR THE YEARS ENDED
                                      THROUGH        1, THROUGH     -----------------------------
                                    DECEMBER 31,       MARCH 1,      DECEMBER 31,   DECEMBER 31,
                                       1999             1999            1998           1997
                                   -------------   --------------   -------------   -------------

     Wireline:
    Revenues and sales
    Local services                 $     420,157    $      80,196   $     467,819   $     447,338
    Long distance services               162,608           48,613         251,754         252,259
    Access services                      307,410           49,517         300,448         277,469
    Directory services and               135,806           16,231          90,670          99,761
    other                          -------------    -------------   -------------   -------------

  Total  revenues and sales        $   1,025,981    $     194,557   $   1,110,691   $   1,076,827
                                   =============    =============   =============   =============


   EBITDA                          $     147,064
                                   =============
Operating income                                    $         888   $     203,137   $     224,896
                                                    =============   =============   =============

Capital Expenditures               $     172,599    $      31,427   $     250,986   $     324,231
                                   =============    =============   =============   =============
Wireless:
   Revenue and sales
     Cellular services             $     114,231    $      20,541   $     100,265   $     102,082
     Paging services                      39,717            8,202          59,728          55,212
                                   -------------    -------------   -------------   -------------
    Total revenues and sales       $     153,948    $      28,743   $     159,993   $     157,294
                                   =============    =============   =============   =============


   EBITDA                          $      39,665
                                   =============
Operating income                                    $         (13)  $      24,164   $      19,655
                                                    =============   =============   =============
Capital Expenditures               $      40,192    $       5,388   $      31,675   $      30,471
                                   =============    =============   =============   =============
Consolidated revenues & sales      $   1,179,929    $     223,300   $   1,270,684   $   1,234,121
                                   =============    =============   =============   =============
Consolidated EBITDA                $     186,729
                                   =============
Consolidated operating income                       $         875   $     227,301   $     244,551
                                                    =============   =============   =============
Consolidated depreciation and
    amortization                   $     241,974    $      50,393   $     296,493   $     279,198
                                   =============    =============   =============   =============


Revenues
Total revenues for reportable
segments                           $   1,179,929
Elimination of intersegment
revenues                                 (53,663)
                                   -------------
Consolidated revenues              $   1,126,266
                                   =============




Assets                           AS OF           AS OF             AS OF
------                        DECEMBER 31,      MARCH 1,        DECEMBER 31,
                                  1999            1999             1998
                              -------------    -------------   -------------
Wireline assets               $   2,591,170    $   2,234,243   $   2,231,822

Wireless assets                     296,550          216,178         224,782
                              -------------    -------------   -------------

Segment assets                $   2,887,720    $   2,450,421   $   2,456,604
                                               =============   =============
Elimination of intersegment
assets                              (59,973)
                              -------------

Consolidated Assets           $   2,827,747
                              =============

14.  SUPPLEMENTAL CASH FLOW INFORMATION

     Cash paid for interest from March 2, 1999 through December 31, 1999 amounted to approximately $67 million. The Predecessors did not pay any material interest expense during the period from January 1, 1999 to March 1, 1999 and for the fiscal years 1998 and 1997. There was no cash paid for income taxes by the Company or its Predecessors.

15.  LEASES

     The Company has capital and operating leases for certain facilities and equipment. Future minimum lease payments under non-cancelable capital and operating leases are as follows:

                                               CAPITAL  OPERATING
                                               -------  ---------
                                                 (IN THOUSANDS)

     YEAR ENDING DECEMBER 31,

     2000                                      $   332   $ 5,941
     2001                                          163     3,642
     2002                                          136     2,182
     2003                                          117     1,629
     2004                                          106     1,181
     Thereafter                                    101     8,287
                                               -------   -------
     Total minimum lease payments                  955    22,862
     Less amount representing interest             187        --
                                               -------   -------

     Present value of minimum lease payments   $   768   $22,862
                                               =======   =======


     Lease costs from January 1, 1999 to March 1, 1999, and March 2, 1999 through December 31, 1999, amounted to approximately $4 million and $5 million, respectively.

16.  COMMITMENTS AND CONTINGENCIES

      (a) LITIGATION

          The Company is a defendant in various legal matters arising in the ordinary course of business. The Company's management, after consultation with legal counsel, believes that the resolution of these matters will not have a material adverse effect on the Company's financial position and results of operations. In connection with the Acquisition, the PRTA agreed to indemnify, defend and hold us harmless for specified significant litigation, including one environmental matter.

TELECOMUNICACIONES DE PUERTO RICO, INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


------------------------------------------------------------------------------------------------------------------------------------
               Column A               Column B                 Column C                            Column D            Column E
------------------------------------------------------------------------------------------------------------------------------------
                                                                   Additions
                                                         ---------------------------------
                                          Balance at                          Charged              Deductions
                                          Beginning         Charged to     (Credited) to              From            Balance at
             Description                   of Year           Income        Other Accounts          Reserves(1)       Close of Year
             -----------               ---------------   ---------------   ---------------       ---------------    ---------------
                                                                    (Dollars in Million)
December 31, 1999
   Allowance for uncollectible
     Accounts                          $            56   $            80   $            (5)(2)   $           (66)   $            65
                                       ===============   ===============   ===============       ===============    ===============

December 31, 1998

   Allowance for uncollectible
     Accounts                          $            64   $            50   $            (5)(2)   $           (53)   $            56
                                       ===============   ===============   ===============       ===============    ===============

December 31, 1997

   Allowance for uncollectible
     Accounts                          $            58   $            51   $             8       $           (53)   $            64
                                       ===============   ===============   ===============       ===============    ===============



-----------------------------------------------------------------------------------------------------------------------------
               Column A               Column B                 Column C                       Column D          Column E
-----------------------------------------------------------------------------------------------------------------------------
                                                                   Additions
                                                         --------------------------------
                                          Balance at                          Charged        Deductions
                                          Beginning         Charged to     (Credited) to        From            Balance at
             Description                   of Year           Income        Other Accounts    Reserves(1)      Close of Year
             -----------               ---------------   ---------------  ---------------   -------------    ---------------
                                                                    (Dollars in Million)

December 31, 1999
   Allowance for Inventory
     Obsolescence                       $           16   $            1   $            0   $           (4)   $           13
                                        ==============   ==============   ==============   ==============    ==============

December 31, 1998

   Allowance for Inventory

     Obsolescence                       $           14   $            8   $            0   $           (6)   $           16
                                        ==============   ==============   ==============   ==============    ==============

December 31, 1997

   Allowance for Inventory
     Obsolescence                       $            8   $           13   $            0   $           (7)   $          (14)
                                        ==============   ==============   ==============   ==============    ==============

NOTES:

(1)  Charges for which reserve was created.

(2)   Recoveries of amounts written off in prior years.

                                    SIGNATURE


         Pursuant to the requirements of the Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                             TELECOMUNICACIONES DE PUERTO RICO, INC.




                             By:        /s/   Jon Slater
                                -----------------------------------------------
                                     Name:    Jon Slater
                                     Title:   Chief Executive Officer
                                     Date:    March 30, 2000

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on the dates indicated.

           Date                             Signature                                   Capacity
           ----                             ---------                                   --------

      March 30, 2000                    /s/ Jon Slater                           Chief Executive Officer
                                    ----------------------------
                                            Jon Slater


      March 30, 2000                    /s/ Frank Gatto                          V-President Finance and
                                    -----------------------------                Chief Financial Officer
                                            Frank Gatto


      March 30, 2000                    /s/ Robert Huberty                       Controller
                                    ----------------------------
                                            Robert Huberty


      March  30, 2000                   /s/ Fares Salloum                        Director
                                    ----------------------------
                                            Fares Salloum


      March  30, 2000                   /s/ Alfred Gianmarino                    Director
                                    ----------------------------
                                            Alfred Gianmarino


      March ___, 2000                                                            Director
                                    ----------------------------
                                            Michael  Masin


      March 30, 2000                    /s/ Jon Slater                           Director
                                    ----------------------------
                                            Jon Slater


      March 30, 2000                    /s/ Howard Svigals                       Director
                                    ----------------------------
                                            Howard Svigals


      March 30, 2000                    /s/ Richard Carrion                      Director
                                    ----------------------------
                                            Richard Carrion


      March 30, 2000                    /s/ Angel Morey                          Director
                                    ----------------------------
                                            Angel Morey


      March ___, 2000                                                            Director
                                    ----------------------------
                                            Lourdes Rovira

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                              DESCRIPTION
------                              -----------
3.1             Certificate of Incorporation of Telecomunicaciones de Puerto
                Rico, Inc (Incorporated by reference to Exhibit 3.1 of the
                Company's Registration Statement filed on Form S-4 (File
                333-85503).

3.2 Certificate of Amendment to the Certificate of Incorporation of Telecomunicaciones de Puerto Rico, Inc.

3.3 By-Laws of Telecomunicaciones de Puerto Rico, Inc. (Incorporated by reference to Exhibit 3.4 of the Company's Registration
                Statement filed on Form S-4 (File 333-85503).

4.1             Trust Indenture dated as of May 20, 1999 between
                Telecomunicaciones de Puerto Rico, Inc. and The Bank of New
                York. (Incorporated by reference to Exhibit 4.1 of the Company's
                Registration Statement filed on Form S-4 (File 333-85503).

10.1            Amended and Restated Stock Purchase Agreement, dated as of May
                27, 1998 and Amended and Restated as of July 21, 1998 by and among Puerto Rico Telephone Authority, Puerto Rico Telephone
                Company, GTE Holdings (Puerto Rico) LLC and GTE International
                Telecommunications Incorporated. (Incorporated by reference to Exhibit 10.1 of the Company's Registration Statement filed on
                Form S-4 (File 333-85503).

10.2            First Amendment to the Stock Purchase Agreement, dated as of
                January 4, 1999, by and among Puerto Rico Telephone Authority,
                Puerto Rico Telephone Company, GTE Holdings (Puerto Rico) LLC and GTE International Telecommunications Incorporated.
                (Incorporated by reference to Exhibit 10.2 of the Company's
                Registration Statement filed on Form S-4 (File 333-85503).

10.3            Second Amendment to the Stock Purchase Agreement, dated as of
                January 29, 1999, by and among Puerto Rico Telephone Authority,
                Puerto Rico Telephone Company, GTE Holdings (Puerto Rico) LLC and GTE International Telecommunications Incorporated.
                (Incorporated by reference to Exhibit 10.3 of the Company's
                Registration Statement filed on Form S-4 (File 333-85503).

10.4            Third Amendment to the Stock Purchase Agreement, dated as of
                March 2, 1999, by and among Puerto Rico Telephone Authority,
                Puerto Rico Telephone Company, GTE Holdings (Puerto Rico) LLC,
                GTE International Telecommunications Incorporated,
                Telecomunicaciones de Puerto Rico, Inc. and Celulares
                Telefonica, Inc. (Incorporated by reference to Exhibit 10.4 of the Company's Registration Statement filed on Form S-4 (File
                333-85503).

10.5 Shareholders Agreement, dated as of March 2, 1999, by and among Telecomunicaciones de Puerto Rico, Inc., GTE Holdings (Puerto
                Rico) LLC, GTE International Telecommunications Incorporated,
                Popular, Inc, Puerto Rico Telephone Authority and the shareholders of Telecomunicaciones de Puerto Rico, Inc., who shall from time to time be parties thereto as provided therein.
                (Incorporated by reference to Exhibit 10.5 of the Company's
                Registration Statement filed on Form S-4 (File 333-85503).

10.6 Amended and Restated Puerto Rico Management Agreement, dated as of March 2, 1999, by and among Telecomunicaciones de Puerto
                Rico, Inc., Puerto Rico Telephone Company, and GTE International
                Telecommunications Incorporated. (Incorporated by reference to Exhibit 10.6 of the Company's Registration Statement filed on
                Form S-4 (File 333-85503).

10.7            Amended and Restated U.S. Management Agreement, dated as of
                March 2, 1999, by and among Telecomunicaciones de Puerto Rico,
                Inc., Puerto Rico Telephone Company, and GTE International
                Telecommunications Incorporated. (Incorporated by reference to Exhibit 10.7 of the Company's Registration Statement filed on
                Form S-4 (File 333-85503).

10.8            Amended and Restated Technology Transfer Agreement, dated as of
                March 2, 1999, by and among Telecomunicaciones de Puerto Rico,
                Inc., Puerto Rico Telephone Company, and GTE International
                Telecommunications Incorporated. (Incorporated by reference to Exhibit 10.8 of the Company's Registration Statement filed on
                Form S-4 (File 333-85503).

10.9 Non-Competition Agreement, dated as of March 2, 1999, by and among Telecomunicaciones de Puerto Rico, Inc, GTE Holdings
                (Puerto Rico) LLC, GTE International Telecommunications
                Incorporated, Popular, Inc., Puerto Rico Telephone Authority, and the Government Development Bank for Puerto Rico.
                (Incorporated by reference to Exhibit 10.9 of the Company's
                Registration Statement filed on Form S-4 (File 333-85503).

10.10           Share Option Agreement, dated as of March 2, 1999, by and among
                Puerto Rico Telephone Authority, Telecomunicaciones de Puerto
                Rico, Inc, GTE Holdings (Puerto Rico) LLC, and GTE International
                Telecommunications Incorporated. (Incorporated by reference to Exhibit 10.10 of the Company's Registration Statement filed on
                Form S-4 (File 333-85503).

10.11 Stock Purchase Agreement, dated as of March 1, 1999, by and between Telecomunicaciones de Puerto Rico, Inc and Puerto Rico
                Telephone Authority. (Incorporated by reference to Exhibit 10.11 of the Company's Registration Statement filed on Form S-4 (File
                333-85503).

10.12           Trust Agreement of the Employee Stock Ownership Plan of
                Telecomunicaciones de Puerto Rico, Inc., dated as of March 2,
                1999, by and between U.S. Trust, National Association and
                Telecomunicaciones de Puerto Rico, Inc. (Incorporated by reference to Exhibit 10.12 of the Company's Registration
                Statement filed on Form S-4 (File 333-85503).

10.13 ESOP Loan Agreement, dated as of March 2, 1999, by and between the Trust of the Employee Stock Ownership Plan of
                Telecomunicaciones de Puerto Rico, Inc. and Telecomunicaciones de Puerto Rico, Inc. (Incorporated by reference to Exhibit 10.13 of the Company's Registration Statement filed on Form S-4 (File
                333-85503).

10.14 Stock Purchase Agreement, dated as of March 2, 1999, by and between Puerto Rico Telephone Authority and the Trust of the Employee Stock Ownership Plan of Telecomunicaciones de Puerto
                Rico, Inc. (Incorporated by reference to Exhibit 10.14 of the Company's Registration Statement filed on Form S-4 (File
                333-85503).

10.15 Pledge Agreement, dated as of March 2, 1999, by and between the Trust of the Employee Stock Ownership Plan of Telecomunicaciones de Puerto Rico, Inc. and Telecomunicaciones de Puerto Rico, Inc.
                (Incorporated by reference to Exhibit 10.15 of the Company's
                Registration Statement filed on Form S-4 (File 333-85503).

10.16           Tag Along Agreement, dated as of March 2, 1999, by and among GTE
                Holdings (Puerto Rico) LLC, GTE International Telecommunications
                Incorporated, and the Trust of the Employee Stock Ownership Plan of Telecomunicaciones de Puerto Rico, Inc. (Incorporated by reference to Exhibit 10.16 of the Company's Registration
                Statement filed on Form S-4 (File 333-85503).

10.17           $500,000,000 Five-Year Credit Agreement, dated as of March 2,
                1999, among Telecomunicaciones de Puerto Rico, Inc., as
                Borrower, Puerto Rico Telephone Company and Celulares
                Telefonica, as Guarantors, the Initial Lenders named therein, Citibank, N.A., as Administrative Agent, Bank of America
                National Trust and Savings Association, as Syndication Agent, and The Chase Manhattan Bank and Morgan Guaranty Trust Company of New York, as Documentation Agents. (Incorporated by reference to Exhibit 10.17 of the Company's Registration Statement filed on Form S-4 (File 333-85503).

10.18           Letter Amendment to the Five-Year Credit Agreement, dated May 7,
                1999. (Incorporated by reference to Exhibit 10.18 of the Company's Registration Statement filed on Form S-4 (File
                333-85503).

10.19           $200,000,000 Revolving Credit Agreement, dated as of March 2,
                1999, among Telecomunicaciones de Puerto Rico, Inc., as
                Borrower, Puerto Rico Telephone Company and Celulares
                Telefonica, as Guarantors, Banco Popular de Puerto Rico, as
                Managing Agent and Administrative Agent, Scotiabank de Puerto
                Rico, as Co-Agent, and Banco Popular de Puerto Rico, Scotiabank de Puerto Rico, Banco Bilbao Vizcaya Puerto Rico and Banco
                Popular North America, as Initial Lenders. (Incorporated by reference to Exhibit 10.19 of the Company's Registration
                Statement filed on Form S-4 (File 333-85503).

10.20           First Amendment to $200,000,000 Revolving Credit Agreement.
                (Incorporated by reference to Exhibit 10.20 of the Company's
                Registration Statement filed on Form S-4 (File 333-85503).

12              Statement Regarding Computation of Ratio of Earnings to Fixed
                Charges.

21              Subsidiaries of the Registrant.

23              Consent of Deloitte & Touche LLP.

27              Financial Data Schedule as of December 31, 1999.