Form 10-Q
period 2000-03-31
TELECOMUNICACIONES DE PUERTO RICO INC
filed 2000-05-15
CIK 1089357

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

                 For the quarterly period ended: MARCH 31, 2000

                                       Or

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

                For the transition period from _______ to _______


                        Commission File Number 333-85503


                     TELECOMUNICACIONES DE PUERTO RICO, INC.
     -----------------------------------------------------------------------
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

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (In thousands)


                                                                      (UNAUDITED)
                                                                       MARCH 31,      DECEMBER 31,
                                                                         2000             1999
                                                                     -----------      -----------
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                       $    28,226      $    45,482
     Accounts receivable, net of allowance for doubtful accounts
       of $73,512 and $66,994 in 2000 and 1999, respectively             334,557          357,895
     Inventory and supplies, net                                          42,397           31,370
     Prepaid expenses                                                      5,869            5,407
                                                                     -----------      -----------
         Total current assets                                            411,049          440,154
PROPERTY, PLANT AND EQUIPMENT, net                                     1,702,208        1,742,489
INTANGIBLES, net                                                         366,007          371,378
DEFERRED INCOME TAX                                                      240,132          256,559
OTHER ASSETS                                                              18,315           17,167
                                                                     -----------      -----------
TOTAL ASSETS                                                         $ 2,737,711      $ 2,827,747
                                                                     ===========      ===========


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
      Short-term debt                                                $     2,233      $     2,317
      Other current liabilities                                          325,636          348,368
                                                                     -----------      -----------
         Total current liabilities                                       327,869          350,685
LONG-TERM DEBT, excluding current portion                              1,440,157        1,495,109
OTHER NON-CURRENT LIABILITIES                                            537,807          612,325
                                                                     -----------      -----------
          Total liabilities                                            2,305,833        2,458,119
                                                                     -----------      -----------
CONTINGENCIES
SHAREHOLDERS' EQUITY:
    Common stock                                                         699,284          699,284
    Deferred ESOP compensation                                           (26,100)         (26,100)
    Subscription receivable                                             (133,104)        (170,363)
    Accumulated deficit                                                 (108,202)        (133,193)
                                                                     -----------      -----------
          Total shareholders' equity                                     431,878          369,628
                                                                     -----------      -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $ 2,737,711      $ 2,827,747
                                                                     ===========      ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

            TELECOMUNICACIONES DE PUERTO RICO, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                 (In thousands)

                                                                                              PREDECESSORS
                                                                      COMPANY                  (COMBINED)
                                                         ------------------------------------------------
                                                                                FOR THE 1999 PERIOD
                                                                          -------------------------------
                                                         FOR THE THREE       MARCH 2,         JANUARY 1,
                                                          MONTHS ENDED       THROUGH            THROUGH
                                                         MARCH 31, 2000      MARCH 31           MARCH 1
                                                         --------------   --------------   --------------
                                                                     (UNAUDITED)
REVENUES AND SALES:
  Local services                                         $      137,438   $       38,526   $       80,196
  Long distance services                                         42,195           20,671           48,613
  Access services                                                91,839           26,050           49,517
  Cellular services                                              35,400           10,595           20,541
  Paging services                                                10,477            4,283            8,202
  Directory services                                              9,609            3,213            6,726
  Other services and sales                                       16,461            5,161            9,505
                                                         --------------   --------------   --------------
        Total revenues and sales                                343,419          108,499          223,300
                                                         --------------   --------------   --------------

OPERATING COSTS AND EXPENSES:
  Cost of services and sales                                    102,361           43,689           91,723
  Selling, general and administrative                           105,841           23,786           49,983
  ESOP government grant                                              --               --           26,100
  Early retirement provision                                         --               --            4,226
  Depreciation and amortization                                  73,817           34,168           50,393
                                                         --------------   --------------   --------------
        Total operating costs and expenses                      282,019          101,643          222,425
                                                         --------------   --------------   --------------

OPERATING INCOME                                                 61,400            6,856              875

INTEREST AND OTHER INCOME (EXPENSE), net                        (19,982)          (8,536)             976
                                                         --------------   --------------   --------------
INCOME (LOSS) BEFORE INCOME TAX                                  41,418           (1,680)           1,851

INCOME TAX EXPENSE (BENEFIT)                                     16,427             (655)              --
                                                         --------------   --------------   --------------

INCOME (LOSS) BEFORE EXTRAORDINARY CHARGE
                                                                 24,991           (1,025)           1,851
EXTRAORDINARY CHARGE-
  DISCONTINUANCE OF REGULATORY
  ACCOUNTING, net of income tax benefit of $38,750                   --          (60,500)              --
                                                         --------------   --------------   --------------
NET INCOME (LOSS)                                        $       24,991   $      (61,525)  $        1,851
                                                         ==============   ==============   ==============

The accompanying notes are an integral part of these condensed consolidated statements.

            TELECOMUNICACIONES DE PUERTO RICO, INC. AND SUBSIDIARIES

        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                 (In thousands)

                                                                                  PREDECESSORS
                                                          COMPANY                   (COMBINED)
                                             ------------------------------------------------------
                                                                        FOR THE 1999 PERIOD
                                                                 ----------------------------------
                                             FOR THE THREE          MARCH 2           JANUARY 1,
                                             MONTHS ENDED           THROUGH           THROUGH
                                             MARCH 31, 2000         MARCH 31,         MARCH 1,
                                             -------------       -------------        -------------
                                                       (UNAUDITED)
NET INCOME (LOSS)                            $      24,991       $     (61,525)       $       1,851

OTHER COMPREHENSIVE INCOME:

  Minimum pension liability adjustment                  --                  --                2,369
                                             -------------       -------------        -------------

COMPREHENSIVE INCOME  (LOSS)                 $      24,991       $     (61,525)       $       4,220
                                             =============       =============        =============

The accompanying notes are an integral part of these condensed consolidated statements.

            TELECOMUNICACIONES DE PUERTO RICO, INC. AND SUBSIDIARIES

      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                   (UNAUDITED)

                                                                                                  ACCUMULATED
                                                       DEFERRED                                     OTHER
                                          COMMON         ESOP       SUBSCRIPTION   ACCUMULATED   COMPREHENSIVE
                                          STOCK      COMPENSATION    RECEIVABLE      DEFICIT         LOSS         TOTAL
                                         --------    ------------   ------------   -----------   -------------  --------
                                                                         (IN THOUSANDS)
BALANCE, MARCH 1, 1999 ................  $     --    $         --   $         --   $        --   $          --  $     --
  Acquisition by GTE and Popular Inc.
     and partial step-up accounting ...   530,876         (26,100)                                      (9,903)  494,873

  ESOP capital contribution ...........     8,700          (8,700)                                                    --

  Contribution receivable from PRTA ...   159,708                       (159,708)                                     --

  Net loss, March 2, 1999 to
     December 31, 1999 ................                                               (133,193)                 (133,193)


  Accretion of discount on
     subscription receivable ..........                                  (10,655)                                (10,655)

  ESOP compensation expense ...........                     8,700                                                  8,700


  Minimum  pension liability adjustment                                                                  9,903     9,903
                                         --------    ------------   ------------   -----------   -------------  --------

BALANCE, DECEMBER 31,  1999 ...........   699,284         (26,100)      (170,363)     (133,193)             --   369,628
                                         --------    ------------   ------------   -----------   -------------  --------

  Net income, for the three months
     ended March 31, 2000 .............                                                 24,991                    24,991
  Accretion of discount on
     subscription receivable ..........                                   (2,741)                                 (2,741)

  Government capital contribution .....                                   40,000                                  40,000
                                         --------    ------------   ------------   -----------   -------------  --------

BALANCE, MARCH 31,  2000 ..............  $699,284    $    (26,100)  $   (133,104)  $  (108,202)  $          --  $431,878
                                         ========    ============   ============   ===========   =============  ========


The accompanying notes are an integral part of these condensed consolidated statements.

            TELECOMUNICACIONES DE PUERTO RICO, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                                                                                PREDECESSORS
                                                                        COMPANY                  (COMBINED)
                                                           --------------------------------------------------
                                                                                    FOR THE 1999 PERIOD
                                                                             --------------------------------
                                                           FOR THE THREE         MARCH 2         JANUARY 1
                                                            MONTHS ENDED         THROUGH          THROUGH
                                                           MARCH 31, 2000       MARCH 31,         MARCH 1,
                                                           --------------    --------------    --------------
                                                                      (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                        $       24,991    $      (61,525)   $        1,851
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
    Extraordinary charge                                                             60,500
    Depreciation and amortization                                  73,817            34,168            50,393
    Accretion of discount on subscription receivable               (2,741)
    Deferred income tax                                            16,427              (655)
    Compensation expense resulting from contribution
      of shares to ESOP by PRTA                                                                        26,100
    Changes in assets and liabilities:
        Accounts receivable                                        23,338            21,186           (14,496)
        Inventory and supplies                                    (11,027)              659            (1,306)
        Prepaid expenses and other assets                          (1,442)            1,535             2,374
        Other current and non-current liabilities                 (97,250)          (31,503)           (9,059)
                                                           --------------    --------------    --------------
              Net cash provided by operating activities            26,113            24,365            55,857
                                                           --------------    --------------    --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition and construction of telephone plant,
       including cost of removal                                  (31,117)          (16,463)          (33,237)
   Net salvage on retirements                                       2,784               209                73
                                                           --------------    --------------    --------------
              Net cash used in investing activities               (28,333)          (16,254)          (33,164)
                                                           --------------    --------------    --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Capital contributions                                                                              110,577
   Government capital contribution                                 40,000
   Dividends and return of capital                                                                    (83,116)
   Deferred ESOP contribution                                                                         (26,100)
   Net borrowings under line-of-credit agreement
     and proceeds from issuance of long-term debt                                                   1,583,044
   Special dividend paid to PRTA                                                                   (1,570,182)
   Repayment of principal on debt and capital
     lease obligations                                            (55,036)          (35,219)
                                                           --------------    --------------    --------------
              Net cash provided by (used in) financing
               activities                                         (15,036)          (35,219)           14,223
                                                           --------------    --------------    --------------

NET (DECREASE) INCREASE IN CASH
  AND CASH EQUIVALENTS                                            (17,256)          (27,108)           36,916

CASH AND CASH EQUIVALENTS  AT BEGINNING
  OF PERIOD                                                        45,482            72,527            35,611
                                                           --------------    --------------    --------------
CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                                         $       28,226    $       45,419    $       72,527
                                                           ==============    ==============    ==============


The accompanying notes are an integral part of these condensed consolidated statements.

TELECOMUNICACIONES DE PUERTO RICO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
------------------------------------------------------------------------------
1.  THE ACQUISITION, RELATED CORPORATE RESTRUCTURING AND CHANGES IN ACCOUNTING

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

    PARTIAL STEP-UP IN ACCOUNTING BASIS

    The Acquisition was accounted for following rules governing partial step-up in accounting basis under the Accounting Principles Board Opinion ("APB") No.16, Business Combinations, and Emerging Issues Task Force Consensus ("EITF") 88-16, "Basis in Leveraged Buyout Transactions". The Acquisition resulted in a purchase of 100% of the common stock of PRTC and CT by the Company, a purchase of a controlling interest in the Company by a new group of controlling investors with the shareholders of the Predecessors maintaining a minority interest in the new company. Under EITF 88-16, a partial step-up is required to reflect the difference between the book value of the portion of the assets and liabilities purchased by the GTE Group and the fair value on the Acquisition date. In accordance with EITF 88-16, no step-up is recorded for the portion of the assets and liabilities owned by the PRTA.

    The excess of the purchase price over the basis in the assets and liabilities has been allocated to the net assets reflecting the 50% interest acquired by the GTE Group and Popular, Inc. as follows (amounts in thousands):

            Goodwill and other long-term intangibles                $  336,118
            Deferred tax assets                                        171,356
            Property, plant and equipment                              (99,250)
            Employee benefit plan liabilities                         (180,740)
            Other intangibles, net                                         (98)
                                                                    ----------
            Total increase in paid-in capital                       $  227,386
                                                                    ==========

    These adjustments consider the effect of a change in the status of the Company to a tax paying enterprise after March 2, 1999, as required by the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes".

    DISCONTINUATION OF SFAS NO. 71, "ACCOUNTING FOR THE EFFECTS OF CERTAIN TYPES OF REGULATION"

    PRTC discontinued the application of SFAS No. 71 with the consummation of the Acquisition on March 2, 1999, due to changes in regulation, the competitive environment and the terms of the Acquisition. A write-down of plant and equipment of $199 million was recorded of which $99.5 million was accounted for as a purchase price adjustment consistent with partial step-up accounting to reflect the fair value of the acquired assets. The remaining $99.5 million was recorded as an extraordinary charge (approximately $60.5 million after-tax).

2.  BASIS OF PRESENTATION

    The unaudited condensed consolidated financial statements have been prepared pursuant to rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Management believes the financial statements include all adjustments, and recurring accruals necessary to present fairly the financial information and changes in the basis of accounting to properly account for the acquisition as explained in Note 1. The December 31, 1999 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's 1999 Annual Report on Form 10-K.

    The condensed consolidated financial statements of the Predecessors for the two-month period ended March 1, 1999, reflect the historical cost of its assets and liabilities and results of its operations prior to completion of the Acquisition and are referred to as the Predecessors' condensed consolidated financial statements. Accordingly, the accompanying financial statements of the Predecessors and the Company are not comparable in all material respects, since the Company's financial condition, results of operations, and cash flows use a new accounting basis. PRTC and CT are wholly owned subsidiaries, and fully and unconditionally guarantee payment of the senior notes, as set forth in the Indenture.

    Separate financial statements for PRTC and CT have not been included because the aggregate net assets, earnings and equity of PRTC and CT are substantially equivalent to the aggregate net assets, earnings and equity of the Company on a consolidated basis. Management believes that separate financial statements and other disclosures concerning PRTC and CT are not material to investors. In addition, the Company's other subsidiaries; Puerto Rico Telephone Directories, Inc. and Datacom Caribe, Inc. (which are not guarantors of the senior notes) are inconsequential to the condensed consolidated financial statements.

3.  SUMMARY OF RECENT ACCOUNTING PRONOUNCEMENTS

    The SEC issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," to be effective no later than June 30, 2000. SAB No. 101 provides additional guidance on revenue recognition. This SAB could potentially change the recognition of installation revenues and related direct selling expenses. The Company is currently assessing the impact of SAB No. 101.

4.  PRO FORMA INFORMATION

    The following unaudited pro forma summary represents the consolidated results of operations of the Company as if the Acquisition had occurred at the beginning of 1999, after giving effect to certain adjustments. This pro forma information is presented for informational purposes only and may not be indicative of the results of operations as they would have been if the Company had been a single entity during the entire 1999, nor is it indicative of the results of operations which may occur in the future.

                                                        FOR THE THREE       FOR THE THREE         YEAR ENDED
                                                         MONTHS ENDED        MONTHS ENDED        DECEMBER 31,
                                                        MARCH 31, 2000      MARCH 31, 1999           1999
                                                        --------------      --------------       ------------
                                                                        (IN THOUSANDS)
      Revenues and sales                                  $  325,919          $  314,299          $1,279,566
                                                          ----------          ----------          ----------

      Income (Loss) before income tax                     $   23,636          $  (50,958)         $ (221,537)
                                                          ----------          ----------          ----------

      Income (Loss) before extraordinary charge           $   14,418          $  (31,084)         $ (135,138)
                                                          ==========          ==========          ==========

    The pro forma amounts reflect adjustments for interest expense, property, municipal and unemployment taxes, management and technology fees, amortization expense, and an anticipated loss in long term support from NECA.

5.  PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment consist of:

                                                                           MARCH 31,          DECEMBER 31,
                                                                             2000                 1999
                                                                          ----------          ------------
                                                                                 (IN THOUSANDS)
               Land                                                       $   23,445          $   23,441
               Buildings                                                     324,479             322,431
               Central office and transmission equipment                   1,165,910           1,125,272
               Outside plant                                               1,839,802           1,836,360
               Other equipment                                               363,309             365,254
                                                                          ----------          ----------

               Total plant in service                                      3,716,945           3,672,758
               Less accumulated depreciation and amortization              2,112,819           2,056,432
                                                                          ----------          ----------

               Net plant in service                                        1,604,126           1,616,326
               Construction in progress                                       98,082             126,163
                                                                          ----------          ----------

               Total                                                      $1,702,208          $1,742,489
                                                                          ==========          ==========

6.  INTANGIBLES

    Intangibles consist of:

                                                                              MARCH 31,       DECEMBER 31,
                                                                                2000              1999
                                                                              ---------       ------------
                                                                                    (IN THOUSANDS)
              Goodwill                                                        $150,236          $150,236
              Franchise-wireline                                                96,000            96,000
              Franchise-wireless                                                60,000            60,000
              Brand                                                             50,900            50,900
              Customer base                                                     21,100            21,100
              Deferred pension asset                                             6,290             6,290
              Other                                                              2,302             1,879
                                                                              --------          --------
                   Total cost                                                  386,828           386,405
              Less accumulated amortization                                     20,821            15,027
                                                                              --------          --------

              Total                                                           $366,007          $371,378
                                                                              ========          ========

7.  DEFERRED ESOP COMPENSATION

    The ESOP acquired a 3% interest amounting to $26.1 million with funds borrowed from the Company in order to establish a contributory investment fund plan for current and future employees. Shares are maintained in a suspense account until released to a participant. The release of shares is determined by multiplying the number of shares in the suspense account by the ratio of annual debt service to total debt service. Compensation expense is recorded based on the release of shares at market value, based on an annual appraisal, with an offsetting reduction to deferred compensation and paid-in-capital.

8.  OTHER CURRENT LIABILITIES

    Other current liabilities consist of:

                                                                    MARCH 31,       DECEMBER 31,
                                                                      2000              1999
                                                                    ---------       ------------
                                                                          (IN THOUSANDS)
                   Accounts payable                                 $ 59,924          $111,582

                   Accrued expenses                                  134,808           131,843

                   Employee accruals                                  64,097            40,564

                   Carrier payables                                   26,055            32,102

                   Taxes                                              12,512            20,684

                   Interest                                           28,240            11,593
                                                                    --------          --------

                   Other current liabilities                        $325,636          $348,368
                                                                    ========          ========

9.  LONG-TERM DEBT

    Long-term debt consists of:

                                                                               MARCH 31,        DECEMBER 31,
                                                                                 2000               1999
                                                                              ----------        ------------
                                                                                     (IN THOUSANDS)
              Senior notes
                 Due May 20, 2002 at 6.15%                                    $  299,950         $  299,944
                 Due May 20, 2006 at 6.65%                                       399,867            399,863
                 Due May 20, 2009 at 6.80%                                       299,842            299,839
              Bank note facility due March 2, 2004                               440,000            495,000
              Other debt, including obligations under capital leases               2,731              2,780
                                                                              ----------         ----------
              Total                                                            1,442,390          1,497,426
              Less short-term debt                                                 2,233              2,317
                                                                              ----------         ----------

              Long-term debt                                                  $1,440,157         $1,495,109
                                                                              ==========         ==========

    The senior notes are unconditionally guaranteed by PRTC and CT with no financial covenants. The 2006 and 2009 notes can be prepaid at a 15 basis point penalty. The bank note consists of a $500 million syndicated five year revolving credit facility with prepayment at the option of the Company and bears interest at LIBOR plus .725%, approximating a 7.59% interest rate at March 31, 2000. This bank debt is subject to financial covenants, with the most significant being where the debt must be less than 4 times adjusted Earnings Before Interest, Taxes, Depreciation, and Amortization ("EBITDA"), as defined in the bank facility agreement. All of the debt is unsecured and non-amortizing.

    The Company executed a new working capital line of credit facility with Banco Bilbao Vizcaya ("BBV") for $50 million on May 4, 2000 and is in negotiations with another bank for an additional $50 million. These facilities replace a $200 million facility with Banco Popular, which was initiated on March 2, 1999 and expired on March 2, 2000. The interest rate on the BBV credit facility is LIBOR plus .50%.

10. OTHER NON-CURRENT LIABILITIES

    Other non-current liabilities consist of:

                                                                    MARCH 31,       DECEMBER 31,
                                                                      2000              1999
                                                                    ---------       ------------
                                                                          (IN THOUSANDS)
                   Customer deposits                                $ 29,230          $ 28,990

                   Employee benefit plans liability                  483,462           547,040

                   Other liabilities                                  25,115            36,295
                                                                    --------          --------

                   Other non-current liabilities                    $537,807          $612,325
                                                                    ========          ========

11. SHAREHOLDERS' EQUITY

    COMMON STOCK

    Common stock consisted of 50 million authorized and 25 million shares outstanding of no par value at March 31, 2000 and December 31, 1999. A 25 to 1 stock split was approved and became effective on December 31, 1999 to decrease the per share market price in order to increase their affordability to ESOP participants.

    SUBSCRIPTION RECEIVABLE

    The subscription receivable reflects future receipts at their discounted present value (at an 8% discount rate) to be contributed by the PRTA in even installments over five years to fund the unfunded pension and other post-retirement benefit obligations.

12. SEGMENT REPORTING

    The Company has two reportable segments: Wireline and Wireless. The Wireline segment provides:

    o Local services including basic voice, telephone and telecommunications equipment rentals, public phone service, value-added services, high speed private line services, Internet access and installations;

    o   Long distance services both on-island and off-island;

    o Access services provided to long distance, competitive local exchange carriers, and cellular and paging operators to originate and terminate calls on its network;

    o   Directory publishing right revenues; and

    o Telecommunications equipment sales and billing and collection services to competing long distance operators in Puerto Rico.

    The Wireless segment includes cellular and paging services.

    The Company measures and evaluates the performance of its segments based on Earnings Before Interest, Taxes, Depreciation, and Amortization ("EBITDA"), which is a common industry profitability and liquidity measure. The accounting policies of the segments are the same as those followed by the Company. The Company accounts for intersegment sales of products and services at current market prices.

    Segment results for the Company and its Predecessors were as follows (in thousands):

                                                                                         PREDECESSORS
                                                                 COMPANY                  (COMBINED)
                                                    ---------------------------------    ------------
                                                    FOR THE THREE        MARCH 2,         JANUARY 1,
                                                     MONTHS ENDED         THROUGH          THROUGH
                                                       MARCH 31,         MARCH 31,         MARCH 1,
                                                         2000              1999              1999
                                                    -------------      --------------    ------------
    WIRELINE:
      Revenues and sales:
        Local services                               $   138,442       $    38,526       $    80,196
        Long distance services                            42,476            20,671            48,613
        Access services                                   94,060            26,050            49,517
        Directory services and other                      32,686             6,600            12,951
                                                     -----------       -----------       -----------
      Total  revenues and sales                      $   307,664       $    91,847       $   191,277
                                                     ===========       ===========       ===========

    EBITDA                                           $   125,787       $    33,477       $    50,519
                                                     ===========       ===========       ===========

    Capital Expenditures                             $    27,435       $    11,538       $    31,427
                                                     ===========       ===========       ===========


    WIRELESS:
      Revenue and sales:
         Cellular services                           $    35,913       $    10,595       $    20,541
         Paging services                                  10,648             4,883             8,202
         Other                                             2,949             1,174             3,280
                                                     -----------       -----------       -----------
    Total revenues and sales                         $    49,510       $    16,652       $    32,023
                                                     ===========       ===========       ===========

    EBITDA                                           $     9,430       $     7,547       $       749
                                                     ===========       ===========       ===========

    Capital Expenditures                             $     2,172       $       697       $     5,388
                                                     ===========       ===========       ===========

    Consolidated:
    Revenues for reportable segments                 $   357,174
    Elimination of intersegment revenues                 (13,755)
                                                     -----------
    Consolidated revenues                            $   343,419       $   108,499       $   223,300
                                                     ===========       ===========       ===========

    EBITDA                                           $   135,217       $    41,024       $    51,268
                                                     ===========       ===========       ===========
    Depreciation and amortization                    $    73,817       $    34,168       $    50,393
                                                     ===========       ===========       ===========


                                                       MARCH 31,       DECEMBER  31,
                ASSETS                                   2000              1999
    -----------------------------                    ------------      ------------
    Wireline assets                                  $  2,525,277      $  2,591,170
    Wireless assets                                       262,790           296,550
                                                     ------------      ------------
    Segment assets                                   $  2,788,067      $  2,887,720
    Elimination of intersegment assets                    (50,356)          (59,973)
                                                     ------------      ------------
    Consolidated Assets                              $  2,737,711      $  2,827,747
                                                     ============      ============

13. CONTINGENCIES

    (a) Litigation

    The Company is a defendant in various legal matters arising in the ordinary course of business. The Company's management, after consultation with legal counsel, believes that the resolution of these matters will not have a material adverse effect on the Company's financial position and results of operations. In connection with the Acquisition, the PRTA agreed to indemnify, defend and hold the Company harmless for specified significant litigation, including one environmental matter.

14. RECLASSIFICATIONS

    Reclassifications of prior years' data have been made, where appropriate, to conform to the current presentation.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

    In this Management's Discussion and Analysis of Financial Condition and Results of Operations, the Company has made forward-looking statements. These statements are based on the Company's estimates and assumptions and are subject to certain risks and uncertainties. Forward-looking statements include information concerning possible or assumed future results of operations, as well as those statements preceded or followed by the words "anticipates," "believes," "estimates," "expects," "hopes," "targets" or similar expressions.

    Future results could be affected by subsequent events and could differ materially from those expressed in the forward-looking statements. If future events and actual performance differ from the Company's assumptions, the actual results could vary significantly from the performance projected in the forward-looking statements.

    The following important factors could affect future results and could cause those results to differ materially from those expressed in the forward-looking statements: (1) materially adverse changes in economic conditions in Puerto Rico; (2) material changes in available technology; (3) the final resolution of regulatory initiatives and proceedings, including arbitration proceedings, pertaining to, among other matters, the terms of interconnection, access charges, universal service, unbundled network elements and resale rates; and (4) the extent, timing, success and overall effects of competition from others in the Puerto Rico telecommunications service.

THE ACQUISITION AND CHANGE IN ACCOUNTING BASIS

    Our results of operations and financial position as of March 31, 2000 reflect the adoption of a new accounting basis for our assets and liabilities and the consequences of becoming a tax paying enterprise as a result of the Acquisition. The revaluation of assets and liabilities reflects the value paid by the GTE Group to acquire their 50% plus one share interest in the Company in excess of the historical book value of the assets and liabilities acquired. As a result of this Acquisition, our results of operations and financial position for periods ending after March 2, 1999 differ materially from those previously reported by our Predecessors primarily due to the items discussed above and the following:

o The incurrence of $1.6 billion of debt and related interest expense in connection with the Acquisition;

o   The accrual of management fees owed to GTE;

o The introduction of dialing parity in the on-island long distance market and our entrance into the off-island long distance market; and

o   The discontinuation of regulatory accounting principles


RESULTS OF OPERATIONS

    Our discussion of results for the quarters ended March 31, 2000 and 1999 is based upon results from March 2, 1999 to March 31, 1999, and the Predecessor results from January 1, 1999 to March 1, 1999. In the discussion below, references to the Company also include our Predecessors. The comparability of revenues before and after the Acquisition was not affected by a change in accounting basis. Accordingly, in the discussion of revenue trends, we have not distinguished between the operations of the Predecessors before March 1, 1999 and after this date.

    We have two reportable segments, Wireline and Wireless. See Note 12 to the condensed consolidated financial statements for additional information on our segments.

    The Wireline segment provides:

    o Local services including basic voice, telephone and telecommunications equipment rentals, public phone service, value-added services, high speed private line services, Internet access and installations;

    o Long distance services including direct dialed on-island and off-island, operator assisted, calling card and on-island private line revenues.

    o Access services provided to long distance, competitive local exchange carriers, and cellular and paging operators to originate and terminate calls on its network;

    o   Directory publishing right revenues; and

    o Telecommunications equipment sales and billing and collection services to competing long distance operators in Puerto Rico.

    The Wireless segment includes cellular and paging services.

REVENUES

                          THREE MONTHS ENDED MARCH 31,
                      ----------------------------------
                            2000              1999
                      ---------------    ---------------
                            (DOLLARS IN MILLIONS)
WIRELINE:
Local                 $  137       40%   $  119       36%
Network Access            92       27        76       23
Long Distance             42       12        69       21
Directory and Other       24        7        20        6
                      ------   ------    ------   ------
   Total Wireline        295       86%      284       86%
                      ------   ------    ------   ------

WIRELESS:
Cellular                  35       10%       31        9%
Paging                    11        3        12        4
Wireless Equipment         2        1         5        1
                      ------   ------    ------   ------
  Total Wireless          48       14%       48       14%
                      ------   ------    ------   ------

Revenues and Sales    $  343      100%   $  332      100%
                      ======   ======    ======   ======

EXPENSES AND CHARGES

                                      THREE MONTHS
                                     ENDED MARCH 31,
                                     ---------------
                                      2000     1999
                                     ------   ------
                                   (DOLLARS IN MILLIONS)
WIRELINE:
Cost of services and sales            $  91   $ 124
Selling, general and administrative      76      54
                                      -----   -----
   Total Wireline                       167     178

WIRELESS:
Cost of services and sales            $  11   $  11
Selling, general and administrative      30      20
                                      -----   -----
   Total Wireless                        41      31

OTHER:
ESOP compensation expense             $  --   $  26
Early retirement provision               --       4
Depreciation and amortization            74      85
Interest and Others                      20       8
Income Tax Expense (Benefit)             16      (1)
Extraordinary Item (FAS #71) - net       --      61
of tax
                                      -----   -----
Net Income (Loss)                     $  25   $ (60)
                                      =====   =====

OPERATING DATA (1)

                                        THREE MONTHS
                                       ENDED MARCH 31,
                                      ----------------
                                       2000     1999
                                      ------   ------
Access Lines in Service (000's):
    Residential                          954      953
    Business                             305      297
                                      ------   ------
Total Access Lines in Service          1,259    1,250

On-island LD Minutes (millions)          256      405
Off-island LD Minutes (millions)(2)       31        1

Cellular Customers (000's):
    Post-paid                            189      166
    Pre-paid                             109       63
                                      ------   ------
Total Cellular Customers                 298      229

Cellular ARPU                         $   40   $   47
Paging Customers (000's)                 174      212

----------

(1) March 31, 2000 assets included $2,526 million wireline assets, $ 263 million wireless assets and $50 million of intersegment asset eliminations.

(2) Off-island long distance service commenced February 1, 1999.

QUARTER ENDED MARCH 31, 2000 COMPARED WITH QUARTER ENDED MARCH 31, 1999

         REVENUES AND SALES. Revenues for the quarter ended March 31, 2000 increased $11 million, or 3%, to $343 million from the $332 million in the comparable period in 1999.

    WIRELINE:

         Local service revenues include revenue generated from basic voice, telephone and telecommunications equipment rental, value-added services, high speed private line services, Internet access, public phone service, and installation services. Local service revenues for the quarter ended March 31, 2000 increased $18 million, or 15%, to $137 million from $119 million in the same period in 1999, resulting primarily from increases in private lines, residential lines, Internet, public phones, installation charges and business lines of $5 million, $4 million, $3 million, $2 million, $2 million and $2 million, respectively.

     Access line growth in the quarter ended March 31, 2000 was .4%, compared to 1.5% for the comparable period in 1999 due to facilities based local exchange competition. The waiting list of orders for new installations increased to 41,400 at March 31, 2000 in comparison with 22,200 at December 31, 1999 and 31,600 at March 31, 1999. The increase in the waiting list in the quarter was due to contractor's work actions.

         Network access revenues include service provided to long distance, competitive local exchange carriers, and cellular and paging operators to originate and terminate calls on its network. Network access revenues for the quarter ended March 31, 2000 increased $16 million, or 21%, to $92 million compared to $76 million for the quarter ended March 31, 1999. We received $13 million of additional access revenues from long distance carriers to originate on-island calls, which was the result of our on-island long distance market share loss. An additional $2 million was realized from higher off-island access revenues due to higher competitor off-island traffic.

         Long distance revenues include direct dialed on-island and off-island, operator-assisted, calling card and on-island private line revenues. Long distance revenues decreased $27 million, or 39%, to $42 million for the quarter ended March 31, 2000 from $69 million in the same quarter in 1999. The decrease was attributable to 34% lower on-island minutes of use, which was partially offset by an increase in off-island minutes-of-use and higher operator assisted set-up fees. Competition in the on-island market accelerated in February 1999 with the introduction of dialing parity. We have experienced erosion in market share from 98% in February 1999 to 58% as of March 31, 2000. The increase in off-island traffic for the total market has mitigated some of our on-island share loss. For the quarter ended March 31, 2000, new revenues as a result of our entrance in the off-island long distance market were $5 million higher than the same period in 1999.

         Directory and other revenues include directory publishing rights, telecommunication equipment and billing and collecting services to competitor long distance operators in Puerto Rico. Directory and other revenues for the quarter ended March 31, 2000 increased $4 million or 21%, to $24 million, from $20 million in the quarter ended March 31, 1999 mainly due to higher billing and collection services which is related to intra-island long distance market share erosion.

    WIRELESS:

         Revenues from cellular and paging service and related equipment sales were the same for both periods. Cellular service revenues increased $4 million or 13% as a result of the net addition of approximately 69,000 more customers versus the same period last year, which represents an increase in net customers of 30% from the same period of time in 1999. Cellular average revenue per unit of $40 for the quarter ended March 31, 2000 decreased by $7 from the similar period in 1999. The reduction is the result of competitive pricing actions and a larger portion of prepaid customers, which have lower average revenue per unit.

         Paging revenues declined $1 million, or 8% to $11 million during the quarter ended in March 31, 2000 from $12 million in the quarter ended March 31, 1999. The decrease was due to a reduction of 38,000 customers versus the same period last year because of disconnection's related to non-payments and migration to cellular pre-paid plans.

         Other revenues include equipment sales, which decreased $3 million or 60% to $2 million during the quarter ended March 31, 2000 from $5 million in the quarter ended March 31, 1999. This was a result of lower gross additions.

    OPERATING COSTS AND EXPENSES. Operating costs and expenses for the quarter ended March 31, 2000 decreased $1 million, or 2%, to $208 million from the $209 million incurred in the same period in 1999.

    WIRELINE:

         Wireline expenses for the quarter ended March 31, 2000 decreased $11 million, or 6%, to $167 million from the $178 million incurred in the same quarter in 1999. Costs of services and sales decreased $33 million, or 27%, to $91 million from $124 million in the same quarter of 1999, mainly due to decreases in labor of $14 million, the absence of Hurricane Georges repair expenses of $13 million, rent of $2 million, cost of equipment sold of $1 million, maintenance of $2 million and contributions to the universal service fund of $1 million. There were 1,342 employees who accepted early retirement during 1999, of which approximately 1,100 were no longer on the payroll at the beginning of 2000. The balance of the employee reduction occurred at the end of the first quarter of 2000. The labor savings in the first quarter resulted from this workforce reduction.

         Selling, general and administrative expenses of $76 million increased $22 million or 41%, when compared to the quarter ended March 31, 1999. The principal component of the increase relates to management and technology license fees of $9 million, higher executive labor expenses of $3 million, ESOP expenses of $2 million and higher bad debt provisions of $1 million.

    WIRELESS:

         Wireless expenses for the quarter ended March 31, 2000, increased $10 million or 32%, to $41 million from the $31 million reported in the same period from 1999. Costs of services and sales reflect no change from the first quarter of 1999. Selling, general and administrative expenses increased $10 million or 50%, to $30 million from the $20 million reported in the same quarter from 1999. The principal components of this increase were higher bad debt provisions of $7 million, higher commissions of $2 million and higher advertising of $1 million. These expense increases reflect an intense competitive market.

ESOP COMPENSATION EXPENSES. A $26 million non-cash expense was recorded in the quarter ended March 31, 1999 representing the PRTA's grant. The grant was recorded as compensation expense, with an offsetting credit to paid-in-capital.

DEPRECIATION AND AMORTIZATION EXPENSES. Depreciation and amortization of $74 million for the quarter ended March 31, 2000 was $11 million lower than the prior year quarter primarily due to the discontinuation of regulatory accounting principles.

INTEREST EXPENSE. Interest expense of $20 million for the quarter ended March 31, 2000 results from the borrowing related to the special dividend paid to the government in connection with the privatization. Debt decreased from $1.6 billion on March 2, 1999 to $1.4 billion at March 31, 2000.

INCOME TAXES. A $16 million tax provision for the first quarter of 2000 reflects a 39% statutory rate excluding some non-tax deductible goodwill amortization.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents were $28 million at March 31, 2000, compared to $45 million at December 31, 1999. As of March 31, 2000, we had working capital of $83 million compared to $89 million at December 31, 1999. Cash from operations for the three months ended March 31, 2000 was $26 million, compared to $80 million for the quarter ended March 31, 1999. The $54 million decrease is primarily attributable to a reduction in current liabilities, mainly due to a $37 million pension payment and $18 million in real property tax payments.

         Cash expended for investing activities for the three months ended March 31, 2000 was $28 million compared to $49 million for 1999. The decrease was due to the timing of equipment deliveries from suppliers and contractor work actions. Our capital expenditure budget for 2000 is $228 million, which is funded with internally generated funds.

         The Company executed a new working capital line of credit facility with Banco Bilbao Vizcaya ("BBV") for $50 million on May 4, 2000 and is in negotiations with another bank for an additional $50 million. These facilities replace a $200 million facility with Banco Popular, which was initiated on March 2, 1999 and expired on March 2, 2000. The interest rate on the BBV credit facility is LIBOR plus .50%.

REGULATORY MATTERS

LONG DISTANCE CALLING PLANS

         Telefonica Larga Distancia ("TLD") has asserted to the Telecommunications Regulatory Board ("TRB") that several of our bundled long distance calling plans are below cost. One of these plans includes competitive prices for off-island and on-island long distance, free weekend on-island calls with a minimum monthly billing of $18. The TRB found the plan was based on cost in a March 2000 ruling but required us to submit a new cost study by October 2000 to reflect weekend traffic under the plan.

         The alternate calling plan is the same as the one described above, except that Internet access is added and the monthly minimum is replaced with a monthly service charge. In April 2000, we increased the monthly service charge from $15 to $18 to be comparable to the first plan and filed a motion to dismiss on the basis that we met the cost imputation test. We await a decision from the TRB.

ON-ISLAND ACCESS RATE DISPUTE

         All the elements of our intrastate access rates were set at the same amounts as our interstate access rates prior to October 1998, which was supported by a cost study in compliance with FCC rules. We developed a cost study for our intrastate access rates and changed each rate element in October 1998. The change had the effect of increasing the common carrier line ("CCL") element and decreasing other elements since as a rate-of-return carrier our rate elements are set to recover our revenue requirement.

         In February 1999, the TRB ordered us to decrease the terminating CCL element without increasing other elements. We appealed the order, and continued billing the rate through November 1999, at which time the increase was replaced with a monthly pre-subscribed inter-exchange common carrier charge ("PICC") of $2.75 per line for residential and single-line business customers, and $6.00 per line for multi-line business customers. In January 2000, the TRB instructed us to show cause why we should not refund the 2 cents increase since February 1999 and accessed a $500,000 fine plus interest. We appealed the decision. In May 2000 the TRB rejected our appeal and reduced the fine to $250,000. We intend to appeal this decision further.

INTERNET TRAFFIC

         A competitive local exchange carrier ("CLEC") brought an action before the TRB complaining that we did not compensate them for local Internet traffic originating from our customers and terminating on their network. The CLEC claims that this traffic is subject to a reciprocal compensation agreement.

         We have been negotiating this matter through a TRB selected arbitrator while challenging the legality of the claim with the FCC. We reached a reciprocal compensation agreement in April 2000. The settlement for prior period claims was not significant in relation to our financial condition or results of operation.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which established accounting and reporting standards for derivative instruments and hedging instruments. SFAS No. 133, as amended, is effective for fiscal years beginning after June 15, 2000. The statement requires entities that use derivative instruments to measure and record these instruments at fair value as assets or liabilities on the balance sheet. It also requires entities to reflect gains or losses associated with changes in the fair value of these derivatives, either in earnings or as a separate component of comprehensive income, depending on the nature of the underlying transaction. We do not currently use derivative instruments. Therefore, the adoption of SFAS No. 133 is not expected to have a significant effect on our results of operations or our financial condition.

     The SEC issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," to be effective no later than June 30, 2000. SAB No. 101 provides additional guidance on revenue recognition. This SAB could potentially change the recognition of installation revenues and related direct selling expenses. The Company is currently assessing the impact of SAB No. 101.

         ITEM 3.

         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         INTEREST RATE SENSITIVITY

                  The table below provides information about debt at March 31, 2000. The table presents the estimated interest requirement for each of the next five years and in the aggregate thereafter as well as the related average interest rates.

                                      INITIAL INTEREST REQUIREMENT                                                   INITIAL
                       ---------------------------------------------------------   REMAINING   MATURITY  PRINCIPAL  MATURITY
                         2000      2001      2002      2003      2004      2005    PRINCIPAL     TOTAL    AMOUNT      DATE
                       -------   -------   -------   -------   -------   -------   ---------   --------  ---------  --------
                                                                        (IN THOUSANDS)
FIXED RATE
SENIOR NOTES
Due 2002 (1)           $18,450   $18,450   $20,200   $21,450   $21,450   $23,200   $  58,069   $181,269  $ 300,000      2002

Interest Rate             6.15%     6.15%     6.73%     7.15%     7.15%     7.73%       8.15%

Due 2006               $26,600   $26,600   $26,600   $26,600   $26,600   $26,600   $   9,975   $169,575  $ 400,000      2006

Interest Rate             6.65%     6.65%     6.65%     6.65%     6.65%     6.65%       6.65%

Due 2009               $20,400   $20,400   $20,400   $20,400   $20,400   $20,400   $  68,850   $191,250  $ 300,000      2009

Interest Rate             6.80%     6.80%     6.80%     6.80%     6.80%     6.80%       6.80%


FLOATING RATE DEBT(2)  $36,520   $37,400   $38,280   $39,160   $40,040   $40,920   $ 129,580   $361,900  $ 440,000      2004


Average interest Rate     8.30%     8.50%     8.70%     8.90%     8.10%     9.30%       9.30%




---------------

Assumptions:

(1)      Senior Notes 2000:

           o To be refinanced for an additional three years in 2002 and again in 2005

           o The 2002 refinancing is based on a 6.15% rate up to May and 7.15% rate thereafter

           o The 2005 refinancing is based on a 7.15% rate up to May and 8.15% rate thereafter

(2)      Floating Rate Debt:

           o Used March 31, 2000 balance of $440 million throughout the forecast period

           o   To be refinanced in 2004

           o   Company forecast based on a 20 basis point increase per year

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are a defendant in various legal and administrative proceedings arising in the ordinary course of business. We believe the resolution of these matters will not have a material adverse effect on our financial position and results of operations. See the Regulatory Matters section of Management's Discussion and Analysis for more information regarding this matter. In connection with the Acquisition, the PRTA agreed to indemnify, defend and hold us harmless for specified significant litigation, including one environmental matter.

Item 6. Exhibits and Reports on Form 8-K

a)   Exhibits required by Item 601 of Regulation S-K

     12) Statement re: Calculation of the Consolidated Ratio of Earnings to Fixed Charges

     27) Financial Data Schedule

b)   No reports on Form 8-K were filed during the first quarter of 2000.

                                    SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

    TELECOMUNICACIONES DE PUERTO RICO, INC.

                                       By: /s/ Jon Slater
                                          --------------------------------------
                                          Name: Jon Slater
                                          Title: Chief Executive Officer
                                          Date: May 15, 2000



                                       By: /s/ Robert P. Huberty
                                          --------------------------------------
                                          Name: Robert P. Huberty
                                          Title: Chief Accounting Officer
                                          Date: May 15, 2000

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                     DESCRIPTION
-------                    -----------
3.1                        Certificate of Incorporation of Telecomunicaciones de
                           Puerto Rico, Inc (Incorporated by reference to
                           Exhibit 3.1 of the Company's Registration Statement
                           filed on Form S-4 (File 333-85503).

3.2 Certificate of Amendment to the Certificate of Incorporation of Telecomunicaciones de Puerto Rico,
                           Inc. (Incorporated by reference to Exhibit 3.2 of the Company's Annual Report filed on Form 10-K (File
                           333-85503).

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

   27                      Financial Data Schedule as of March 31, 2000.