Form 10-Q
period 2000-06-30
TELECOMUNICACIONES DE PUERTO RICO INC
filed 2000-08-11
CIK 1089357

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

                  For the quarterly period ended: JUNE 30, 2000

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

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (In thousands)


                                                                        (UNAUDITED)
                                                                          JUNE 30,       DECEMBER 31,
                                                                            2000            1999
                                                                       -------------    -------------

ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                         $      52,864    $      45,482
     Accounts receivable, net of allowance for doubtful accounts
       of $73,283 and $66,994 in 2000 and 1999, respectively                 328,206          329,320
     Inventory and supplies, net                                              33,200           31,370
     Prepaid expenses                                                          8,883            5,407
                                                                       -------------    -------------
         Total current assets                                                423,153          411,579
PROPERTY, PLANT AND EQUIPMENT, net                                         1,677,836        1,742,489
INTANGIBLES, net                                                             360,172          371,378
DEFERRED INCOME TAX                                                          216,998          256,559
OTHER ASSETS                                                                  48,423           45,742
                                                                       -------------    -------------
TOTAL ASSETS                                                           $   2,726,582    $   2,827,747
                                                                       =============    =============


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
      Short-term debt                                                  $     102,110    $       2,317
      Other current liabilities                                              327,141          348,368
                                                                       -------------    -------------
         Total current liabilities                                           429,251          350,685
LONG-TERM DEBT, excluding current portion                                  1,275,170        1,495,109
OTHER NON-CURRENT LIABILITIES                                                557,103          612,325
                                                                       -------------    -------------
          Total liabilities                                                2,261,524        2,458,119
                                                                       -------------    -------------
CONTINGENCIES
SHAREHOLDERS' EQUITY:
    Common stock                                                             699,284          699,284
    Deferred ESOP compensation                                               (26,100)         (26,100)
    Subscription receivable                                                 (135,845)        (170,363)
    Accumulated deficit                                                      (72,281)        (133,193)
                                                                       -------------    -------------
          Total shareholders' equity                                         465,058          369,628
                                                                       -------------    -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                             $   2,726,582    $   2,827,747
                                                                       =============    =============


The accompanying notes are an integral part of these condensed consolidated financial statements.

            TELECOMUNICACIONES DE PUERTO RICO, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                 (In thousands)


                                                                                                                        PREDECESSORS
                                                                          COMPANY                                        (COMBINED)
                                                     -------------------------------------------------------------------------------
                                                                                                             FOR THE 1999 PERIOD
                                                                                                        ----------------------------
                                                     FOR THE THREE    FOR THE THREE     FOR THE SIX       MARCH 2,        JANUARY 1,
                                                      MONTHS ENDED     MONTHS ENDED    MONTHS ENDED       THROUGH          THROUGH
                                                     JUNE 30, 2000    JUNE 30, 1999    JUNE 30, 2000      JUNE 30          MARCH 1
                                                     -------------    -------------    -------------    ------------    ------------
                                                                      (UNAUDITED)
                                                     -----------------------------------------------

REVENUES AND SALES:
  Local services                                     $     145,686    $     124,802    $     285,896    $    164,229    $     82,012
  Long distance services                                    43,925           53,300           86,120          73,971          48,613
  Access services                                           94,794           93,097          186,633         119,147          49,517
  Cellular services                                         36,970           33,631           72,370          44,226          20,541
  Paging services                                            9,001           12,376           19,478          16,659           8,202
  Directory services                                         6,959            7,202           13,796           9,514           4,910
  Other services and sales                                  20,808           14,076           37,269          19,237           9,505
                                                     -------------    -------------    -------------    ------------    ------------
        Total revenues and sales                           358,143          338,484          701,562         446,983         223,300
                                                     -------------    -------------    -------------    ------------    ------------

OPERATING COSTS AND EXPENSES:
  Cost of services and sales                               100,307          135,829          202,668         179,518          91,723
  Selling, general and administrative                      104,065           83,298          209,272         106,471          49,414
  ESOP government grant                                         --               --               --              --          26,100
  Early retirement provision                                    --               --               --              --           4,226
  Depreciation and amortization                             75,016           65,316          148,833          99,484          50,393
                                                     -------------    -------------    -------------    ------------    ------------
        Total operating costs and expenses                 279,388          284,443          560,773         385,473         221,856
                                                     -------------    -------------    -------------    ------------    ------------

OPERATING INCOME                                            78,755           54,041          140,789          61,510           1,444

OTHER INCOME (EXPENSE):
  Interest income (expense), net                           (20,419)         (20,187)         (41,035)        (29,336)            407
  Equity income from joint venture                           1,000               --            1,000              --              --
                                                     -------------    -------------    -------------    ------------    ------------
        Total other income (expense), net                  (19,419)         (20,187)         (40,035)        (29,336)            407
                                                     -------------    -------------    -------------    ------------    ------------

INCOME BEFORE INCOME TAX                                    59,336           33,854          100,754          32,174           1,851

INCOME TAX EXPENSE                                          23,415           12,384           39,842          11,729              --
                                                     -------------    -------------    -------------    ------------    ------------

INCOME BEFORE EXTRAORDINARY CHARGE                          35,921           21,470           60,912          20,445           1,851
EXTRAORDINARY CHARGE-
  DISCONTINUANCE OF REGULATORY
  ACCOUNTING, net of income tax benefit of $38,750              --               --               --         (60,500)             --
                                                     -------------    -------------    -------------    ------------    ------------
NET INCOME (LOSS)                                    $      35,921    $      21,470    $      60,912    $    (40,055)   $      1,851
                                                     =============    =============    =============    ============    ============


The accompanying notes are an integral part of these condensed consolidated statements.

            TELECOMUNICACIONES DE PUERTO RICO, INC. AND SUBSIDIARIES

        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                 (In thousands)


                                                                                                                PREDECESSORS
                                                                   COMPANY                                       (COMBINED)
                                                ----------------------------------------------------------------------------
                                                                                                     FOR THE 1999 PERIOD
                                                                                                ----------------------------
                                                FOR THE THREE   FOR THE THREE   FOR THE SIX       MARCH 2        JANUARY 1,
                                                 MONTHS ENDED   MONTHS ENDED    MONTHS ENDED      THROUGH         THROUGH
                                                JUNE 30, 2000   JUNE 30, 1999   JUNE 30, 2000     JUNE 30,        MARCH 1,
                                                -------------   -------------   -------------   ------------    ------------
                                                                 (UNAUDITED)
                                                ---------------------------------------------

NET INCOME (LOSS)                               $      35,921   $      21,470   $      60,912   $    (40,055)   $      1,851

 Minimum pension liability adjustment                      --              --              --             --           2,369
                                                -------------   -------------   -------------   ------------    ------------

COMPREHENSIVE INCOME  (LOSS)                    $      35,921   $      21,470   $      60,912   $    (40,055)   $      4,220
                                                =============   =============   =============   ============    ============

The accompanying notes are an integral part of these condensed consolidated statements.

            TELECOMUNICACIONES DE PUERTO RICO, INC. AND SUBSIDIARIES

      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                 (In thousands)


                                                                                                      ACCUMULATED
                                                         DEFERRED                                       OTHER
                                              COMMON       ESOP        SUBSCRIPTION    ACCUMULATED   COMPREHENSIVE
                                              STOCK     COMPENSATION    RECEIVABLE       DEFICIT         LOSS        TOTAL
                                             --------   ------------   ------------   ------------   -------------  ---------


(AUDITED)
BALANCE, MARCH 1, 1999..................     $      --   $         --   $         --   $         --   $         --   $        --
  Acquisition by GTE and Popular Inc.
     and partial step-up accounting ....       530,876        (26,100)                                      (9,903)      494,873
  ESOP capital contribution.............         8,700         (8,700)                                                        --
  Contribution receivable from PRTA.....       159,708                      (159,708)                                         --
  Net loss, March 2, 1999 to December
     31, 1999...........................                                                   (133,193)                    (133,193)
  Accretion of discount on subscription
     receivable.........................                                     (10,655)                                    (10,655)
  ESOP compensation expense.............                        8,700                                                      8,700
  Minimum pension liability adjustment..                                                                    9,903          9,903
                                             ---------   ------------   ------------   ------------   ------------   -----------

BALANCE, DECEMBER 31, 1999..............       699,284        (26,100)      (170,363)      (133,193)            --       369,628

(UNAUDITED)
  Net income, for the six months ended
     June 30, 2000......................                                                     60,912                       60,912
  Accretion of discount on subscription
     receivable.........................                                      (5,482)                                     (5,482)
  Government capital contribution.......                                      40,000                                      40,000
                                             ---------   ------------   ------------   ------------   ------------   -----------



BALANCE, JUNE 30, 2000..................     $ 699,284   $    (26,100)  $   (135,845)  $    (72,281)  $         --   $   465,058
                                             =========   ============   ============   ============   ============   ===========


The accompanying notes are an integral part of these condensed consolidated statements.

            TELECOMUNICACIONES DE PUERTO RICO, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)


                                                                                                        PREDECESSORS
                                                                               COMPANY                   (COMBINED)
                                                                        ---------------------------------------------
                                                                                             FOR THE 1999 PERIOD
                                                                                         ----------------------------
                                                                        FOR THE SIX        MARCH 2        JANUARY 1
                                                                        MONTHS ENDED       THROUGH         THROUGH
                                                                        JUNE 30, 2000      JUNE 30,        MARCH 1,
                                                                        -------------    ------------    ------------
                                                                         (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                      $     60,912    $    (40,055)   $      1,851
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
    Depreciation and amortization                                             148,833          99,484          50,393
    Deferred income tax                                                        39,561          11,729
    Extraordinary charge                                                                       60,500
    Accretion of discount on subscription receivable                           (5,482)         (2,100)
    Equity income in joint venture                                             (1,000)
    ESOP government grant                                                                                      26,100
    Changes in assets and liabilities:
        Accounts receivable                                                     1,114          12,556         (14,496)
        Inventory and supplies                                                 (1,830)         (4,027)         (1,306)
        Prepaid expenses and other assets                                      (4,989)        (14,754)          2,374
        Other current and non-current liabilities                             (21,987)         (7,023)        (13,901)
        Pension and other post-employment benefit liability                   (54,462)          7,506           4,842
                                                                         ------------    ------------    ------------
              Net cash provided by operating activities                       160,670         123,816          55,857
                                                                         ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures, including removal costs                              (75,626)        (71,072)        (33,237)
   Net salvage on retirements                                                   2,484           3,995              73
                                                                         ------------    ------------    ------------
              Net cash used in investing activities                           (73,142)        (67,077)        (33,164)
                                                                         ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Capital contributions                                                       40,000                         110,577
   Dividends                                                                                                  (83,116)
   ESOP contribution                                                                                          (26,100)
   Net issuance of short-term debt                                            100,000       1,034,711       1,583,044
   Debt repayments                                                           (220,146)     (1,100,266)
   Special PRTA dividend                                                                                   (1,570,182)
                                                                         ------------    ------------    ------------
              Net cash provided by (used in) financing activities             (80,146)        (65,555)         14,223
                                                                         ------------    ------------    ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                7,382          (8,816)         36,916

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                               45,482          72,527          35,611
                                                                         ------------    ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $     52,864    $     63,711    $     72,527
                                                                         ============    ============    ============



The accompanying notes are an integral part of these condensed consolidated statements.

TELECOMUNICACIONES DE PUERTO RICO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

--------------------------------------------------------------------------------

1. THE ACQUISITION, RELATED CORPORATE RESTRUCTURING AND CHANGES IN ACCOUNTING BASIS

    THE ACQUISITION AND CORPORATE RESTRUCTURING

    On April 7, 1997, the Government of the Commonwealth of Puerto Rico (the "Government") announced a plan, which resulted in the privatization of the Puerto Rico Telephone Company, Inc. ("PRTC") and Celulares Telefonica, Inc. ("CT"), through a competitive bidding process. On July 21, 1998, after the conclusion of the bidding process, a consortium led by GTE Corporation (the "GTE Group") was awarded the right to purchase a controlling interest in Telecomunicaciones de Puerto Rico, Inc. (the "Company" or the "Successor") and entered into the acquisition agreement (the "Acquisition"). Under the provisions of the Acquisition agreement, the Company, a Puerto Rico corporation, was utilized for the purpose of acquiring the stock of PRTC and CT from the Puerto Rico Telephone Authority ("PRTA"), a public corporation and an instrumentality of the Government. On March 1, 1999, pursuant to the terms of the Acquisition agreement, the Company acquired 100% of the common stock of PRTC and CT (the "Predecessors"). Prior to the Acquisition, the Company had no operations, assets or liabilities, and operated as a holding company formed in connection with the efforts to privatize the Predecessors and to consummate the sale of a controlling interest in the Predecessors to the GTE Group under the Acquisition agreement.

    The PRTA received approximately $2.0 billion as part of the Acquisition. A portion of this amount was paid as a special dividend amounting to approximately $1.6 billion.

    The closing of the sale occurred on March 2, 1999, under the following terms:

    o A subsidiary of GTE Corporation (member of the GTE Group) acquired 40.01% plus one share of the Company stock and Popular Inc. ("Popular") acquired 9.99% of the Company stock.

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

    In conjunction with the Acquisition, PRTA contributed 3% of the Company's shares to a newly created employee stock ownership plan (the "ESOP") valued at $26.1 million, and the GTE Group purchased an additional 1% of the Company's shares from the PRTA for $8.7 million, and contributed them to the ESOP. The shares for the $26.1 million fully vested to employees on March 2, 1999. The ESOP also acquired an additional 3% with funds borrowed from the Company, amounting to $26.1 million, for the purpose of establishing a newly created contributory investment benefit plan for current and future employees.

    On June 30, 2000, the Company's managing shareholder, GTE Corporation, entered into a merger with Bell Atlantic Corporation. The new merged company is called Verizon Communications ("Verizon"). The Company is now an indirect affiliate of Verizon.

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

2.  BASIS OF PRESENTATION

    The unaudited condensed consolidated financial statements have been prepared pursuant to rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. Management believes the financial statements include all adjustments and recurring accruals necessary to present fairly the financial information and changes in the basis of accounting to properly account for the acquisition as explained in Note 1. The December 31, 1999 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's 1999 Annual Report on Form 10-K.

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

3.  SUMMARY OF RECENT ACCOUNTING PRONOUNCEMENTS

    The SEC issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," which changes the recognition of non-recurring revenues such as installation charges and related direct expenses. This SAB must be implemented by year-end 2000 with the cumulative effect of this change in accounting principle measured as of December 31, 1999, with a resulting restatement of revenues and expenses for the year 2000. The Company is currently assessing the impact of the adoption of this SAB.

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



                                                  FOR THE SIX       FOR THE SIX         YEAR ENDED
                                                 MONTHS ENDED      MONTHS ENDED        DECEMBER 31,
                                                 JUNE 30, 2000     JUNE 30, 1999          1999
                                                ---------------   ---------------    ---------------
                                                                  (In thousands)

Revenues and sales                              $       666,562   $       635,283    $     1,279,566
                                                ---------------   ---------------    ---------------
Income (loss) before income tax                 $        65,754   $       (32,977)   $      (221,537)
                                                ---------------   ---------------    ---------------
Income (loss) before extraordinary charge       $        39,562   $       (20,116)   $      (135,138)
                                                ---------------   ---------------    ---------------


    The pro forma amounts reflect adjustments for interest expense, property, municipal and unemployment taxes, management and technology fees, amortization expense, and an anticipated loss in the long-term support from the National Exchange Carriers Association ("NECA").

5.  PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment consist of:


                                                     JUNE 30,     DECEMBER 31,
                                                      2000            1999
                                                --------------   --------------
                                                         (In thousands)

Outside plant                                   $    1,858,029   $    1,836,360
Central office and transmission equipment            1,180,879        1,125,272
Other equipment                                        368,002          365,254
Buildings                                              324,904          322,431
Land                                                    22,925           23,441
                                                --------------   --------------
Gross plant in service                               3,754,739        3,672,758
Less accumulated depreciation                        2,169,992        2,056,432
                                                --------------   --------------
Net plant in service                                 1,584,747        1,616,326
Construction in progress                                93,089          126,163
                                                --------------   --------------
Total                                           $    1,677,836   $    1,742,489
                                                ==============   ==============

6.  INTANGIBLES

    Intangibles consist of:


                                         JUNE 30,    DECEMBER 31,
                                           2000          1999
                                      ------------   ------------
                                             (In thousands)

Goodwill                              $    150,236   $    150,236
Franchise-wireline                          96,000         96,000
Franchise-wireless                          60,000         60,000
Brand                                       50,900         50,900
Customer base                               21,100         21,100
Deferred pension asset                       6,290          6,290
Other                                        2,310          1,879
                                      ------------   ------------
     Total cost                            386,836        386,405
Less accumulated amortization               26,664         15,027
                                      ------------   ------------
Total                                 $    360,172   $    371,378
                                      ============   ============

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

8.  OTHER CURRENT LIABILITIES

    Other current liabilities consist of:


                                        JUNE 30,     DECEMBER 31,
                                          2000           1999
                                      ------------   ------------
                                             (In thousands)
Accrued expenses                      $    113,574   $    131,843
Accounts payable                            98,001        111,582
Employee accruals                           55,527         40,564
Carrier payables                            40,669         32,102
Taxes                                        8,607         20,684
Interest                                    10,763         11,593
                                      ------------   ------------
Total                                 $    327,141   $    348,368
                                      ============   ============


9.  LONG-TERM DEBT

    Long-term debt consists of:


                                                              JUNE 30,         DECEMBER 31,
                                                                2000              1999
                                                           ---------------   ---------------
                                                                     (In thousands)

Senior notes
   Due May 20, 2002 at 6.15%                               $       299,955   $       299,944
   Due May 20, 2006 at 6.65%                                       399,871           399,863
   Due May 20, 2009 at 6.80%                                       299,846           299,839
Bank note facility due March 2, 2004                               275,000           495,000
Working capital facility                                           100,000                --
Capital leases                                                       2,608             2,780
                                                           ---------------   ---------------
Total                                                            1,377,280         1,497,426
Less short-term debt                                               102,110             2,317
                                                           ---------------   ---------------
Long-term debt                                             $     1,275,170   $     1,495,109
                                                           ===============   ===============

    The senior notes are unconditionally guaranteed by PRTC and CT with no financial covenants. The 2006 and 2009 notes can be prepaid at a 15 basis point penalty. The bank note consists of a $500 million syndicated five year revolving credit facility with prepayment at the option of the Company and bears interest at LIBOR plus 72.5 basis points, approximating a 7.25% interest rate at June 30, 2000. The bank debt is subject to financial covenants, with the most significant being debt that must be less than 4 times adjusted Earnings Before Interest, Taxes, Depreciation, and Amortization ("EBITDA"), as defined in the facility agreement. All of the debt is unsecured and non-amortizing.

    The Company executed two new working capital lines of credit facilities with Banco Bilbao Vizcaya ("BBV") and Popular, Inc. for $50 million each on May 4, 2000 and June 2, 2000, respectively. These facilities replaced a $200 million facility with Popular, Inc., which was initiated on March 2, 1999 and expired on March 2, 2000. The interest rate on these facilities is LIBOR plus 50 basis points, approximating a 7% interest rate at June 30, 2000.


10. OTHER NON-CURRENT LIABILITIES

    Other non-current liabilities consist of:


                                                              JUNE 30,         DECEMBER 31,
                                                                2000               1999
                                                           ---------------   ---------------
                                                                    (In thousands)

Pension and other post-employment benefit liability        $       492,578   $       547,040
Customer deposits                                                   29,257            28,990
Other liabilities                                                   35,268            36,295
                                                           ---------------   ---------------
Total                                                      $       557,103   $       612,325
                                                           ===============   ===============

11. SHAREHOLDERS' EQUITY

    COMMON STOCK

    Common stock consisted of 50 million authorized and 25 million shares outstanding of no par value at June 30, 2000 and December 31, 1999. A 25 to 1 stock split was approved and became effective on December 31, 1999 to decrease the per share market price in order to increase their affordability to ESOP participants.

    SUBSCRIPTION RECEIVABLE

    The subscription receivable reflects future receipts at their discounted present value (at an 8% discount rate) to be contributed by the PRTA in even installments over five years to fund a portion of the unfunded pension and other post-employment benefit obligations. During the six month period ended June 30, 2000, the Company received from the Government $40 million under this agreement.

12. SEGMENT REPORTING

    The Company has two reportable segments: Wireline and Wireless. The Wireline segment provides:

    o Local services including basic voice, telephone and telecommunications equipment rentals, value-added services, high speed private line services, Internet access, public phone service, and line installations;

    o   Long distance services both on-island and off-island;

    o Access services provided to long distance carriers, competitive local exchange carriers, and cellular and paging operators to originate and terminate calls on its network;

    o   Directory publishing right revenues; and

    o Telecommunications equipment sales and billing and collection services to competing long distance operators in Puerto Rico.

    The Wireless segment provides cellular and paging services.

    The Company measures and evaluates the performance of its segments based on EBITDA, which is a common industry profitability and liquidity measure.
    The accounting policies of the segments are the same as those followed by the Company. The Company accounts for intersegment revenues at market prices.

    Segment results for the Company and its Predecessors were as follows (in thousands):


                                                                           PREDECESSORS
                                                      COMPANY               (COMBINED)
                                           ----------------------------   -------------
                                            FOR THE SIX      MARCH 2,        JANUARY 1,
                                           MONTHS ENDED      THROUGH         THROUGH
                                              JUNE 30,       JUNE 30,        MARCH 1,
                                               2000            1999           1999
                                           ------------    ------------   ------------

WIRELINE:
  Revenues and sales:
    Local services                         $    287,670    $    164,229   $     82,012
    Long distance services                       86,387          73,971         48,613
    Access services                             188,982         119,147         49,517
    Directory services and other                 44,849          25,214         11,135
                                           ------------    ------------   ------------
  Total revenues and sales                 $    607,888    $    382,561   $    191,277
                                           ============    ============   ============

EBITDA                                     $    270,524    $    134,736   $     43,723
                                           ============    ============   ============

Capital Expenditures                       $     68,096    $     57,982   $     31,427
                                           ============    ============   ============


WIRELESS:
  Revenue and sales:
     Cellular services                     $     72,794    $     44,226   $     20,541
     Paging services                             19,504          16,659          8,202
     Equipment sales                              6,216           3,537          3,280
                                           ------------    ------------   ------------
Total revenues and sales                   $     98,514    $     64,422   $     32,023
                                           ============    ============   ============

EBITDA                                     $     19,098    $     16,763   $      8,114
                                           ============    ============   ============

Capital Expenditures                       $      5,528    $      4,815   $      5,388
                                           ============    ============   ============

CONSOLIDATED:
Revenues for reportable segments           $    706,402
Elimination of intersegment revenues             (4,840)
                                           ------------
Consolidated revenues                      $    701,562    $    446,983   $    223,300
                                           ============    ============   ============

EBITDA                                     $    289,622    $    151,499   $     51,837
                                           ============    ============   ============




                                              JUNE 30,     DECEMBER 31,
              ASSETS                            2000           1999
    -------------------------              ------------    ------------

    Wireline                               $  2,545,452    $  2,591,170
    Wireless                                    258,196         296,550
                                           ------------    ------------
    Segment                                $  2,803,648    $  2,887,720
    Elimination of intersegment assets          (77,066)        (59,973)
                                           ------------    ------------
    Consolidated assets                    $  2,726,582    $  2,827,747
                                           ============    ============


13. CONTINGENCIES

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

14. RECLASSIFICATIONS

    Reclassifications of prior periods' data have been made to conform to the current presentation.

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

    The following important factors could affect future results and could cause those results to differ materially from those expressed in the forward-looking statements: (1) materially adverse changes in economic conditions in Puerto Rico; (2) material changes in available technology; (3) the final resolution of regulatory initiatives and proceedings, including arbitration proceedings, pertaining to, among other matters, the terms of interconnection, access charges, universal service, unbundled network elements and resale rates; and (4) the extent, timing, success and overall effects of competition from others in the Puerto Rico telecommunications service industry.

THE ACQUISITION AND CHANGE IN ACCOUNTING BASIS

    Our results of operations and financial position as of June 30, 2000 reflect the adoption of a new accounting basis for our assets and liabilities and the consequences of becoming a tax paying enterprise as a result of the Acquisition. The revaluation of assets and liabilities reflects the value paid by the GTE Group to acquire their 50% plus one share interest in the Company in excess of the historical book value of the assets and liabilities acquired. As a result of this Acquisition, our results of operations and financial position for periods ending after March 2, 1999 differ materially from those previously reported by our Predecessors primarily due to the items discussed above and the following:

o The incurrence of $1.6 billion of debt and related interest expense in connection with the Acquisition;

o   The accrual of management fees owed to Verizon;

o The introduction of dialing parity in the on-island long distance market and our entrance into the off-island long distance market; and

o   The discontinuation of regulatory accounting principles


RESULTS OF OPERATIONS

    Our discussion of results for the quarter and the six months ended June 30, 2000 and 1999 is based upon the Company's results from March 2, 1999 to June 30, 1999, and the Predecessor results from January 1, 1999 to March 1, 1999. In the discussion, references to the Company also include our Predecessors. The comparability of revenues before and after the Acquisition was not affected by a change in accounting basis. Accordingly, in the discussion of revenue trends, we have not distinguished between the operations of the Predecessors before March 1, 1999 and after this date.

    We have two reportable segments, Wireline and Wireless. See Note 12 to the condensed consolidated financial statements for additional information on our segments. Reclassifications of prior years' data have been made to conform to the 2000 presentation.

    The Wireline segment provides:

    o Local services including basic voice, telephone and telecommunications equipment rentals, value-added services, high speed private line services, Internet access, public phone service and line installations;

    o Long distance services including direct dialed on-island and off-island, operator assisted, calling card and high-speed private line revenues;

    o Access services provided to long distance carriers, competitive local exchange carriers, and cellular and paging operators to originate and terminate calls on its network;

    o   Directory publishing right revenues; and

    o Telecommunications equipment sales and billing and collection services to competing long distance operators in Puerto Rico.

    The Wireless segment includes cellular and paging services.

    REVENUES


                                 THREE MONTHS ENDED JUNE 30,            SIX MONTHS ENDED JUNE 30,
                             ----------------------------------    ----------------------------------
                                   2000              1999                2000              1999
                             ---------------    ---------------    ---------------    ---------------
                                  (DOLLARS IN MILLIONS)                   (DOLLARS IN MILLIONS)

WIRELINE:
Local                        $  146       41%   $  125       37%   $  286       41%   $  246       37%
Network Access                   95       27        93       28       187       27       169       25
Long Distance                    44       12        53       16        86       12       122       18
Directory and Other              24        6        19        5        45        6        36        5
                             ------   ------    ------   ------    ------   ------    ------   ------
   Total Wireline            $  309       86%      290       85%   $  604       86%      573       85%
                             ------   ------    ------   ------    ------   ------    ------   ------

WIRELESS:
Cellular                         37       10%       34       10%       72       10%       65       10%
Paging                            9        3        12        4        20        3        25        4
Wireless Equipment                3        1         2        1         6        1         7        1
                             ------   ------    ------   ------    ------   ------    ------   ------
  Total Wireless                 49       14%       48       15%       98       14%       97       15%
                             ------   ------    ------   ------    ------   ------    ------   ------

 Revenues and Sales          $  358      100%   $  338      100%   $  702      100%   $  670      100%
                             ======   ======    ======   ======    ======   ======    ======   ======


         EXPENSES AND CHARGES


                                                   THREE MONTHS           SIX MONTHS
                                                   ENDED JUNE 30,        ENDED JUNE 30,
                                                -------------------   -------------------
                                                   2000      1999        2000       1999
                                                --------   --------   --------   --------
                                               (DOLLARS IN MILLIONS) (DOLLARS IN MILLIONS)

WIRELINE:
Cost of services and sales                      $     82   $    126   $    173   $    250
Selling, general and administrative                   72         62        148        116
                                                --------   --------   --------   --------
   Total Wireline                                    154        188        321        366

WIRELESS:
Cost of services and sales                      $     19   $     10   $     30   $     21
Selling, general and administrative                   31         22         61         42
                                                --------   --------   --------   --------
   Total Wireless                                     50         32         91         63

OTHER:
ESOP compensation expense                       $     --   $     --   $     --   $     26
Early retirement provision                            --         --         --          4
Depreciation and amortization                         75         65        149        150
Interest and others                                   20         20         40         27
Income tax expense                                    23         12         40         11
Extraordinary item (FAS #71) - net of tax             --         --         --         61
                                                --------   --------   --------   --------
Net income (loss)                               $     36   $     21   $     61   $    (38)
                                                ========   ========   ========   ========


OPERATING DATA


                                                   THREE MONTHS           SIX MONTHS
                                                   ENDED JUNE 30,        ENDED JUNE 30,
                                                -------------------   -------------------
                                                   2000      1999        2000       1999
                                                --------   --------   --------   --------

Access Lines in Service (000's):
    Residential                                      964        963        964        963
    Business                                         308        299        308        299
                                                --------   --------   --------   --------
Total                                              1,272      1,262      1,272      1,262

On-island LD Minutes (millions)                      243        319        499        725
Off-island LD Minutes (millions)(1)                   36         11         67         13

Cellular Customers (000's):
    Postpaid                                         194        177        194        177
    Prepaid                                          117         77        117         77
                                                --------   --------   --------   --------
Total                                                311        254        311        254

Cellular ARPU                                   $     38   $     47   $     39   $     48
Paging Customers (000's)                             168        204        168        204



------------------

(1)  Off-island long distance service commenced February 1, 1999.

THREE MONTHS ENDED JUNE 30, 2000 COMPARED WITH QUARTER ENDED JUNE 30, 1999

         REVENUES AND SALES. Revenues for the quarter ended June 30, 2000 increased $20 million, or 6%, to $358 million from $338 million in the comparable 1999 period.

    WIRELINE:

         Local service revenues include revenue generated from basic voice, telephone and telecommunications equipment rental, value-added services, high-speed private line services, Internet access, public phone service, and line installation services. Local service revenues for the quarter ended June 30, 2000 increased $21 million, or 17%, to $146 million from $125 million in the same 1999 period, resulting primarily from increases in measured services, basic rent, private line and Internet access of $8 million, $5 million, $4 million and $4 million, respectively.

         The increase in basic rent of $5 million is primarily due to a shift in access lines toward higher priced flat rated service caused by Internet usage. Access line growth for the quarter ended June 30, 2000 and 1999 was 1%. The waiting list of orders for new installations decreased to 35,442 at June 30, 2000 in comparison with 41,400 at March 31, 2000. The decrease in the waiting list was due to the Company's effort to restore services after the contractor's work actions. The increase in local measured service is primarily due to higher business usage.

         Network access revenues include service provided to long distance, competitive local exchange carriers, and cellular and paging operators to originate and terminate calls on the Company's network. Network access revenues for the quarter ended June 30, 2000 increased $2 million, to $95 million compared to $93 million for the quarter ended June 30, 1999. We received $8 million of additional access revenues from long distance carriers to originate on-island calls, due to on-island long distance market share loss. This increase was partially offset by a decrease of $6 million due to reductions in common carrier line rates.

         Long distance revenues include direct dialed on-island and off-island, operator-assisted, calling card and on-island private line revenues. Long distance revenues decreased $9 million, or 17%, to $44 million for the quarter ended June 30, 2000 from $53 million in the same quarter in 1999. The decrease was attributable to 24% lower on-island minutes of use, which was partially offset by an increase in off-island minutes-of-use and higher operator assisted set-up fees. Our market share decreased to 55% as of June 30, 2000 due to competition in the on-island market as a result of introducing dialing parity in February 1999. The increase in off-island traffic for the total market has mitigated some of this decrease. For the quarter ended June 30, 2000, new revenues as a result of our entrance in the off-island long distance market were $5 million higher than for the same period in 1999.

         Directory and other revenues include directory publishing rights, telecommunication equipment and billing and collection services to competitor long distance operators. Directory and other revenues for the quarter ended June 30, 2000 increased $5 million, or 26%, to $24 million, from $19 million in the quarter ended June 30, 1999 mainly due to higher billing, collection and miscellaneous services to carriers.

    WIRELESS:

         Revenues from cellular and paging services and related equipment sales for the quarter ended June 30, 2000 increased $1 million, to $49 million from $48 million in the same quarter in 1999. Cellular service revenues increased $3 million, or 9%, as a result of the net addition of approximately 13,000 customers during the quarter. Cellular average revenue per unit per month of $38 for the quarter ended June 30, 2000 decreased by $9 from the similar period in 1999. The reduction is the result of competitive pricing actions and a larger portion of prepaid customers, which have lower average revenue per unit. Prepaid customers increased 52% at June 30, 2000 as compared to the same 1999 period.


         Paging revenues declined $3 million, or 25%, to $9 million during the quarter ended June 30, 2000 from $12 million in the same 1999 period. The decrease was due to lower customers related to non-payments and migration to cellular prepaid plans.

         Other revenues include equipment sales, which increased $1 million to $3 million during the quarter ended June 30, 2000 from $2 million in the same 1999 period. This was a result of higher gross customer additions.

    OPERATING COSTS AND EXPENSES. Operating costs and expenses for the quarter ended June 30, 2000 decreased $16 million, or 7%, to $204 million from the $220 million incurred in the same 1999 period.

    WIRELINE:

         Wireline expenses for the quarter ended June 30, 2000 decreased $34 million, or 18%, to $154 million from the $188 million incurred in the same 1999 quarter. Costs of services and sales decreased $44 million, or 35%, to $82 million from $126 million, mainly due to decreases in labor of $18 million, contractor expenses of $3 million, the absence of Hurricane Georges repair expenses of $15 million, line installations of $4 million, cost of equipment sold of $2 million and maintenance of $2 million. Labor savings resulted from a workforce reduction of 1,342 employees related to the 1999 early retirement program.

         Selling, general and administrative expenses of $72 million increased $10 million, or 16%, compared to the same 1999 period. The principal component of the increase relates to management fees of $3 million and higher advertising expenses of $4 million.

    WIRELESS:

         Wireless expenses for the quarter ended June 30, 2000, increased $18 million, or 56%, to $50 million from the $32 million reported in the same period of 1999. Costs of services and sales increased $9 million, to $19 million from $10 million in the same quarter of 1999. The increase was mainly due to higher cost of equipment sold of $4 million, labor of $1 million, and maintenance costs of $1 million.

          Selling, general and administrative expenses increased $9 million to $31 million from the $22 million reported in the same 1999 period. The principal components of this increase were higher commissions of $2 million, bad debt provisions of $1 million, higher advertising of $1 million, utilities and postage of $1 million, transportation and travel of $1 million, and software and license fees of $1 million.

ESOP COMPENSATION EXPENSES. A $26 million non-cash expense was recorded in the quarter ended March 31, 1999 representing the PRTA's grant, with an offsetting credit to paid-in-capital.

DEPRECIATION AND AMORTIZATION EXPENSES. Depreciation and amortization of $75 million for the quarter ended June 30, 2000 was $10 million higher than the prior year's quarter due to lower depreciation related to the discontinuation of regulatory accounting principles.

INTEREST EXPENSE. Interest expense of $20 million for the quarter ended June 30, 2000 primarily resulted from privatization related borrowings. Debt decreased from $1.6 billion on March 2, 1999 to $1.3 billion at June 30, 2000.

EQUITY INCOME IN JOINT VENTURE. Earnings of $1 million were generated from the Company's approximately 25% share in AXESA, the largest yellow page publishing company in Puerto Rico. The Company's share of the earnings commenced in January 2000.

INCOME TAXES. A $23 million tax provision for the second quarter of 2000 reflects a 39% statutory rate, excluding some non-tax deductible goodwill amortization.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1999

    REVENUES AND SALES. Revenues for the six months ended June 30, 2000 increased $32 million, or 5%, to $702 million from $670 million in the comparable 1999 period.

    WIRELINE:

         Local service revenues include basic voice, telephone and telecommunications equipment rental, value-added services, high-speed private line services, Internet access, public phone service, and installation services. Local service revenues for the six months ended June 30, 2000 increased $40 million, or 16%, to $286 million from $246 million in the same 1999 period, resulting primarily from increases in high-speed private lines, basic rent, measured services, Internet access, value-added services and line installation charges of $12 million, $11 million, $7 million, $6 million, $3 million and $1 million, respectively.

         The increase in basic rent of $11 million is primarily due to a shift in access lines toward higher priced flat rated service caused by Internet usage. Access line growth in the six months ended June 30, 2000 was 0.6%, compared to 2% for the comparable 1999 period due to facilities based local exchange competition. The waiting list of orders for new installations increased to 35,442 at June 30, 2000 in comparison to 22,200 at December 31, 1999 and 24,600 at June 30, 1999. The increase in the waiting list was related to contractor work actions during the first quarter of 2000. The increase in local measured service is primarily due to higher business usage.

         Network access revenues include services provided to long distance carriers, competitive local exchange carriers, and cellular and paging operators to originate and terminate calls on its network. Network access revenues for the six months ended June 30, 2000 increased $18 million, or 11%, to $187 million compared to $169 million for the comparable 1999 period. We received $21 million of additional access revenues from long distance carriers to originate on-island calls, which was the result of our on-island long distance market share loss. An additional $5 million was realized from higher off-island access revenues due to higher competitor off-island traffic. This increase was offset by a decrease of $8 million due to reductions in carrier common line rates.

         Long distance revenues include direct dialed on-island and off-island, operator-assisted, calling card and on-island private line revenues. Long distance revenues decreased $36 million, or 30%, to $86 million for the six months ended June 30, 2000 from $122 million in the same 1999 period. The decrease was attributable to 31% lower on-island minutes of use, which was partially offset by an increase in off-island minutes-of-use and higher operator assisted set-up fees. Our market share decreased to 55% as of June 30, 2000 due to competition in the on-island market as a result of introducing dialing parity in February 1999. The increase in off-island traffic for the total market has mitigated some of this decrease. For the six months ended June 30, 2000, new revenues as a result of our entrance in the off-island long distance market were $10 million higher than for the same 1999 period. We commenced off-island long distance service in February 1999.

         Directory and other revenues include directory publishing rights, telecommunication equipment and billing and collecting services to competitor long distance operators. Directory and other revenues for the six months ended June 30, 2000 increased $9 million or 25%, to $45 million, from $36 million in the comparable 1999 period mainly due to higher billing, collection and miscellaneous services to carriers.

    WIRELESS:

         Revenues from cellular and paging services and related equipment sales for the six month period ended June 30, 2000 increased $1 million to $98 million from $97 million for the comparable 1999 period. Cellular service revenues increased $7 million, or 11%, as a result of the net addition of approximately 57,000 customers versus the same period last year, representing a 22% increase in net customers. Cellular average revenue per unit per month of $39 decreased by $9 as a result of competitive pricing actions and a larger portion of prepaid customers, which have lower average revenue per unit.

         Paging revenues declined $5 million, or 20%, to $20 million during the six months period ended June 30, 2000 from $25 million for the comparable
1999 period. The decrease was due to a reduction of 36,000 customers versus the same 1999 period because of disconnections related to non-payment and the migration to cellular prepaid plans.

         Other revenues include equipment sales, which decreased $1 million to $6 million during the six months period ended June 30, 2000 from $7 million in the comparable 1999 period. This was a result of lower gross additions.

    OPERATING COSTS AND EXPENSES. Operating costs and expenses for the six months period ended June 30, 2000 decreased $17 million, or 4%, to $412 million from the $429 million for in the same 1999 period.

    WIRELINE:

         Wireline expenses for the six months period ended June 30, 2000 decreased $45 million, or 12%, to $321 million from the $366 million incurred in the comparable 1999 period. Costs of services and sales decreased $77 million, or 31%, to $173 million from $250 million in the same period of 1999, mainly due to decreases in labor of $31 million, the absence of Hurricane Georges repair expenses of $28 million, decreases in cost of equipment of $4 million, installations of $4 million, rent and maintenance of $4 million, contractor expenses of $4 million and contributions to the universal service fund of $2 million. Labor savings resulted from a workforce reduction of 1,342 employees related to the 1999 early retirement program.

         Selling, general and administrative expenses of $148 million increased $32 million, or 28%, compared to the same 1999 period. The increase is due to higher management fees of $12 million, advertising expenses of $5 million, transportation and travel of $4 million, utilities and postage of $4 million, commissions of $1 million and bad debt provisions of $1 million.

    WIRELESS:

         Wireless expenses for the six months period ended June 30, 2000, increased $28 million, or 44%, to $91 million from the $63 million reported in the same 1999 period. Costs of services and sales increased $9 million to $30 million from $21 million in 1999. The principal components of this increase are higher cost of equipment sold of $3 million, labor of $3 million, rent of $2 million and property and municipal taxes of $1 million.

         Selling, general and administrative expenses increased $19 million to $61 million from the $42 million reported in the same 1999 period. The principal components of this increase were higher bad debt provisions of $5 million, commissions of $4 million, utilities and postage of $2 million and advertising of $2 million. These increases reflect an intense competitive market.

ESOP COMPENSATION EXPENSES. A $26 million non-cash expense was recorded in the first quarter of 1999 representing the PRTA's grant, with an offsetting credit to paid-in-capital.

DEPRECIATION AND AMORTIZATION EXPENSES. Depreciation and amortization of $149 million for the six months ended June 30, 2000 was $1 million lower than the prior year period.

INTEREST EXPENSE. Interest expense of $40 million for the six months ended June 30, 2000 primarily resulted from privatization related borrowings. Debt decreased from $1.6 billion on March 2, 1999 to $1.3 billion at June 30, 2000.

EQUITY INCOME IN JOINT VENTURE. Earnings of $1 million were generated from the Company's approximate 25% share in AXESA, the largest yellow page publishing company in Puerto Rico. The Company's share of the earnings commenced in January 2000.

INCOME TAXES. A $40 million tax provision for the six months period ended June 30, 2000 reflects a 39% statutory rate, excluding some non-tax deductible goodwill amortization.

CONSOLIDATED FINANCIAL CONDITION


                                       SIX MONTHS ENDED JUNE 30,
                                 --------------------------------------
                                    2000          1999         CHANGE
                                 ----------    ----------    ----------
                                        (DOLLARS IN MILLIONS)

Cash flows from (used in):
  Operations                     $      161    $      180    $      (19)
  Investing                             (73)         (100)           27
  Financing                             (80)          (51)          (29)

         Cash from operations is sufficient to meet working capital needs and a capital expenditures budget for 2000 of $228 million. Current liabilities exceeded current assets at June 30, 2000 by $6 million due to borrowings of $100 million under a short-term working capital facility the proceeds of which were used for the prepayment of $100 million of bank debt. The $100 million refinancing decreased borrowing costs by 22.5 basis points.

OPERATIONS

          Cash from operations decreased $19 million, mainly due to approximately $82 million in pension payments made in 2000 compared to $18 million in 1999. The acquisition agreement states that $66 million of pension payments must be made on March 2nd for each of five consecutive years starting in 2000. This is funded in part by a $40 million government capital contribution, which is reflected in financing activities. High pension payments were offset by higher revenues of $32 million and carrier collections of $9 million.

INVESTING

         Capital spending was $27 million lower due to the timing of supplier equipment deliveries and contractor work actions.

FINANCING

         Debt reduction for 2000 was $120 million. Outstanding borrowings under bank loans and working capital facilities decreased from $495 million at December 31, 1999 to $375 million at June 30, 2000. The Company executed two new working capital line of credit facilities with BBV and Popular for $50 million each on May 4, 2000 and June 2, 2000, respectively. These facilities replace a $200 million facility with Popular, which was initiated on March 2, 1999 and expired on March 2, 2000. The interest rate on the credit facilities is LIBOR plus 50 basis points, approximating a 7% interest rate at June 30, 2000. This is
22.5 basis points lower than the bank notes.

REGULATORY MATTERS

LONG DISTANCE CALLING PLANS

         Telefonica Larga Distancia ("TLD") has asserted to the Telecommunications Regulatory Board ("TRB") that several of our bundled long distance calling plans are below cost. One of these plans includes competitive prices for off-island and on-island long distance and free weekend on-island calls with a minimum monthly fee. The TRB found the plan was based on cost in a March 2000 ruling, but required us to submit a new cost study by October 2000 to reflect weekend traffic. In April 2000, TLD filed a motion to reconsider and then we filed an opposition to TLD's motion. The TRB has not ruled on the motions.

         A similar plan was also challenged by TLD. The plan adds Internet access and replaces the monthly minimum with a monthly service charge. The TRB dismissed the complaint in May 2000 after the service charge was increased from $15 to $18.

ON-ISLAND ACCESS RATE DISPUTE

         All the elements of our intrastate access rates were set at the same amounts as our interstate access rates prior to October 1998. We changed our intrastate rate elements in October 1998 based on a cost study. The change involved increasing the common carrier line ("CCL") rate element by 2 cents per minute and decreasing other elements with no change in total revenue requirements.

         In February 1999, the TRB ordered us to decrease the terminating CCL element without increasing other elements. We appealed the order, and continued billing the rate through November 1999, at which time the increase was replaced with a pre-subscribed inter-exchange carrier charge. In May 2000, the TRB ordered a 2 cents per minute refund from July to November 1999 and imposed a fine of $250,000. We filed a motion to reconsider the fine in May 2000. The settlement is not expected to be significant in relation to our financial condition and results of operations.

INTERNET TRAFFIC

         A competitive local exchange carrier ("CLEC") brought an action before the TRB complaining that we did not compensate them for local Internet traffic originating from our customers and terminating on their network. The CLEC claims that the traffic is subject to a reciprocal compensation agreement. We have been negotiating this matter through a TRB selected arbitrator while challenging the legality of the claim with the FCC. We reached an agreement in April 2000. The settlement for prior period claims was not significant in relation to our financial condition or results of operations.

PUBLIC TELEPHONE ACCESS RATES

         In June 2000, the Puerto Rico Supreme Court upheld a TRB order of May 1998 to reduce access rates to public phone service providers. We will reduce these rates in August 2000 and are negotiating settlements with the public phone service providers. The settlement is not expected to be significant in relation to our financial condition and results of operations.

RATE MAKING CONSIDERATIONS RELATED TO THE CREATION OF WIRELESS AFFILIATE

         Our Predecessors transferred their net wireless assets on September 1, 1998 to CT, a new subsidiary. Our Predecessors later filed a waiver request with the FCC to record this transfer at book value instead of fair value. Our Predecessors did not include the assets in the measurement of cost in the rate setting process with the FCC. Accordingly, we believe that ratepayers did not bear the cost of our Predecessor's wireless investment and the FCC should grant the waiver.

 The FCC denied our Predecessors' waiver request in a November 1999 order. The order concluded that the asset transfer resulted in a gain of $74 million. Of this amount approximately $18.5 million is manifested as interstate access charges. Under FCC rules, we could be required to pass on an equal amount to carries through reduced rates beginning in 2000.

         We filed a petition for reconsideration with the FCC in December 1999 stating that we believe that the FCC did not make the right conclusion based upon the rate setting process. The FCC requested, and received from one carrier, public comments regarding this issue in June 2000.

         We cannot provide any assurance that the FCC will grant a favorable ruling or that we will be able to recover any of our losses or damages resulting from our Predecessor's actions or unfavorable rulings by the FCC or the Puerto Rico Telecommunications Regulatory Board.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which established accounting and reporting standards for derivative and hedging instruments. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. The statement requires entities that use derivatives to measure and record these instruments at fair value as assets or liabilities on the balance sheet. It also requires entities to reflect gains or losses associated with changes in fair value, either in earnings or as a separate component of comprehensive income, depending on the nature of the underlying transaction. We do not use derivative instruments. Therefore, the adoption of SFAS No. 133 is not expected to have a significant effect on our results of operations or our financial condition.

         The SEC issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," which changes the recognition of non-recurring revenues such as installation charges and related direct selling expenses. This SAB must be implemented by year-end 2000 with the cumulative effect of this change in accounting principle measured as of December 31, 1999, with a resulting restatement of revenues and expenses for the year 2000. The Company is currently assessing the impact of the adoption of this SAB.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE SENSITIVITY

         The table below provides information about debt at June 30, 2000. The table presents the estimated interest requirement for each of the next five years and in the aggregate thereafter as well as the related average interest rates.


                                          INITIAL INTEREST REQUIREMENT                                            INITIAL
                    ----------------------------------------------------------                         PRINCIPAL  MATURITY
                      2000      2001      2002      2003      2004      2005    THEREAFTER     TOTAL    AMOUNT     DATE   FAIR VALUE
                    --------  --------  --------  --------  --------  --------  ----------   --------- --------  -------- ----------

FIXED RATE
SENIOR NOTES

Due 2002(1)         $ 18,450  $ 18,450  $ 20,200  $ 21,450  $ 21,450  $ 23,200   $ 58,069    $ 181,269  $300,000   2002   $  297,180

Interest Rate          6.15%     6.15%     6.73%     7.15%     7.15%     7.73%      8.15%

Due 2006            $ 26,600  $ 26,600  $ 26,600  $ 26,600  $ 26,600  $ 26,600   $  9,975    $ 169,575  $400,000   2006   $  384,172

Interest Rate          6.65%     6.65%     6.65%     6.65%     6.65%     6.65%      6.65%

Due 2009            $ 20,400  $ 20,400  $ 20,400  $ 20,400  $ 20,400  $ 20,400   $ 68,850    $ 191,250  $300,000   2009   $  281,448

Interest Rate          6.80%     6.80%     6.80%     6.80%     6.80%     6.80%      6.80%

FLOATING RATE DEBT

Five-year(2)        $ 21,384  $ 39,880  $ 40,880  $ 41,880  $ 42,880  $ 43,880   $138,661    $ 369,445  $275,000   2004

Interest Rate          7.77%     7.97%     8.17%     8.37%     8.57%     8.77%      8.77%

364-day BBV(3)      $  2,160  $  3,875  $  3,975  $  4,075  $  4,175  $  4,275   $  4,275    $  26,813  $ 50,000   2001


Interest Rate          7.55%     7.75%     7.95%     8.15%     8.35%     8.55%      8.55%


364-day BPPR(3)     $  2,160  $  3,875  $  3,975  $  4,075  $  4,175  $  4,275   $  4,275    $  26,813  $ 50,000   2001

Interest Rate          7.75%     7.95%     8.15%     8.35%     8.55%     8.55%      7.55%


---------------

Assumptions:


(1)  Senior Notes 2002:                                           (3)  364-day Revolving Credit Facilities:

       o To be refinanced for an additional three years                 o  Started using the facilities on June 7, 2000
         in 2002 and again in 2005
                                                                        o  Used June 30, 2000 balance of $50 million
       o The 2002 refinancing is based on a 6.15% rate
         up to May and 7.15% rate thereafter                            o  To be refinanced on a yearly basis

       o The 2005 refinancing is based on a 7.15% rate                  o  Company forecast based on a 20 basis point increase per
         up to May and 8.15% rate thereafter                               year

                                                                        o  No principal payments throughout the year

(2)  Five-year Revolving Credit Facility:

       o Used June 30, 2000 balance of $275 million; 2001 and thereafter $500 million

       o To be refinanced in 2004

       o Company forecast based on a 20 basis point increase per year

       o No principal payments throughout the year

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

Item 5. Other Information

On June 30, 2000, the Company's managing shareholder, GTE Corporation, entered into a merger with Bell Atlantic Company. The new merged company is called Verizon Communications ("Verizon"). As a result of the merger, the Company is now an indirect affiliate of Verizon.

Item 6. Exhibits and Reports on Form 8-K

a)      Exhibits required by Item 601 of Regulation S-K

        10) Material Contracts

            .21) Working capital revolving credit agreement between
                 Telecomunicaciones de Puerto Rico, Inc. and Banco Bilbao
                 Vizcaya.

            .22) Working capital revolving credit agreement between
                 Telecomunicaciones de Puerto Rico, Inc. and Banco Popular de Puerto Rico.

        12) Statement re: Calculation of the Consolidated Ratio of Earnings to Fixed Charges

        27) Financial Data Schedule

b)      No reports on Form 8-K were filed during the second quarter of 2000.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

    TELECOMUNICACIONES DE PUERTO RICO, INC.

                                             By:  /s/ Jon Slater
                                                 ------------------------------
                                                 Name:  Jon Slater
                                                 Title: Chief Executive Officer
                                                 Date:  August 11, 2000



                                             By: /s/ Frank P. Gatto
                                                 -----------------------------
                                                 Name:  Frank P. Gatto
                                                 Title: Chief Financial Officer
                                                 Date:  August 11, 2000



                                             By: /s/ Robert P. Huberty
                                                 ------------------------------
                                                 Name:  Robert P. Huberty
                                                 Title: Chief Accounting Officer
                                                 Date:  August 11, 2000

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

        10.21 $50,000 working capital revolving credit agreement dated as of May 4, 2000, among Telecomunicaciones de Puerto Rico, Inc., as borrower, and Banco Bilbao Vizcaya Argentaria S.A. and Banco
                 Bilbao Vizcaya Puerto Rico, as lenders.

        10.22 $50,000 working capital revolving credit agreement dated as of June 2, 2000, among Telecomunicaciones de Puerto Rico, Inc., as borrower, and Banco Popular de Puerto Rico, as lender.

        12       Statement Regarding Computation of Ratio of Earnings to Fixed
                 Charges.

        27       Financial Data Schedule as of June 30, 2000.