Form 10-Q
period 2000-09-30
TELECOMUNICACIONES DE PUERTO RICO INC
filed 2000-11-14
CIK 1089357

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

               For the quarterly period ended: SEPTEMBER 30, 2000

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

         Registrant's telephone number, including area code 787-792-6052


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

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                                                                         (UNAUDITED)
                                                                        SEPTEMBER 30,    DECEMBER 31,
                                                                            2000             1999
                                                                        ------------     ------------
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                           $    68,891      $    45,482
     Accounts receivable, net of allowance for doubtful accounts
       of $69,406 and $66,994 in 2000 and 1999, respectively                 348,353          329,320
     Inventory and supplies, net                                              27,387           31,370
     Prepaid expenses                                                          6,861            5,407
                                                                         -----------      -----------
         Total current assets                                                451,492          411,579
PROPERTY, PLANT AND EQUIPMENT, net                                         1,660,645        1,742,489
INTANGIBLES, net                                                             354,542          371,378
DEFERRED INCOME TAX                                                          199,941          256,559
OTHER ASSETS                                                                  48,042           45,742
                                                                         -----------      -----------
TOTAL ASSETS                                                             $ 2,714,662      $ 2,827,747
                                                                         ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Short-term debt                                                     $   102,128      $     2,317
     Other current liabilities                                               384,055          348,368
                                                                         -----------      -----------
         Total current liabilities                                           486,183          350,685
LONG-TERM DEBT, excluding current portion                                  1,169,393        1,495,109
OTHER NON-CURRENT LIABILITIES                                                569,464          612,325
                                                                         -----------      -----------
          Total liabilities                                                2,225,040        2,458,119
                                                                         -----------      -----------
CONTINGENCIES
SHAREHOLDERS' EQUITY:
     Common stock                                                            699,284          699,284
     Deferred ESOP compensation                                              (26,100)         (26,100)
     Subscription receivable                                                (138,674)        (170,363)
     Accumulated deficit                                                     (44,888)        (133,193)
                                                                         -----------      -----------
          Total shareholders' equity                                         489,622          369,628
                                                                         -----------      -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                               $ 2,714,662      $ 2,827,747
                                                                         ===========      ===========

   The accompanying notes are an integral part of these financial statements.

            TELECOMUNICACIONES DE PUERTO RICO, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                 (In thousands)

                                                                          COMPANY                                   PREDECESSORS
                                                         -----------------------------------------------------------------------
                                                                                                          FOR THE 1999 PERIOD
                                                                                                        ------------------------
                                                         FOR THE THREE  FOR THE THREE   FOR THE NINE
                                                         MONTHS ENDED   MONTHS ENDED    MONTHS ENDED      MARCH 2      JANUARY 1
                                                         SEPTEMBER 30,  SEPTEMBER 30,   SEPTEMBER 30,     THROUGH       THROUGH
                                                             2000           1999            2000        SEPTEMBER 30    MARCH 1
                                                         -------------  -------------   -------------   ------------   ---------
                                                                        (UNAUDITED)
                                                         --------------------------------------------
REVENUES AND SALES:
  Local services                                          $ 140,281      $ 128,827      $   426,177      $ 293,056      $ 82,012
  Long distance services                                     43,796         46,850          129,916        120,821        48,613
  Access services                                           104,916         82,014          291,549        201,161        49,517
  Cellular services                                          35,711         36,005          108,081         80,231        20,541
  Paging services                                             8,347         12,170           27,825         28,829         8,202
  Directory services                                          5,079          7,032           18,875         16,546         4,910
  Other services and sales                                   17,545         21,963           54,814         41,200         9,505
                                                          ---------      ---------      -----------      ---------      --------
        Total revenues and sales                            355,675        334,861        1,057,237        781,844       223,300
                                                          ---------      ---------      -----------      ---------      --------

OPERATING COSTS AND EXPENSES:
  Labor and benefits                                        103,490        100,497          294,932        251,315        82,723
  Other operating expenses                                  116,008        117,440          336,506        252,611        58,414
  ESOP compensation grant                                        --             --               --             --        26,100
  Early retirement provision                                     --        126,843               --        126,843         4,226
  Depreciation and amortization                              73,548         73,429          222,381        172,913        50,393
                                                          ---------      ---------      -----------      ---------      --------
        Total operating costs and expenses                  293,046        418,209          853,819        803,682       221,856
                                                          ---------      ---------      -----------      ---------      --------

OPERATING INCOME (LOSS)                                      62,629        (83,348)         203,418        (21,838)        1,444

OTHER INCOME (EXPENSE):
  Interest income (expense), net                            (18,609)       (19,592)         (59,644)       (48,928)          407
  Equity income from joint venture                              500             --            1,500             --            --
                                                          ---------      ---------      -----------      ---------      --------
        Total other income (expense), net                   (18,109)       (19,592)         (58,144)       (48,928)          407
                                                          ---------      ---------      -----------      ---------      --------

INCOME (LOSS) BEFORE INCOME TAX EXPENSE (BENEFIT)            44,520       (102,940)         145,274        (70,766)        1,851

INCOME TAX EXPENSE (BENEFIT)                                 17,127        (39,327)          56,969        (27,598)           --
                                                          ---------      ---------      -----------      ---------      --------

INCOME (LOSS) BEFORE EXTRAORDINARY CHARGE                    27,393        (63,613)          88,305        (43,168)        1,851
EXTRAORDINARY CHARGE-
  DISCONTINUANCE OF REGULATORY
  ACCOUNTING, net of income tax benefit of $38,750               --             --               --        (60,500)           --
                                                          ---------      ---------      -----------      ---------      --------
NET INCOME (LOSS)                                         $  27,393      $ (63,613)     $    88,305      $(103,668)     $  1,851
                                                          =========      =========      ===========      =========      ========

The accompanying notes are an integral part of these financial statements.

            TELECOMUNICACIONES DE PUERTO RICO, INC. AND SUBSIDIARIES

        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                 (In thousands)

                                                          COMPANY                                   PREDECESSORS
                                         -----------------------------------------------------------------------
                                                                                          FOR THE 1999 PERIOD
                                                                                        ------------------------
                                         FOR THE THREE  FOR THE THREE   FOR THE NINE
                                         MONTHS ENDED   MONTHS ENDED    MONTHS ENDED      MARCH 2      JANUARY 1
                                         SEPTEMBER 30,  SEPTEMBER 30,   SEPTEMBER 30,     THROUGH       THROUGH
                                             2000           1999            2000        SEPTEMBER 30    MARCH 1
                                         -------------  -------------   -------------   ------------   ---------
                                                        (UNAUDITED)
                                         --------------------------------------------
NET INCOME (LOSS)                          $27,393        $(63,613)       $88,305        $(103,668)     $ 1,851

Minimum pension liability adjustment            --              --             --               --        2,369
                                           -------        --------        -------        ---------      -------

COMPREHENSIVE INCOME  (LOSS)               $27,393        $(63,613)       $88,305        $(103,668)     $ 4,220
                                           =======        ========        =======        =========      =======

The accompanying notes are an integral part of these financial statements.

            TELECOMUNICACIONES DE PUERTO RICO, INC. AND SUBSIDIARIES

      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                 (In thousands)

                                                                                                         ACCUMULATED
                                                            DEFERRED                                       OTHER
                                               COMMON         ESOP       SUBSCRIPTION     ACCUMULATED   COMPREHENSIVE
                                               STOCK      COMPENSATION    RECEIVABLE        DEFICIT         LOSS          TOTAL
                                              --------    ------------   ------------     -----------   -------------   ---------
BALANCE, MARCH 1, 1999 ....................   $     --      $     --       $      --       $      --       $    --      $      --
  Acquisition by GTE and Popular Inc.
     and partial step-up accounting .......    530,876       (26,100)                                       (9,903)       494,873
  ESOP capital contribution ...............      8,700        (8,700)                                                          --
  Contribution receivable from PRTA .......    159,708                      (159,708)                                          --
  Net loss, March 2, 1999 to
     December 31, 1999 ....................                                                 (133,193)                    (133,193)
  Accretion of discount on subscription
     receivable ...........................                                  (10,655)                                     (10,655)
  ESOP compensation expense ...............                    8,700                                                        8,700
  Minimum pension liability adjustment                                                                       9,903          9,903
                                              --------      --------       ---------       ---------       -------      ---------
BALANCE, DECEMBER 31, 1999 ................    699,284       (26,100)       (170,363)       (133,193)           --        369,628

(Unaudited)
  Net income, for the nine months ended
     September 30, 2000 ...................                                                   88,305                       88,305
  Accretion of discount on subscription
     receivable ...........................                                   (8,311)                                      (8,311)
   PRTA capital contribution ..............                                   40,000                                       40,000
                                              --------      --------       ---------       ---------       -------      ---------

BALANCE, SEPTEMBER 30, 2000 ...............   $699,284      $(26,100)      $(138,674)      $ (44,888)      $    --      $ 489,622
                                              ========      ========       =========       =========       =======      =========

The accompanying notes are an integral part of these financial statements.

            TELECOMUNICACIONES DE PUERTO RICO, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                                                                 COMPANY                 PREDECESSORS
                                                                      -----------------------------------------------
                                                                                              FOR THE 1999 PERIOD
                                                                                        -----------------------------
                                                                      FOR THE NINE
                                                                      MONTHS ENDED        MARCH 2          JANUARY 1
                                                                      SEPTEMBER 30,       THROUGH           THROUGH
                                                                          2000          SEPTEMBER 30        MARCH 1
                                                                      ------------      ------------      ----------
                                                                               (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                     $  88,305       $  (103,668)      $     1,851
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
    Depreciation and amortization                                         222,381           172,913            50,393
    Deferred income tax                                                    56,618           (27,598)
    Extraordinary charge                                                                     60,500
    Accretion of discount on subscription receivable                       (8,311)           (6,378)
    Equity income from joint venture                                       (1,500)
    Early retirement provision                                                              126,843
    ESOP compensation grant                                                                                    26,100
    Changes in assets and liabilities:
        Accounts receivable                                               (19,033)            2,298           (14,496)
        Inventory and supplies                                              3,983             3,489            (1,306)
        Prepaid expenses and other assets                                  (3,560)          (16,388)            2,374
        Other current and non-current liabilities                          42,952           (88,406)          (10,960)
        Pension and other post-employment benefit liability               (50,126)           95,241             1,901
                                                                        ---------       -----------       -----------
           Net cash provided by operating activities                      331,709           218,846            55,857
                                                                        ---------       -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures, including removal costs                         (127,640)         (134,013)          (33,237)
   Net salvage on retirements                                               5,245             3,995                73
                                                                        ---------       -----------       -----------
           Net cash used in investing activities                         (122,395)         (130,018)          (33,164)
                                                                        ---------       -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Capital contributions                                                   40,000                             110,577
   Dividends                                                                                                  (83,116)
   ESOP contribution                                                                                          (26,100)
   Net issuance of short-term debt                                         99,811         1,039,838         1,583,044
   Debt repayments                                                       (325,716)       (1,166,361)
   Special PRTA dividend                                                                                   (1,570,182)
                                                                        ---------       -----------       -----------
           Net cash provided by (used in) financing activities           (185,905)         (126,523)           14,223
                                                                        ---------       -----------       -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           23,409           (37,695)           36,916
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                           45,482            72,527            35,611
                                                                        ---------       -----------       -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $  68,891       $    34,832       $    72,527
                                                                        =========       ===========       ===========

The accompanying notes are an integral part of these financial statements.

TELECOMUNICACIONES DE PUERTO RICO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
--------------------------------------------------------------------------------

1. THE ACQUISITION, RELATED CORPORATE RESTRUCTURING AND CHANGES IN ACCOUNTING BASIS

   THE ACQUISITION AND CORPORATE RESTRUCTURING

   On April 7, 1997, the Government of the Commonwealth of Puerto Rico (the "Government") announced a plan, which resulted in the privatization of the Puerto Rico Telephone Company, Inc. ("PRTC") and Celulares Telefonica, Inc. ("CT"), through a competitive bidding process. On July 21, 1998, after the conclusion of the bidding process, a consortium led by GTE Corporation (the "GTE Group") was awarded the right to purchase a controlling interest in Telecomunicaciones de Puerto Rico, Inc. (the "Company" or the "Successor") and entered into the acquisition agreement (the "Acquisition"). Under the provisions of the Acquisition agreement, the Company, a Puerto Rico corporation, was utilized for the purpose of acquiring the stock of PRTC and CT from Puerto Rico Telephone Authority ("PRTA"), a public corporation and an instrumentality of the Government. On March 1, 1999, pursuant to the terms of the Acquisition agreement, the Company acquired 100% of the common stock of PRTC and CT (the "Predecessors"). Prior to the Acquisition, the Company had no operations, assets or liabilities, and operated as a holding company formed in connection with the efforts to privatize the Predecessors and to consummate the sale of a controlling interest in the Predecessors to the GTE Group under the Acquisition agreement.

   The PRTA received approximately $2.0 billion as part of the Acquisition. A portion of this amount was paid as a special dividend amounting to approximately $1.6 billion.

   The closing of the sale occurred on March 2, 1999, under the following terms:

   o A subsidiary of GTE Corporation (member of the GTE Group) acquired 40.01% plus one share of the Company stock and Popular, Inc. ("Popular") acquired 9.99% of the Company stock.

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

   In conjunction with the Acquisition, PRTA contributed 3% of the Company's shares to a newly created employee stock ownership plan (the "ESOP") valued at $26.1 million, and the GTE Group purchased an additional 1% of the Company's shares from the PRTA for $8.7 million, and contributed them to the ESOP. These shares fully vested to employees on March 2, 1999. The ESOP also acquired an additional 3% with funds borrowed from the Company, amounting to $26.1 million, for the purpose of establishing a newly created contributory investment benefit plan for current and future employees.

   On June 30, 2000, the Company's managing shareholder, GTE Corporation, completed a merger with Bell Atlantic Corporation. The new merged Company is doing business as Verizon Communications ("Verizon"). The Company is now an indirect affiliate of Verizon.

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

2. BASIS OF PRESENTATION

   The unaudited condensed consolidated financial statements have been prepared pursuant to rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. Management believes the financial statements include all adjustments and recurring accruals necessary to present fairly the results of operations and financial condition for the interim periods shown as well as the financial information and changes in the basis of accounting to properly account for the acquisition as explained in
   Note 1. The December 31, 1999 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's 1999 Annual Report on Form 10-K.

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

   Separate financial statements for PRTC and CT have not been included because the aggregate net assets, earnings and equity of PRTC and CT are substantially equivalent to the aggregate net assets, earnings and equity of the Company on a consolidated basis. Management believes that separate financial statements and other disclosures concerning PRTC and CT are not material to investors. In addition, the Company's other subsidiaries namely Puerto Rico Telephone Directories, Inc. and Datacom Caribe, Inc. (which are not guarantors of the senior notes), are inconsequential to the condensed consolidated financial statements but are consolidated subsidiaries.

3. SUMMARY OF RECENT ACCOUNTING PRONOUNCEMENTS

   Derivatives and Hedging Activities

   In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires that all derivatives be measured at fair value and recognized as either assets or liabilities on the Company's balance sheet. Changes in the fair values of derivative instruments will be recognized in either earnings or comprehensive income, depending on the designated use and effectiveness of the instruments. The FASB amended this pronouncement in June 1999 to defer the effective date of SFAS No. 133 for one year. We must adopt SFAS No. 133 no later than January 1, 2001.

   In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which amended SFAS No. 133. The amendments in SFAS No. 138 address certain implementation issues and related such matters as the normal purchases and normal sales exception, the definition of interest rate risk, hedging recognized foreign-currency-denominated assets and liabilities, and intercompany derivatives. SFAS No. 138 also amends SFAS No. 133 for decisions made by the FASB related to the Derivatives Implementation Group process.

   The Company has assessed the impact of adopting SFAS No. 133 and SFAS No. 138 and it is expected that the adoption will not have an effect on the Company's results of operations or financial condition.

   Revenue Recognition

   In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," which must be adopted by the fourth quarter of 2000. SAB No. 101 provides additional guidance on revenue recognition, as well as criteria for when revenue is generally realized and earned, and also requires the deferral of incremental direct selling costs.

   The Company is finalizing its assessment of the impact of SAB No. 101 on its results of operations and financial position. It is not expected to have a material effect on the results of operations.

   Financial Assets and Extinguishments of Liabilities

   In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishing of Liabilities", which supersedes SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishing of Liabilities." This Statement provides accounting and reporting for transfers and servicing of financial assets and extinguishments of liabilities. Under this Statement, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and liabilities it has incurred, derecognizes financial assets when control has been surrendered and derecognizes liabilities when extinguished.

   This Statement is effective for transfers occurring after March 31, 2001, but the disclosure requirements relating to securitization transactions and collateral are effective for fiscal years ending after December 15, 2000. This Statement will not have an effect on the Company's financial position or results of operations.

4. PRO FORMA INFORMATION

   The following unaudited pro forma summary represents the consolidated results of operations of the Company as if the Acquisition had occurred at the beginning of 1999, after giving effect to certain adjustments. This pro forma information is presented for information purposes only and may not be indicative of the results of operations as they would have been if the Company had been a single entity during the entire 1999, nor is it indicative of the results of operations which may occur in the future.

                                                          FOR THE NINE
                                                          MONTHS ENDED
                                                          SEPTEMBER 30,
                                                              1999
                                                         --------------
                                                         (In thousands)
       Revenues and sales                                 $  1,005,144
                                                          ============
       Loss before income tax                             $   (100,917)
                                                          ============
       Loss before extraordinary charge                   $    (61,559)
                                                          ============

   The pro forma amounts reflect adjustments for interest expense, property, municipal and unemployment taxes, management and technology fees, and amortization expense. The Company has received an extension through July 1, 2001 in the support from the National Exchange Carriers Association ("NECA") which the Company anticipated losing. As a result, the adjustments for this matter reflected in previously reported pro forma information are not reflected in the figures above.

5. PROPERTY, PLANT AND EQUIPMENT

   Property, plant and equipment consist of:

                                                           SEPTEMBER 30,      DECEMBER 31,
                                                               2000               1999
                                                           -------------      ------------
                                                                   (In thousands)
         Outside plant                                      $1,871,403         $1,836,360
         Central office and transmission equipment           1,198,615          1,125,272
         Other equipment                                       361,011            365,254
         Buildings                                             324,244            322,431
         Land                                                   22,911             23,441
                                                            ----------         ----------
              Gross plant in service                         3,778,184          3,672,758
         Less accumulated depreciation                       2,228,003          2,056,432
                                                            ----------         ----------
              Net plant in service                           1,550,181          1,616,326
         Construction in progress                              110,464            126,163
                                                            ----------         ----------
              Total                                         $1,660,645         $1,742,489
                                                            ==========         ==========

6. INTANGIBLES

   Intangibles consist of:

                                        SEPTEMBER 30,  DECEMBER 31,
                                           2000           1999
                                        ------------   ------------
                                             (In thousands)
   Goodwill                              $150,236       $150,236
   Franchise-wireline                      96,000         96,000
   Franchise-wireless                      60,000         60,000
   Brand                                   50,900         50,900
   Customer base                           21,100         21,100
   Deferred pension asset                   6,290          6,290
   Other                                    2,221          1,879
                                         --------       --------
     Total cost                           386,747        386,405
   Less accumulated amortization           32,205         15,027
                                         --------       --------
     Total                               $354,542       $371,378
                                         ========       ========

7. DEFERRED ESOP COMPENSATION

   The ESOP acquired a 3% interest amounting to $26.1 million with funds borrowed from the Company in order to establish a contributory investment fund plan for current and future employees. Shares are maintained in a suspense account until released to participants. The release of shares to participants in a given year is based on the greater of participant contributions plus a Company match of 30% up to 5% of wages or a minimum based on an amortization schedule. The minimum amount is based on the ratio of annual debt service to total debt service multiplied by the initial 750,000 shares. Compensation expense is recorded based on the release of shares at market value, based on an independent appraisal performed periodically.

8. OTHER CURRENT LIABILITIES

   Other current liabilities consist of:

                                        SEPTEMBER 30,   DECEMBER 31,
                                           2000            1999
                                        -------------   ------------
                                               (In thousands)
   Accrued expenses                      $142,432        $131,843
   Accounts payable                       128,639         111,582
   Employee benefit accruals               49,972          40,564
   Carrier payables                        36,183          32,102
   Taxes                                      963          20,684
   Interest                                25,866          11,593
                                         --------        --------
        Total                            $384,055        $348,368
                                         ========        ========

 9.  LONG-TERM DEBT

     Long-term debt consists of:

                                                   SEPTEMBER 30,    DECEMBER 31,
                                                       2000             1999
                                                   -------------    ------------
                                                           (In thousands)
     Senior notes
        Due May 20, 2002 at 6.15%                  $  299,961       $  299,944
        Due May 20, 2006 at 6.65%                     399,876          399,863
        Due May 20, 2009 at 6.80%                     299,849          299,839
     Bank note facility due March 2, 2004             169,000          495,000
     Working capital facility                         100,000               --
     Other debt, including obligations under
       capital leases                                   2,835            2,780
                                                   ----------       ----------
          Total                                     1,271,521        1,497,426
     Less short-term debt                             102,128            2,317
                                                   ----------       ----------
         Long-term debt                            $1,169,393       $1,495,109
                                                   ==========       ==========

     The senior notes are unconditionally guaranteed by PRTC and CT with no financial covenants. The 2006 and 2009 notes can be prepaid at a 15 basis point penalty. The bank note consists of a $500 million syndicated five-year revolving credit facility with prepayment at the option of the Company and bears interest at LIBOR plus 57.5 basis points, approximating a 7.20% interest rate at September 30, 2000. The bank debt is subject to financial covenants, with the most significant being that the outstanding principal balance must be less than 4 times adjusted Earnings Before Interest, Taxes, Depreciation, and Amortization ("EBITDA"), as defined in the facility agreement. All of the debt is unsecured and non-amortizing.

10.  OTHER NON-CURRENT LIABILITIES

     Other non-current liabilities consist of:

                                                   SEPTEMBER 30,   DECEMBER 31,
                                                       2000           1999
                                                   -------------   ------------
                                                           (In thousands)
     Pension and other post-employment
       benefits liability                            $496,914        $547,040
     Customer deposits                                 29,986          28,990
     Other liabilities                                 42,564          36,295
                                                     --------        --------
         Total                                       $569,464        $612,325
                                                     ========        ========

11.  SHAREHOLDERS' EQUITY

     COMMON STOCK

     Common stock consisted of fifty million authorized and twenty five million shares outstanding of no par value at September 30, 2000 and December 31, 1999. A 25 to 1 stock split was approved and became effective on December 31, 1999 to decrease the per share market price in order to increase their affordability to ESOP participants.

     SUBSCRIPTION RECEIVABLE

     The subscription receivable reflects future receipts (see Note 1) at their discounted present value (at an 8% discount rate) to be contributed by PRTA in even $50 million annual installments over five years commencing March 2, 2000 to fund a portion of the unfunded pension and other post-employment benefit obligations. During the nine month period ended September 30, 2000, the Company received $40 million under this agreement.

12. SEGMENT REPORTING

   The Company has two reportable segments: Wireline and Wireless. The Wireline segment provides:

   o Local services including basic voice, telephone and telecommunications equipment rentals, value-added services, high speed private line services, Internet access, public phone service and line installations;

   o Access services provided to long distance carriers, competitive local exchange carriers, and cellular and paging operators to originate and terminate calls on our network;

   o Long distance services including direct dial on-island and off-island, operator assisted, calling card and high-speed private line revenues;

   o  Directory publishing rights revenues; and

   o Telecommunication equipment sales and billing and collection services to competing long distance operators in Puerto Rico.

   The Wireless segment provides cellular and paging services, and wireless equipment sales.

   The Company measures and evaluates the performance of its segments based on EBITDA, which is a common industry profitability and liquidity measure. The accounting policies of the segments are the same as those followed by the Company. The Company accounts for intersegment revenues at market prices.

   Segment results were as follows (in thousands):

                                                       COMPANY                 PREDECESSORS
                                           -------------------------------     ------------
                                           FOR THE NINE        MARCH 2,         JANUARY 1,
                                           MONTHS ENDED         THROUGH          THROUGH
                                           SEPTEMBER 30,     SEPTEMBER 30,       MARCH 1,
                                               2000             1999              1999
                                           ------------      ------------      ------------
WIRELINE:
--------
  Revenues and sales:
    Local services                         $   428,814       $   293,056       $    82,012
    Long distance services                     130,250           120,821            48,613
    Access services                            295,840           201,161            49,517
    Directory services and other                63,466            47,173            11,135
                                           -----------       -----------       -----------
  Total revenues and sales                 $   918,370       $   662,211       $   191,277
                                           ===========       ===========       ===========

EBITDA                                     $   399,992       $   109,910       $    43,723
                                           ===========       ===========       ===========
WIRELESS:
--------
  Revenue and sales:

     Cellular services                     $   108,081       $    80,231       $    20,541
     Paging services                            27,825            28,829             8,202
     Equipment sales                            10,223            10,573             3,280
                                           -----------       -----------       -----------
Total revenues and sales                   $   146,129       $   119,633       $    32,023
                                           ===========       ===========       ===========

EBITDA                                     $    25,807       $    41,165       $     8,114
                                           ===========       ===========       ===========

CONSOLIDATED:
------------
Revenues for reportable segments           $ 1,064,499
Elimination of intersegment revenues            (7,262)
                                           -----------
Consolidated revenues                      $ 1,057,237       $   781,844       $   223,300
                                           ===========       ===========       ===========

EBITDA:
------
Operating Income                           $   203,418       $   (21,838)      $     1,444
Depreciation and Amortization                  222,381           172,913            50,393
                                           -----------       -----------       -----------
EBITDA                                     $   425,799       $   151,075       $    51,837
                                           ===========       ===========       ===========

                                          SEPTEMBER 30,      DECEMBER 31,
         ASSETS                               2000              1999
-------------------------                 ------------       -----------
Wireline                                   $ 2,534,004       $ 2,591,170
Wireless                                       264,970           296,550
                                           -----------       -----------
Subtotal                                   $ 2,798,974       $ 2,887,720
Elimination of intersegment assets             (84,312)          (59,973)
                                           -----------       -----------
Consolidated assets                        $ 2,714,662       $ 2,827,747
                                           ===========       ===========

13. CONTINGENCIES

   The Company is a defendant in various legal matters arising in the ordinary course of business including a regulatory issue relating to the creation of the Company's wireless affiliate. The Company's management, after consultation with legal counsel, believes that the resolution of these matters will not have a material adverse effect on the Company's financial position and results of operations. For more information regarding the creation of the wireless affiliate, please refer to the "Regulatory Matters" section of the Management's Discussion and Analysis. In connection with the Acquisition, the PRTA agreed to indemnify, defend and hold the Company harmless for specified litigation in excess of $50 million in the aggregate, including one environmental matter.

14. SUBSEQUENT EVENT

   In October 2000, the Company agreed to new labor contracts with its craft and office workers unions. Renegotiated contracts involving the 3,200 craft workers will now expire in January 2002 and with the 1,750 office workers in October 2003. An aggregate of $10 million reflecting wage increases retroactive to the date of the last contract, will be paid in two $5 million installments in December 2000 and January 2001. The full amount was accrued in the third quarter.

   The weighted average wage increases contained in the contracts is 6.7% in 2000, 6% in 2001, 4.8% in 2002, and 4.7% in 2003. If the workforce remains unchanged, these increases together with other benefit increases and payroll taxes in higher labor costs over 2000 levels of $16 million and $28 million in 2001 and 2002, respectively.

15. RECLASSIFICATIONS

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

THE ACQUISITION AND CHANGE IN ACCOUNTING BASIS

         Our results of operations and financial position as of September 30, 2000 reflect the adoption of a new accounting basis for our assets and liabilities and the consequences of becoming a tax paying enterprise as a result of the Acquisition. The revaluation of assets and liabilities reflects the value paid by the GTE Group to acquire their aggregate 50% plus one share interest in the Company in excess of the historical book value of the assets and liabilities acquired. As a result of the Acquisition, our results of operations and financial position for periods ending after March 2, 1999 differ materially from those previously reported by the Predecessors primarily due to the items discussed above and the following:

o The incurrence of $1.6 billion of debt and related interest expense in connection with the Acquisition;

o  The accrual of management fees owed to Verizon (as GTE's successor);

o The introduction of dialing parity in the on-island long distance market and our entrance into the off-island long distance market; and

o  The discontinuation of regulatory accounting principles.

RESULTS OF OPERATIONS

         Our discussion of results for the quarter and the nine months ended September 30, 2000 and 1999 is based upon the Company's results from March 2, 1999 to September 30, 1999, and the Predecessors' results from January 1, 1999 to March 1, 1999. In the discussion, references to the Company also include our Predecessors. The comparability of revenues before and after the Acquisition was not affected by a change in accounting basis. Accordingly, in the discussion of revenue trends, we have not distinguished between the operations of the Predecessors before March 1, 1999 and of the Company after this date.

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

o Access services provided to long distance carriers, competitive local exchange carriers, and cellular and paging operators to originate and terminate calls on our network;

o Long distance services including direct dial on-island and off-island operator assisted, calling card and high-speed private line revenues;

o  Directory publishing rights revenues; and

o Telecommunication equipment sales and billing and collection services to competing long distance operators in Puerto Rico.

The Wireless segment includes cellular and paging services and wireless equipment sales.

REVENUES

                                      THREE MONTHS                                   NINE MONTHS
                                   ENDED SEPTEMBER 30,                           ENDED SEPTEMBER 30,
                          ------------------------------------        ----------------------------------------
                               2000                   1999                  2000                    1999
                          --------------        --------------        ----------------        ----------------
                                 (DOLLARS IN MILLIONS)                         (DOLLARS IN MILLIONS)
WIRELINE:
Local                    $ 140        39%      $ 129        39%       $  426        40%       $  375        37%
Network Access             105        30          82        24           292        28           251        25
Long Distance               44        12          47        14           130        12           169        17
Directory and Other         19         6          22         7            63         6            62         6
                         -----       ---       -----       ---        ------       ---        ------       ---
   Total Wireline          308        87%        280        84%          911        86%          857        85%
                         -----       ---       -----       ---        ------       ---        ------       ---

WIRELESS:
Cellular                    36        10%         36        11%          108        10%          101        10%
Paging                       8         2          12         3            28         3            37         4
Wireless Equipment           4         1           7         2            10         1            10         1
                         -----       ---       -----       ---        ------       ---        ------       ---
  Total Wireless            48        13%         55        16%          146        14%          148        15%
                         -----       ---       -----       ---        ------       ---        ------       ---
 Revenues and Sales      $ 356       100%      $ 335       100%       $1,057       100%       $1,005       100%
                         =====       ===       =====       ===        ======       ===        ======       ===

EXPENSES AND CHARGES

                                                  THREE MONTHS             NINE MONTHS
                                               ENDED SEPTEMBER 30,     ENDED SEPTEMBER 30,
                                               -------------------     -------------------
                                                2000        1999        2000        1999
                                                ----       -----        ----       -----
                                              (DOLLARS IN MILLIONS)   (DOLLARS IN MILLIONS)
WIRELINE:
Labor and Benefits                              $ 94       $  96        $271       $ 316
Other operating expenses                          85          84         247         234
                                                ----       -----        ----       -----
   Total Wireline                                179         180         518         550

WIRELESS:
Labor and benefits                              $  9       $   5        $ 24       $  18
Other operating expenses                          31          33          90          77
                                                ----       -----        ----       -----
   Total Wireless                                 40          38         114          95

OTHER:
ESOP compensation expense                       $ --       $  --        $ --       $  26
Early retirement provision                        --         127          --         131
Depreciation and amortization                     74          73         222         223
Interest and others                               19          20          58          49
Income tax expense (benefit)                      17         (39)         57         (28)
Extraordinary item (FAS #71) - net of tax         --          --          --          61
                                                ----       -----        ----       -----
Net income (loss)                               $ 27       $ (64)       $ 88       $(102)
                                                ====       =====        ====       =====


OPERATING DATA

                                              THREE MONTHS               NINE MONTHS
                                           ENDED SEPTEMBER 30,       ENDED SEPTEMBER 30,
                                           -------------------       -------------------
                                            2000         1999         2000         1999
                                           ------       ------       ------       ------
Access Lines in Service (000's):
    Residential                               968          957          968          957
    Business                                  309          302          309          302
                                           ------       ------       ------       ------
Total                                       1,277        1,259        1,277        1,259

On-island LD Minutes (millions)               240          268          739          992
Off-island LD Minutes (millions) (1)           43           21          110           33
Cellular Customers (000's):
    Postpaid                                  202          180          202          180
    Prepaid                                   121           90          121           90
                                           ------       ------       ------       ------
Total                                         323          270          323          270

Cellular ARPU                              $   36       $   44       $   38       $   46
Paging Customers (000's)                      150          193          150          193

----------

(1)  Off-island long distance service commenced February 1, 1999.

QUARTER ENDED SEPTEMBER 30, 2000 COMPARED WITH QUARTER ENDED SEPTEMBER 30, 1999

         REVENUES AND SALES. Revenues for the quarter ended September 30, 2000 increased $21 million, or 6%, to $356 million from $335 million in the comparable 1999 period.

    WIRELINE:

         Local service revenues include revenue generated from basic voice, telephone and telecommunication equipment rental, value-added services, high-speed private line services, Internet access, public phone service, and line installation services. Local service revenues for the quarter ended September 30, 2000 increased $11 million, or 9%, to $140 million from $129 million in the same 1999 period, resulting primarily from increases in basic rent, Internet access and ATM private lines revenue of $4 million, $4 million, and $3 million, respectively.

         The increase in basic rent of $4 million is primarily due to a shift in access lines toward higher priced flat rated service caused by Internet usage. Access line growth for the quarter ended September 30, 2000 was 1%, when compared to the 1999 quarter. The waiting list of regular orders for new installations decreased to 20,900 at September 30, 2000 in comparison with 35,400 at June 30, 2000 and 22,800 at September 30, 1999. The decrease in the waiting list was due to our effort to reduce provisioning time. The increase in local measured service is primarily due to higher business usage.

         Network access revenues include service provided to long distance, competitive local exchange carriers, and cellular and paging operators to originate and terminate calls on our network. Network access revenues for the quarter ended September 30, 2000 increased $23 million, or 28%, to $105 million compared to $82 million for the quarter ended September 30, 1999. We received $9 million of additional access revenues from long distance carriers to originate on-island calls, due to on-island long distance market share loss. In addition, our off-island access revenues increased $14 million as compared to the same 1999 period. This increase is related to higher common carrier line and switched access revenues of $13 million and $1 million, respectively, as a result of higher competitor off-island traffic.

         Long distance revenues include direct dialed on-island and off-island, operator-assisted, calling card and on-island private line revenues. Long distance revenues decreased $3 million, or 6%, to $44 million for the quarter ended September 30, 2000 from $47 million in the same quarter in 1999. The decrease was attributable to 10% lower on-island minutes of use, which was partially offset by an increase in off-island minutes-of-use and higher operator assisted set-up fees. Our on-island long distance market share decreased to 60% as of September 30, 2000 due to competition in the on-island market as a result of introducing dialing parity in February 1999. The increase in off-island traffic for the total market has mitigated some of this decrease. For the quarter ended September 30, 2000, new revenues as a result of our entrance in the off-island long distance market were $4 million higher than for the same period in 1999. Our off-island market share at September 30, 2000 is 12%.

         Directory and other revenues include directory publishing rights, sales of telecommunication equipment and billing and collection services to competitor long distance operators. Directory and other revenues for the quarter ended September 30, 2000 decreased $3 million, or 14%, to $19 million, from $22 million in the quarter ended September 30, 1999 mainly due to lower billing, collection and miscellaneous services to carriers.

    WIRELESS:

         Revenues from cellular and paging services and related equipment sales for the quarter ended September 30, 2000 decreased $7 million, or 13%, to $48 million from $55 million in the same quarter in 1999. Cellular service remained constant at $36 million for the quarter as compared to the same 1999 period. Cellular average revenue per customer per month of $36 for the quarter ended September 30, 2000 decreased by $8 from the same period in 1999. The reduction is the result of competitive pricing actions and a larger portion of prepaid customers, which have lower average revenue per customer. Prepaid customers increased 34% at September 30, 2000 as compared to September 30, 1999.

         Paging revenues declined $4 million, or 33%, to $8 million during the quarter ended September 30, 2000 from $12 million in the same 1999 period. The decrease was due to a reduction in the number of paging customers related to disconnections for non-payment and migration to cellular prepaid plans. Paging customers decreased 43,000 or 22%, for the quarter ended September 30, 2000, as compared to the same 1999 period.

         Other revenues include equipment sales, which decreased $3 million, or 43%, to $4 million during the quarter ended September 30, 2000 from $7 million in the same 1999 period. This was a result of lower gross additions.

    OPERATING COSTS AND EXPENSES. Operating costs and expenses for the quarter ended September 30, 2000 increased $1 million, to $219 million from the $218 million incurred in the same 1999 period.

    WIRELINE:

         Wireline expenses for the quarter ended September 30, 2000 decreased $1 million, to $179 million from the $180 million incurred in the same 1999 quarter. Labor and benefits decreased $2 million, or 2%, to $94 million from $96 million, mainly due to decreases in labor and employee benefits of $3 million, which includes a $9 million retroactive wage increase, and contractor expenses of $1 million. This decrease was partially offset by an increase in retirees and pension plan expenses of $2 million. Labor savings resulted from a workforce reduction of 1,342 employees related to the 1999 early retirement program.

         Other operating expenses of $85 million for the quarter ended September 30, 2000, increased $1 million, or 1%, compared to the same 1999 period. The principal component of the increase relates to access charges of $9 million and higher management fees of $3 million, offset in part by decreases in bad debt provisions of $5 million, property and municipal taxes of $4 million, advertising of $1 million, and consulting expenses of $1 million.

    WIRELESS:

         Wireless expenses for the quarter ended September 30, 2000, increased $2 million, or 5%, to $40 million from the $38 million reported in the same period of 1999. Labor and benefits increased $4 million, or 80%, to $9 million from $5 million in the same quarter of 1999. The increase was mainly due to higher salaries and labor costs of $4 million, this includes a $1 million retroactive wage increase.

         Other operating expenses decreased $2 million, or 6%, to $31 million from the $33 million reported in the same 1999 period. The principal components of this decrease were lower cost of equipment sold of $1 million, and management fees of $1 million.

EARLY RETIREMENT PROVISION. The Company offered a voluntary early retirement incentive in stages during the third quarter of 1999 to selected employees. Those choosing to retire early received normal medical and life insurance benefits, credit for five additional years of services, and were not penalized for early retirement in the pension benefit calculation. Last year's third quarter results of operations include a $127 million non-cash provision for 816 salaried and union employees who chose to retire.

DEPRECIATION AND AMORTIZATION EXPENSES. Depreciation and amortization of $74 million for the quarter ended September 30, 2000 was $1 million higher than the prior year's quarter.

INTEREST EXPENSE. Interest expense of $19 million for the quarter ended September 30, 2000 primarily resulted from privatization related borrowings. Debt decreased from $1.5 billion on December 31, 1999 to $1.3 billion at September 30, 2000.

EQUITY INCOME FROM JOINT VENTURE. Earnings of $0.5 million were generated from the Company's approximate 25% share in AXESA, the largest yellow page publishing company in Puerto Rico. The Company's share of the earnings commenced in January 2000.

INCOME TAXES. A $17 million tax provision for the second quarter of 2000 reflects a 39% statutory rate. Non-tax deductible goodwill amortization has been added back to arrive at net taxable income.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1999

    REVENUES AND SALES. Revenues for the nine months ended September 30, 2000 increased $52 million, or 5%, to $1,057 million from $1,005 million in the comparable 1999 period.

    WIRELINE:

         Local service revenues include basic voice, telephone and telecommunications equipment rental, value-added services, high-speed private line services, Internet access, public phone service, and installation services. Local service revenues for the nine months ended September 30, 2000 increased $51 million, or 14%, to $426 million from $375 million in the same 1999 period, resulting primarily from increases in revenues from basic rent, private lines, Internet access, public phones, measured services, high speed local private lines, and value-added services of $15 million, $13 million, $11 million, $5 million, $4 million, $2 million, and $1 million, respectively.

         The increase in basic rent of $15 million is primarily due to a shift in access lines toward higher priced flat rated service caused by Internet usage. Access line growth in the nine months ended September 30, 2000 was 1%; compared to 2% for the comparable 1999 period due to facilities based local exchange competition. The waiting list of regular orders for new installations decreased to 20,900 at September 30, 2000 in comparison to 22,200 at December 31, 1999, and 22,800 at September 30, 1999. The decrease in the waiting list, when compared to December 31, 1999, was due to the effort in reducing provisioning time. The increase in local measured service is primarily due to higher business usage.

         Network access revenues include services provided to long distance carriers, competitive local exchange carriers, and cellular and paging operators to originate and terminate calls on our network. Network access revenues for the nine months ended September 30, 2000 increased $41 million, or 16%, to $292 million compared to $251 million for the comparable 1999 period. We received $30 million of additional access revenues from long distance carriers to originate on-island calls, which was the result of our on-island long distance market share loss. An additional $11 million was realized from higher off-island access revenues due to higher competitor off-island traffic.

         Long distance revenues include direct dialed on-island and off-island, operator-assisted, calling card and on-island private line revenues. Long distance revenues decreased $39 million, or 23%, to $130 million for the nine months ended September 30, 2000 from $169 million in the same 1999 period. The decrease was attributable to 26% lower on-island minutes of use, which was partially offset by an increase in off-island minutes-of-use and higher operator assisted set-up fees. Our on-island long distance market share decreased to 60% as of September 30, 2000 due to competition in the on-island market as a result of introducing dialing parity in February 1999. The increase in off-island traffic for the total market has mitigated some of this decrease. For the nine months ended September 30, 2000, new revenues as a result of our entrance in the off-island long distance market were $14 million higher than for the same 1999 period. We commenced off-island long distance service in February 1999.

         Directory and other revenues include directory publishing rights, telecommunication equipment and billing and collecting services to competitor long distance operators. Directory and other revenues for the nine months ended September 30, 2000 increased $1 million, or 2%, to $63 million, from $62 million in the comparable 1999 period mainly due to higher billing, collection and miscellaneous services to carriers.

    WIRELESS:

         Revenues from cellular and paging services and related equipment sales for the nine month period ended September 30, 2000 decreased $2 million to $146 million from $148 million for the comparable 1999 period. Cellular service revenues increased $7 million, or 7%, as a result of the net addition of approximately 53,000 customers versus the same period last year, representing a 20% increase in net customers. Cellular average revenue per customer per month of $38 decreased by $8 as a result of competitive pricing actions and a larger portion of prepaid customers, which have lower average revenue per customer. Prepaid customers increased 34% at September 30, 2000, as compared to the same 1999 period.

         Paging revenues declined $9 million, or 24%, to $28 million during the nine months period ended September 30, 2000 from $37 million for the comparable 1999 period. The decrease was due to a reduction of 43,000 customers versus the same 1999 period because of disconnections related to non-payment and the migration to cellular prepaid plans.

         Other revenues consist of equipment sales, which remained constant at $10 million for the nine months period ended September 30, 2000 as compared to the same 1999 period.

    OPERATING COSTS AND EXPENSES. Operating costs and expenses for the nine months period ended September 30, 2000 decreased $13 million, or 2%, to $632 million from the $645 million for in the same 1999 period.

    WIRELINE:

         Wireline expenses for the nine months period ended September 30, 2000 decreased $32 million, or 6%, to $518 million from the $550 million incurred in the comparable 1999 period. Labor and benefits decreased $45 million, or 14%, to $271 million from $316 million in the same period of 1999, mainly due to decreases in labor of $29 million, and the absence of Hurricane Georges repair and contractor expenses of $28 million, offset by increases in pension, OPEB and ESOP expenses of $4 million, $4 million, and $2 million, respectively. Labor savings resulted from a workforce reduction of 1,342 employees related to the 1999 early retirement program.

         Other operating expenses of $247 million for the nine months period ended September 30, 2000, increased $13 million, or 6%, compared to the same 1999 period. The increase is due to higher accrued management fees of $15 million, and access charges of $16 million, offset by a decrease in cost of equipment sold of $5 million, bad debt provisions of $4 million, property and municipal taxes of $3 million, materials of $2 million, consulting expenses of $2 million and vehicle expenses of $1 million.

    WIRELESS:

         Wireless expenses for the nine months period ended September 30, 2000, increased $19 million, or 20%, to $114 million from the $95 million reported in the same 1999 period. Labor and benefits increased $6 million to $24 million from $18 million in the comparable 1999 period. The principal components of this increase are higher salary and labor costs of $6 million.

         Other operating expenses increased $13 million, or 17%, to $90 million from the $77 million reported in the same 1999 period. The principal components of this increase were higher bad debt provisions of $9 million, commissions of $4 million, and advertising expense of $3 million. These increases reflect an intense competitive market. This increase was offset in part by a decrease in management fees of $2 million and inventory obsolescence reserve of $1 million.

ESOP COMPENSATION EXPENSES. A $26 million non-cash expense was recorded in the first quarter of 1999 representing the PRTA's grant, with an offsetting credit to paid-in-capital.

EARLY RETIREMENT PROVISION. Voluntary early retirement programs were initiated by us in 1999. The first program relates to 131 of the predecessors' employees, who participated in a government sponsored pension plan and retired on March 1, 1999. The predecessors' results of operations for the period ended March 1, 1999 include a $4 million payment to the government to settle the obligation.

         We offered a voluntary early retirement incentive in stages during the 1999 third quarter to selected employees. Those choosing to retire early received normal medical and life insurance benefits, five additional years of service, and were not penalized for early retirement in the pension benefit calculation. Third quarter results of operations of 1999 include a $127 million non-cash provision for 816 salaried and union employees who chose to retire.

DEPRECIATION AND AMORTIZATION EXPENSES. Depreciation and amortization of $222 million for the nine months ended September 30, 2000 was $1 million lower than the prior year period.

INTEREST EXPENSE. Interest expense of $60 million for the nine months ended September 30, 2000 primarily resulted from privatization related borrowings. Debt decreased from $1.5 billion on December 31, 1999 to $1.3 billion at September 30, 2000.

EQUITY INCOME FROM JOINT VENTURE. Earnings of $1.5 million were generated from our approximate 25% share in AXESA, the largest yellow page publishing company in Puerto Rico. Our share of the earnings commenced in January 2000.

INCOME TAXES. A $57 million tax provision for the nine months period ended September 30, 2000 reflects a 39% statutory rate. Non-tax deductible goodwill amortization has been added back to arrive at net taxable income.

EXTRAORDINARY CHARGE. PRTC discontinued the application of SFAS No. 71 with the consummation of the Acquisition on March 2, 1999, due to changes in regulation, the competitive environment and the terms of the Acquisition. A write-down of plant and equipment of $199 million was recorded of which $99.5 million was accounted for as a purchase price adjustment consistent with partial step-up accounting to reflect the fair value of the acquired assets. The remaining $99.5 million was recorded as an extraordinary charge (approximately $60.5 million after-tax).

CONSOLIDATED FINANCIAL CONDITION

                                  NINE MONTHS ENDED SEPTEMBER 30,
                                 --------------------------------
                                 2000         1999         CHANGE
                                 -----        -----        ------
                                      (DOLLARS IN MILLIONS)
Cash flows from (used in):
    Operations                   $ 332        $ 275        $ 57
    Investing                     (122)        (163)         41
    Financing                     (186)        (112)        (74)

INCREASE IN CASH AND CASH EQUIVALENTS

         Cash from operations is sufficient to meet working capital needs and a capital expenditures budget for 2000 of $228 million. While current liabilities exceeded current assets at September 30, 2000, our sources of funds, primarily from operations and to the extent necessary, from readily available external financing arrangements, are sufficient to meet ongoing operating and investing requirements. We expect that presently foreseeable capital requirements will continue to be financed primarily through internally generated funds. Current liabilities exceeded current assets at September 30, 2000 by $35 million due to borrowings of $100 million under a short-term working capital facility, the proceeds of which were used for the prepayment of $100 million of bank debt.

OPERATIONS

         Our primary source of funds continued to be cash generated from operations. The increase in cash from operations primarily reflects improved operating income. Cash from operations increased $57 million for the nine months ended September 30, 2000, as compared to the same 1999 period.

         The increase in cash from operations is directly related to earnings before taxes and other non-cash charges recorded in 1999. Earnings before taxes for the nine months ended September 30, 2000 was $145 million. This compares to earnings before taxes of $85 million for the same period in 1999 after excluding early retirement provision and non-cash ESOP expenses.

INVESTING

         Capital expenditures continued to be our primary use of capital resources. Capital spending for the nine months ended September 30, 2000 was $122 million compared to $163 million for the comparable 1999 period. The $41 million decrease was due to the timing of equipment deliveries from suppliers and contractor work actions. Our capital expenditure program will range from $200 million to $225 million for 2000, financed from internally generated funds.

FINANCING

         Debt reduction for 2000 was $226 million. Outstanding borrowings under bank loans and working capital facilities decreased from $495 million at December 31, 1999 to $269 million at September 30, 2000. The Company executed two new working capital line of credit facilities with Banco Bilbao Vizcaya ("BBV") and Popular, Inc. ("Popular") for $50 million during the second quarter. These facilities replaced a $200 million facility with Popular, which was initiated on March 2, 1999 and expired on March 2, 2000. The interest rate on the credit facilities is LIBOR plus 57.5 basis points, approximating a 7.2% interest rate at September 30, 2000. This is 35 basis points lower than the bank notes.

REGULATORY MATTERS

LONG DISTANCE CALLING PLANS

         Telefonica Larga Distancia ("TLD") has asserted to the Telecommunications Regulatory Board ("TRB") that several of our bundled long distance calling plans are below cost. One of these plans includes competitive prices for off-island and on-island long distance and free weekend on-island calls with a minimum monthly fee. The TRB found the plan was based on cost in a March 2000 ruling, but required us to submit a new cost study by October 2000 to reflect weekend traffic. The cost study has been submitted to the TRB and we await a decision.

ON-ISLAND ACCESS RATE DISPUTE

          We changed our intrastate rate elements in October 1998 based on a cost study. The change involved increasing the common carrier line ("CCL") rate element by 2 cents per minute and decreasing other elements with no change in total revenue requirements. In May 2000, the TRB ordered a 2 cents per minute refund for a portion of the 1999 period and imposed a fine of $250,000, which has been accrued at September 30, 2000. The Appellate Court of Puerto Rico upheld the TRB order in an August 2000 ruling.

PUBLIC TELEPHONE ACCESS RATES

         In June 2000, the Puerto Rico Supreme Court upheld a TRB order of May 1998 to reduce access rates to payphone service providers ("PSP's"). Settlements were reached with the PSP's in the third quarter and a $5 million revenue adjustment was recorded.

PAYPHONE SERVICE PROVIDER DIAL-AROUND COMPENSATION

         The Federal Communication Commission ("FCC") established that PSP's be compensated for "800" or "10XXX" calls at $.24 per call. We had previously neither received compensation as a PSP nor paid compensation to competitor PSP's as a facility-based provider of an 800 on-island line. We reached a settlement in September 2000 with all associated parties for both the revenues owed to us and amounts due to competitor PSP's. Third quarter results include revenues and expenses of $2 million and $1 million respectively, as a settlement of past claims.

RATE MAKING CONSIDERATIONS RELATED TO THE CREATION OF WIRELESS AFFILIATE

         Our Predecessors transferred their net wireless assets on September 1, 1998 to CT, a new subsidiary. Our Predecessors later filed a waiver request with the FCC to record this transfer at book value instead of fair value. Since our Predecessors had not included the costs of wireless operations in the regulated rate setting process, we believe ratepayers did not bear the cost of our Predecessor's wireless investment and the FCC should grant the waiver.

         The FCC denied our Predecessors' waiver request in a November 1999 order. The order concluded that the asset transfer resulted in a gain of $74 million. Of this amount, approximately $18.5 million could be attributable to interstate access charges. Under the initial FCC ruling, we could be required to pass on an equal amount to carriers through reduced rates beginning in 2000.

         We filed a Petition for Reconsideration with the FCC in December 1999 stating that we believe that the FCC did not reach the right conclusion based upon the rate setting process. The FCC requested, and received from one carrier, public comments regarding this issue in June 2000.

         We cannot provide any assurance that the FCC will grant a favorable ruling or that we will be able to recover any of our losses or damages resulting from our Predecessor's actions or unfavorable rulings by the FCC or the TRB.

PRICE CAP REGULATION

         The FCC requires that companies which set interstate access rates based on a price cap formula must use this method for all its affiliates and no affiliate can remain a rate-of-return carrier. PRTC is a rate-of-return carrier and under regulation it had until March 2, 2000 to adopt the formula as it has became a Verizon affiliate upon consummation of the Acquisition. The FCC granted our extension request until July 1, 2001 for administrative ease and is evaluating whether to allow us to remain a rate-of-return Company. The FCC will make a final decision on our waiver extension request prior to July 1, 2001. NECA supported our continued participation in the pools.

RECENT ACCOUNTING PRONOUNCEMENTS

DERIVATIVES AND HEDGING ACTIVITIES

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires that all derivatives be measured at fair value and recognized as either assets or liabilities on the Company's balance sheet. Changes in the fair values of derivative instruments will be recognized in either earnings or comprehensive income, depending on the designated use and effectiveness of the instruments. The FASB amended this pronouncement in June 1999 to defer the effective date of SFAS No.133 for one year. We must adopt SFAS No. 133 no later than January 1, 2001.

         In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which amended SFAS No.
133. The amendments in SFAS No. 138 address certain implementation issues and related to such matters as the normal purchases and normal sales exception, the definition of interest rate risk, hedging recognized foreign-currency-denominated assets and liabilities, and intercompany derivatives. SFAS No. 138 also amends SFAS No. 133 for decisions made by the FASB related to the Derivatives Implementation Group process.

         We have assessed the impact of adopting SFAS No. 133 and SFAS No. 138 and it is expected that the adoption will not have an effect on the Company's results of operations or financial condition.

REVENUE RECOGNITION

         In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," which must be adopted by the fourth quarter of 2000. SAB No. 101 provides additional guidance on revenue recognition, as well as criteria for when revenue is generally realized and earned, and also requires the deferral of incremental direct selling costs.

         We are finalizing the assessment of the impact of SAB No. 101 on our results of operations and financial position. It is not expected to have a material effect on the results of operations.

FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES

         In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishing of Liabilities", which supersedes SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishing of Liabilities." This Statement provides accounting and reporting for transfers and servicing of financial assets and extinguishments of liabilities. Under this Statement, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and liabilities it has incurred, derecognizes financial assets when control has been surrendered and derecognizes liabilities when extinguished.

         This Statement is effective for transfers occurring after March 31, 2001, but the disclosure requirements relating to securitization transactions and collateral are effective for fiscal years ending after December 15, 2000. This Statement will not have an effect on the Company's financial position or results of operations.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE SENSITIVITY

         We are exposed to market risk in the normal course of our business, primarily resulting from the impact of interest rate changes on our cost of borrowings.

         The table that follows summarizes the fair values of our long-term debt as of September 30, 2000 and December 31, 1999. The table also provides a sensitivity analysis of the estimated fair values of such debt assuming 100-basis-point upward and downward parallel shifts in the yield curve. Our sensitivity analysis did not include the fair values of our floating-rate debt because they are not significantly affected by changes in market interest rates.

                                                   FAIR VALUE     FAIR VALUE
                                                    ASSUMING       ASSUMING
                                                   +100 BASIS     -100 BASIS
                                    FAIR VALUE     POINT SHIFT    POINT SHIFT
                                    ----------     -----------    -----------
                                                 (In thousands)
      September 30, 2000           $    955,142   $    916,707   $    996,071
                                   ============   ============   ============
      December 31, 1999            $    948,052   $    905,320   $    993,743
                                   ============   ============   ============

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

         We are a defendant in various legal matters arising in the ordinary course of business including a regulatory issue relating to the creation of the Company's wireless affiliate. After consultation with legal counsel, we believe that the resolution of these matters will not have a material adverse effect on the Company's financial position and results of operation. For more information regarding the creation of the wireless affiliate, please refer to the "Regulatory Matters" section of the Management's Discussion and Analysis. In connection with the Acquisition, the PRTA agreed to indemnify, defend and hold us harmless for specified litigation in excess of $50 million, including one environmental matter.

ITEM 5. Other Information

New Union Contract

         In October 2000, we agreed to new labor contracts with our craft and office workers unions. Renegotiated contracts involving the 3,200 craft workers will now expire in January 2002 and with the 1,750 office workers in October 2003. An aggregate of $10 million reflecting wage increases retroactive to the date of the last contract, will be paid in two $5 million installments in December 2000 and January 2001. The full amount was accrued in the third quarter.

         The weighted average wage increases contained in the contracts is 6.7% in 2000, 6% in 2001, 4.8% in 2002, and 4.7% in 2003. If the workforce remains unchanged, these increases together with other benefit increases and payroll taxes result in higher labor costs over 2000 levels of $16 million and $28 million in 2001 and 2002, respectively.

ITEM 6. Exhibits and Reports on Form 8-K

a)  Exhibits required by Item 601 of Regulation S-K

    12) Statement re: Calculation of the Consolidated Ratio of Earnings to Fixed Charges

    27) Financial Data Schedule

b)  No reports on Form 8-K were filed during the third quarter of 2000.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



    TELECOMUNICACIONES DE PUERTO RICO, INC.



                                         By: /s/ Jon E. Slater
                                            ------------------------------------
                                            Name: Jon E. Slater
                                            Title: Chief Executive Officer
                                            Date: November 13, 2000



                                         By: /s/ Frank P. Gatto
                                            ------------------------------------
                                            Name: Frank P. Gatto
                                            Title: Chief Financial Officer
                                            Date: November 13, 2000



                                         By: /s/ Robert P. Huberty
                                            ------------------------------------
                                            Name: Robert P. Huberty
                                            Title: Chief Accounting Officer
                                            Date: November 13, 2000

                                  EXHIBIT INDEX

         EXHIBIT
          NUMBER                   DESCRIPTION
          ------                   -----------
          10.21     $50,000,000 working capital revolving credit agreement dated as of May 4, 2000, among Telecomunicaciones de Puerto Rico,
                    Inc., as borrower, and Banco Bilbao Vizcaya Argentaria S.A.
                    and Banco Bilbao Vizcaya Puerto Rico, as lenders.
                    Incorporated by reference to Exhibit 10.21 filed on the
                    Company's Form 10-Q for the period ended June 30, 2000
                    (Files 333-85503).

          10.22 $50,000,000 working capital revolving credit agreement dated as of June 2, 2000, among Telecomunicaciones de Puerto Rico,
                    Inc., as borrower, and Banco Popular de Puerto Rico, as lender. Incorporated by reference to Exhibit 10.22 filed on the Company's Form 10-Q for the period ended June 30, 2000
                    (File 333-85503).

          12        Statement Regarding Computation of Ratio of Earnings to
                    Fixed Charges.

          27        Financial Data Schedule as of September 30, 2000.