Form 10-K405
period 2000-12-31
TELECOMUNICACIONES DE PUERTO RICO INC
filed 2001-03-30
CIK 1089357

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

 [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934

                  For the fiscal year ended: December 31, 2000

                                       Or

 [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

                For the transition period from         to
                                               -------    -------

                        Commission File Number 333-85503

                     TELECOMUNICACIONES DE PUERTO RICO, INC.
   --------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

    Commonwealth of Puerto Rico                                    66-0566178
  (STATE OR OTHER JURISDICTION OF                       (IRS EMPLOYER IDENTIFICATION NO.)
   INCORPORATION OR ORGANIZATION)

          1515 FD Roosevelt Ave.
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

                           YES [X]  NO  [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of Telecomunicaciones de Puerto Rico, Inc. voting stock held by non-affiliates at March 30, 2001 amounted to $35,565,600. This amount represents the ESOP vested shares at a per share price established at the Acquisition date. See the Business and Security Ownership of Certain Beneficial Owners sections for details of the Acquisition and Corporate Restructuring and Share Ownership.

Telecomunicaciones de Puerto Rico, Inc. had 25,000,000 shares of no par common stock outstanding at March 30, 2001.

================================================================================

                                      INDEX

PART I

     Item 1.   Business

     Item 2.   Properties

     Item 3.   Legal Proceedings

     Item 4.   Submission of Matters to a Vote of Security Holders


PART II

     Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters

     Item 6.   Selected Financial Data

     Item 7.   Management's Discussion and Analysis of Financial Condition and Results of
               Operations

     Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

     Item 8.   Financial Statements and Supplementary Data

     Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial
               Disclosure


PART III

     Item 10.  Directors and Executive Officers of the Registrant

     Item 11.  Executive Compensation

     Item 12.  Security Ownership of Certain Beneficial Owners and Management

     Item 13.  Certain Relationships and Related Transactions


PART IV

     Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

                                     PART I

ITEM 1. BUSINESS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     In this Form 10-K, the Company has made forward-looking statements. These statements are based on the Company's estimates and assumptions and are subject to risk and uncertainties. Forward-looking statements include information concerning possible or assumed future results of operations, as well as statements preceded or followed by the words "anticipates," "believes," "estimates," "expects," "hopes," "targets" or similar expressions.

     Future results could be affected by subsequent events and could differ materially from those expressed in the forward-looking statements. If future events and actual performance differ from the Company's assumptions, the actual results could vary significantly from the performance projected in the forward-looking statements.

     The following important factors among others could affect future results and could cause those results to differ materially from those expressed in the forward-looking statements: (1) materially adverse changes in economic conditions in Puerto Rico; (2) material changes in available technology; (3) the final resolution of regulatory initiatives and proceedings, including arbitration proceedings, pertaining to, among other matters, the terms of interconnection, access charges, universal service, unbundled network elements and resale rates; and (4) the extent, timing, success and overall effects of competition in the Puerto Rico telecommunications service industry.

OVERVIEW

    We are the largest telecommunications service provider in Puerto Rico and the seventh largest local exchange carrier in the United States as measured by access lines in service. Wireline service, which has been provided since 1914, is marketed under the PRT brand. Wireless cellular and paging service is marketed under the Celulares Telefonica brand. We have approximately 1.3 million access lines in service, including 974,000 residential and 309,000 business lines and held an approximate 30% share of the cellular market in Puerto Rico at December 31, 2000.

     We invested over $1.9 billion from 1995 through December 31, 2000 to expand and enhance our networks. Our digital switching wireline network encompasses over 73,000 fiber miles with speeds of up to OC-192 and supplies direct fiber optic connections to more office buildings than any other service provider on the island. Our cellular network utilizes the time division multiple access ("TDMA") standard.

STRATEGY

     We expect to maintain our wireline market leadership position by improving customer service, providing value, and meeting increasing customer bandwidth requirements. We are focused on reducing service and repair provisioning intervals and improving the responsiveness of our customer care personnel. Customer value will be delivered through bundled plans, including choices of long distance, Internet access, and value-added local services, such as caller ID, call forwarding and call waiting. Our network deployment plans are designed to meet business and government demands for dedicated high-speed bandwidth access, as well as residential demand for Asynchronous Digital Subscriber Line ("ADSL") service to improve Internet speed.

     Our wireless strategy is addressed at retaining our significant base of postpaid cellular customers and targeting high-value customers of our competitors and people that still do not use cellular. We will continue to aggressively deploy enhanced wireless data and messaging services.

THE ACQUISITION AND CORPORATE RESTRUCTURING

     On April 7, 1997, the Government of the Commonwealth of Puerto Rico (the "Government") announced a plan, which resulted in the privatization of the Puerto Rico Telephone Company, Inc. ("PRTC") and Celulares Telefonica, Inc. ("CT"), through a competitive bidding process. On July 21, 1998, a consortium led by GTE Corporation (the "GTE Group") was awarded the right to purchase a controlling interest in Telecomunicaciones de Puerto Rico, Inc. (the "Company" or the "Successor") pursuant to an acquisition agreement (the "Acquisition"). The Company was formed in anticipation of the privatization to hold the stock of PRTC and CT from the Puerto Rico Telephone Authority ("PRTA"), a public corporation and a subsidiary of the Government, in connection with the privatization.

     The closing of the Acquisition occurred on March 2, 1999, in the following manner:

o A subsidiary of GTE Corporation acquired 40.01% plus one share of the Company stock, Popular, Inc., ("Popular") acquired 9.99% and an Employee Stock Ownership Plan ("ESOP") acquired 7% as discussed below.

o The Government received approximately $2.0 billion as part of the Acquisition. Approximately $1.6 billion of this amount was paid as a special dividend.

o In exchange for its 43% interest less one share, the PRTA also agreed to contribute cash or stock worth a total of $200 million as a capital contribution in equal annual installments over five years beginning on March 2, 2000 to reduce the Company's underfunded pension and other post-employment benefit obligations. For the year ended December 31, 2000, the Company received $40 million from the PRTA under this agreement.

     In conjunction with the Acquisition, the PRTA contributed to a newly created ESOP 3% of the Company's shares valued at $26.1 million, and the GTE Group purchased an additional 1% of the Company's shares from the PRTA for $8.7 million, which were contributed to the ESOP. The shares contributed by the PRTA and the GTE Group vested in the employees on March 2, 1999. The ESOP also acquired an additional 3% of the Company's shares with the proceeds of a loan from the Company. These shares were used to establish a $26.1 million contributory investment benefit plan for current and future employees.

     On June 30, 2000, the Company's managing shareholder, GTE Corporation, completed a merger of equals with Bell Atlantic Corporation. After the merger, the combined Company is doing business as Verizon Communications, Inc. ("Verizon"). The Company is now an indirect affiliate of Verizon.

BUSINESS SEGMENTS

     We have two reportable segments, Wireline and Wireless. See Note 18 to the consolidated financial statements for additional information on our segments.

     The Wireline segment provides:

o Local services, including basic voice, telephone and telecommunications equipment rentals, value-added services, high speed private line services, Internet access and public phone service;

o Access services to long distance carriers, competitive local exchange carriers, and cellular and paging operators to originate and terminate calls on our network;

o Long distance services, including direct dial on-island and off-island, operator assisted calls, prepaid calling card and high-speed private line revenues;

o    Directory publishing rights revenues; and

o Telecommunication equipment sales and billing and collection services to competing long distance operators in Puerto Rico.

     The Wireless segment includes cellular and paging services and wireless equipment sales.


REVENUES                                     YEARS ENDED DECEMBER 31,
                                              (DOLLARS IN MILLIONS)
                              -----------------------------------------------------
                                    2000               1999               1998
                              ---------------    ---------------    ---------------
WIRELINE:
Local                         $  577       42%   $  507       38%   $  479       38%
Network Access                   390       28       348       26       300       24
Long Distance                    170       12       210       16       252       20
Directory and Other               59        4        89        6        69        5
                              ------   ------    ------   ------    ------   ------

  Total Wireline               1,196       86%    1,154       86%    1,100       87%
                              ------   ------    ------   ------    ------   ------
WIRELESS:
Cellular                         148       10       134       10       100        8%
Paging                            35        3        46        3        60        4
Wireless Equipment and other      10        1        15        1        11        1
                              ------   ------    ------   ------    ------   ------

  Total Wireless                 193       14%      195       14%      171       13%
                              ------   ------    ------   ------    ------   ------

  Revenues and Sales          $1,389      100%   $1,349      100%   $1,271      100%
                              ======   ======    ======   ======    ======   ======

     Reclassifications of prior years' data have been made to conform to 2000 presentation. For further information refer to the consolidated financial statements.

LOCAL SERVICES

     OVERVIEW

     Local services include basic voice, telephone rental, value-added services, special services, Internet and data access, and installation services. The following table shows the breakdown of residential and business access lines in service, excluding public phones, direct inward dialed business lines, wide area telecommunications services lines, private branch exchange trunks, and cellular and paging customers:

                            ACCESS LINES IN SERVICE


                                            YEAR ENDED DECEMBER 31,
                                       ---------------------------------
                                          2000        1999        1998
                                       ---------   ---------   ---------
                                       (IN THOUSANDS EXCEPT PERCENTAGES)
          Residential                       974        961         947
          Business                          309        304         284
                                          -----      -----       -----

          Total Access Lines in Service   1,283      1,265       1,231
                                          =====      =====       =====

          Growth                            1.4%       2.8%        0.8%

     BASIC VOICE SERVICE

     Basic voice service is the largest component of local service revenues, with $372 million or 27% of total revenues in 2000. Basic voice is a regulated tariff service and rate structures have not changed since 1982. Rates cannot be increased until March 2, 2002 according to the terms of the privatization agreement. Rates are categorized as either residential or business/government and are further divided into five categories based on town boundaries. Residential customers have a choice of selecting an unlimited local calling plan or a measured service plan at a fixed price of 26 cents per call within a local calling area. There are currently 68 local calling areas. Business customers must select a measured service plan.

     The rate distribution for business/government customers varies slightly ranging from $34.60 to $36.65 per month and $46.00 per month when measured service is included. The unlimited local service plan for residential customers varies significantly. San Juan and Ponce residential customers pay $18.80 per month while customers on the island of Culebra in zone 5 pay $7.60 per month. The average residential monthly rate is approximately $13.60, including measured service. These rates exclude a Federal Communications Commission ("FCC") imposed subscriber line charge of $3.50 per month to primary residential and single-line business customers and $6.00 per month to multi-line residential and business customers, as these revenues are classified as access revenues. These rates also exclude other miscellaneous fees for white-page directory listings and touch calling of approximately $1.50 per month each.

     Residential basic voice revenues are sensitive to shifts from lower revenue producing measured service calling plans to higher revenue producing fixed price calling plans. Although access line growth increased only 1.4% in 2000, basic rent revenues increased $20 million, or 9%, in 2000 due principally to shifts in residential demand to higher revenue producing fixed priced calling plans. This shift is attributable to increased Internet usage and more specifically to the Company's promotion of unlimited Internet access.

     TELEPHONE RENTAL

     Approximately 74% of single-line businesses and 50% of residential customers rent telephones, which generated $26 million in revenues in 2000. Rental levels are high compared to U.S. mainland operators as we own the inside wire in a customer's premises and must maintain the inside wire and the phone. The rental option and the associated instrument repair responsibility were eliminated for new orders commencing in October 1999, as the telephone rental revenue stream was less than the cost of customer premises visits for repairs.

     VALUE - ADDED SERVICES

     Value-added services include over 15 voice features, such as caller ID, call waiting, and voice mail. Charges for these features range from $1.50 to $5.00 per month and are also sold in discounted bundled packages. Residential acceptance is widespread with approximately 34% customers purchasing at least one service. Value-added revenues were $41 million in 2000, an increase of $2 million, or 5%, over the prior year.

     SPECIAL SERVICES

     Special services include private high-speed dedicated lines marketed to businesses for data transport. Revenues of $40 million in 2000 represented an increase of $24 million over the prior year. The increase was driven by business demand for high-speed bandwidth and a contract with the Puerto Rico Department of Education to deploy high-speed Internet access in approximately half of the 1,300 public schools in Puerto Rico.

     INTERNET ACCESS

     We market unlimited dial-up Internet access under the PRT.net and Coqui.net brands for approximately $19 per month. We generated $19 million of revenue in 2000 from 110,000 dial-up Internet access customers at December 31, 2000, an increase in customers of 43,000, or 64%, over the prior year.

     PUBLIC PHONES

     Revenues from public telephones in 2000 were $14 million, an increase of $6 million from the prior year. We estimate that we held approximately one-half of the market at December 31, 2000, as measured in fourth quarter 2000 revenues.

     The price of a public phone call was increased in July 1999 from 10 cents for a call of unlimited duration to 25 cents for each 3-minute segment. The revenue increase for 2000 was mainly due to the collection of dial-around compensation for the year and for the period dating to the third quarter of 1998, as well as the full year effect of the 1999 price increase.

     NETWORK ACCESS

     Network access services include services provided to long distance carriers, other local exchange carriers, cellular and paging companies for the origination and termination of calls to and from local customers. These operators pay an access fee based on tariffs or specific interconnection agreements, which have duration of one to three years. We also collect network access fees directly from our customers from FCC-mandated line charges.

     Network access revenues totaled $390 million in 2000 and included the following amounts (in millions):

          o   Long-term support subsidies                       $  90

          o   Interstate High Cost subsidies                       49

          o   Subscriber line charge                               59

          o   Per minute access charges:


              o   Off-island switched & common carrier line        87
              o   Off-island special                               18
              o   On-island switched                               72
              o   Wireless                                         15

     The long-term and High Cost subsidies are received through pooling arrangements administered by the National Exchange Carriers Association ("NECA"). Please refer to the Regulatory and Competitive Trends section of Management's Discussion and Analysis for a discussion of the factors affecting future access revenues and the expected loss or decline in long-term support subsidies.

LONG DISTANCE

     The long distance market in Puerto Rico experienced profound changes over the last few years. The market prior to February 1, 1999 was divided between off-island and on-island. We were prohibited from selling off-island long distance because of a prior non-compete agreement and our competitors were prohibited from selling on-island on an equal access basis. AT&T and Telefonica Larga Distancia ("TLD") were the most significant competitors in the off-island market.

     With the introduction of equal access on February 1st 1999, the off-island and on-island distinction no longer exists. In 1999, we entered the off-island market. The price of a long distance call at December 31, 2000 was the same throughout Puerto Rico and to the U.S. and ranged from 9 cents to 12 cents a minute for peak hours and 8 cents to 10 cents a minute for off-peak hours. These prices reflect a decrease of approximately 3 cents a minute since February 1, 1999, as a result of increased competition.

     The following chart shows our minutes of use in the on-island and off-island long distance market for the years ended December 31, 2000, 1999 and 1998, respectively:


                                            YEAR ENDED DECEMBER 31,
                                          --------------------------
                                           2000      1999       1998
                                          -----     -----      -----
                                                (IN MILLIONS)
          Long distance MOU:
          On-island LD minutes             976      1,254      1,670
          Off-island LD minutes(1)         149         62         --


     (1)  Off-island long distance service commenced February 1, 1999.

     Total long distance revenues of $170 million in 2000 reflected a decline of $40 million as compared with 1999, of which $53 million was primarily due to erosion of the on-island market. The increase in our share of the off-island market has mitigated some of this decrease. The increase in off-island revenues for 2000 was approximately $14 million, as compared to the prior year.

WIRELESS

                          CELLULAR AND PAGING CUSTOMERS


                                      YEAR ENDED DECEMBER 31,
                                 ---------------------------------
                                   2000         1999        1998
                                 --------     --------    --------
                                 (IN THOUSANDS EXCEPT PERCENTAGES)
     Cellular Customers:
     Postpaid                      203          184         156
     Prepaid                       132          101          48
                                   ---          ---         ---

     Total Cellular Customers      335          285         204
                                   ===          ===         ===

     Growth                         18%          40%         51%

     Paging Customers              126          184         219
                                   ===          ===         ===

     CELLULAR SERVICE

     Cellular demand has grown rapidly in recent years due to increased competition, attractive price plans, prepaid calling cards, and wide market acceptance. Total market penetration is estimated at approximately 30%. We offer analog and digital cellular service under the Celulares Telefonica brand in the B block 800-megahertz frequency. There were five facility-based cellular operators providing service throughout the island with varying coverage at the end of December 31, 2000. AT&T and TLD began marketing their service during 1999. Sprint PCS is expected to launch service during the summer of 2001. We hold an approximately 30% of the market share, which is the second largest of any company in Puerto Rico.

     We have 15 stores and kiosks throughout the island, which generate approximately half of the postpaid and prepaid gross additions. The balance is sold through various dealers and agent outlets. Roaming agreements have been signed with AT&T, Verizon Wireless, and Bell South to increase coverage for our customers in the U.S. mainland. We are also offering roaming in other countries, including the Dominican Republic, through Codetel, a Verizon affiliate, and in the U.S. Virgin Islands.

     Customer growth has been driven by increases in both postpaid customers and customers who use our prepaid cellular calling card. Postpaid customer growth of 10% is below prior year growth rate due to the entrance of two additional competitors offering aggressive price plans. Prepaid customer growth was 31%. Prepaid customers are budget conscious consumers who purchase cards with a typical value of $20.

     Average revenue per user ("ARPU") was $38 in 2000, a $5 decrease from the prior year. Postpaid ARPU was $51 in 2000, a $5 decrease from the prior year, as a result of competitive pricing actions. Prepaid ARPU was $17 in 2000.

     Postpaid customer churn was 3.9% per month in 2000, an increase of approximately 1% from the prior year. We believe churn is high compared to U.S. mainland standards because of higher disconnections due to non-payment and the intensity of competition.

     PAGING

     We market a facility-based paging service under the Celulares Telefonica brand through our cellular distribution channels. Our alphanumeric service averages $17 per month, with a $60 instrument purchase. We have experienced a decrease in customers due to the migration of customers to cellular prepaid plans and postpaid cellular plans with free incoming minutes.

DIRECTORY SERVICES

     We received $21 million in publishing revenue in 2000 under a revenue sharing arrangement with VNU World Directories ("VNU"). VNU is the publisher of the white and yellow page directories distributed under the PRT brand and there is no other significant competitive product. We entered into a new 95-year agreement in 1999 with AXESA, a joint venture among VNU, Verizon, and ourselves which provides us a publishing right of 35% of yellow page advertising revenues, plus billing and collection fees that started in June 2000.

BILLING AND COLLECTION SERVICES

     We generated revenues of $22 million in 2000 from billing and collection services to AT&T and TLD, the two largest competitive off-island long distance carriers. Both carriers generate roughly equal billing and collection volumes. The AT&T contract expires in December 2001 and the TLD contract expires in October 2003.

NETWORK INFRASTRUCTURE

     We invested approximately $1.9 billion from 1995 to 2000 including $209 million in 2000 to expand and enhance our networks.

WIRELINE NETWORK

     Our 100% digital switching network includes 29 local host central offices and two access tandems to ensure redundancy and network reliability. Our network has the following characteristics:

     o Approximately 80% of our transmission circuits use fiber optic systems; consisting of 73,000 miles of fiber optic cable in fiber-ring and point-to-point configurations.

     o The entire transmission network for the San Juan Metropolitan Area uses self-healing SONET rings operating at bandwidths up to OC-192 with fiber cable connected to over 200 office buildings.

     o Approximately 39% of outside cable serving the local loop is underground.

     o Our switching network and transmission systems are monitored by a Network Monitoring Center, which operates 24 hours per day.

     o Our Remote Access Server ("RAS") network includes 26 nodes located throughout the island connecting Internet customers through 16,000 modems.

     We have completed the installation of an ATM network, which provides high-speed data and Internet transmission on a separate network. The ATM network includes 15 nodes located throughout the island.

     The ADSL network provides high speed Internet access to approximately 2,800 ports in four major cities in the metropolitan area. During 2001, we expect to complete the installation of 10,000 additional ports. This will allow us to provide service throughout the metropolitan area and major cities throughout the island.

WIRELESS NETWORK

     We operate both an analog and a TDMA digital network using the IS-136 standard. Our network contains approximately 12,000 voice channels, representing 74% digital and 26% analog. We believe our island-wide coverage is superior to those of our competitors in that we have 177 cells and 15 micro-cells covering the entire island.

EMPLOYEES

     Our workforce totaled approximately 6,400 employees at December 31, 2000. Approximately 77% of all full-time employees are members of two unions, the Union of Independent Telephone Workers, known as UIET, and the Brotherhood of Independent Telephone Workers, known as HIETEL. Union membership is mandatory for certain job categories. A new contract was signed in the fall of 2000 with both unions. The UIET contract involving 3,200 craft workers expires in January 2002; the HIETEL contract involving 1,700 members expires in October 2003.

     The new contracts contain wage increases of 6.7% in 2000, 6% in 2001, 4.8% in 2002, and 4.7% in 2003. If the union workforce remains unchanged, these increases, together with other benefit increases and payroll taxes will result in higher labor costs over 2000 levels of $16 million and $28 million in 2001 and 2002, respectively.

     A voluntary early retirement program was offered to 148 qualified management employees in December 2000. A total of 95 employees elected to participate before December 31, 2000 and their retirement became effective on February 9, 2001. A $19 million non-cash charge was included in 2000 results of operations relating to this program. There were 13 additional employees who elected to participate in the program during the first quarter of 2001. A $3 million non-cash provision will be reflected in the Company's results of operations during the first quarter of 2001.

FRANCHISES AND LICENSES

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

     Many of our properties contain underground and aboveground storage tanks used for the storage of fuel. Some of these tanks may have leaked or otherwise caused contamination. We have remediated known contamination at a number of properties. We cannot be sure, however, that we have discovered all contamination or that the regulatory authorities will not request additional remediation at sites that have previously undergone remediation.

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

REGULATORY ENVIRONMENT IN PUERTO RICO

     We are regulated by the FCC and the Telecommunications Regulatory Board of Puerto Rico ("TRB") and are subject to the Federal Telecommunications Act of 1996 ("the Act") and the Puerto Rico Telecommunications Act. The Act opened our local exchange market to competition and there is one significant competitive local exchange carrier operating on the island. Additionally, at February 1, 1999 dialing parity was implemented based on a FCC mandate. Dialing parity effectively opened up the off-island and on-island long distance market to competition.

     Our wireline prices are established on the basis of rate-of-return regulation and we have agreed not to increase local basic rates before March 2, 2002. The TRB has not yet implemented a local Universal Service mechanism. Our wireless business is not subject to price regulation.

     Regulatory proceedings before the TRB have generally involved interconnection and disputes relating to access charges. The resolution of these matters is not expected to have an adverse effect on our financial results. For more information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Regulatory and Competitive Trends."

ITEM 2. PROPERTIES

                          PROPERTY, PLANT AND EQUIPMENT

     Our gross investment in property, plant and equipment was approximately $3.9 billion at December 31, 2000 and $3.8 billion at December 31, 1999, distributed as follows:

                                                     2000     1999
                                                    -----    -----
     Outside plant                                   48.7%    48.3%
     Central office and transmission equipment       29.8     29.6
     Other equipment                                  9.6      9.6
     Land and buildings                               8.9      9.2
     Plant under construction                         3.0      3.3
                                                    -----    -----
                                                      100%     100%

     "Outside plant" consists primarily of aerial cable, underground cable, conduit and wiring, cellular plant, and telephone poles. "Central office and transmission equipment" mainly consists of switching equipment, transmission equipment and related facilities. "Other equipment" includes public telephones, motor vehicles, special purpose vehicles, furniture, and capital leases. "Land and buildings" consists of land, building and leasehold improvements.

                                   PROPERTIES

     We have facilities in all the major population centers of San Juan, Mayaguez, Ponce, Fajardo, Humacao, Arecibo, Aguadilla, and Guayama and in some smaller towns. Facilities as of December 31, 2000 include the following:

                                                                         OWNED   LEASED
                                                                         -----   ------
     o Administrative Offices                                              11       16
     o Commercial & Customer Service stores & offices                       3       15
     o Wireless Stores and Kiosks                                          --       15
     o Standalone Wireline Switching Center Buildings                      89        6
     o Inside & Outside Remote Switching Units                            148      221
     o Wireless Cell Sites                                                 20      172
     o Standalone Operational Centers (repair, dispatch, assignment)       15        9
     o Warehouses                                                           2       --

     All of these properties are generally in good operating condition and are adequate to satisfy the needs of the business.

ITEM 3. LEGAL PROCEEDINGS

     We are a defendant in various legal matters arising in the ordinary course of business including a regulatory issue relating to the creation of the Company's wireless affiliate. We, after consultation with legal counsel, believe that the resolution of these matters will not have a material adverse effect on the Company's financial position and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Regulatory and Competitive Trends" for more information regarding these matters. In connection with the Acquisition, the PRTA agreed to indemnify, defend and hold the Company harmless for specified litigation in excess of $50 million in the aggregate, including one environmental matter.

     We are regulated by the FCC for inter-state wireline services and by the Puerto Rico Telecommunications Board ("TRB") for intra-state wireline services. We are a party related to administrative procedures involving access charges disputes. The resolution of these matters is not expected to have a material adverse effect on the Company's financial condition and results of operations.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(A)  MARKET FOR COMMON STOCK

     While there is no established trading market for the Company's common stock, the shares are valued annually by the ESOP Trustees investment advisors. The appraisal is used to value cash distributions to qualified ESOP participants and measure the Company's share performance for employees who participate in the ESOP Investment Plan.

(B) HOLDERS

     There were 25 million outstanding shares of common stock and four shareholders of record at December 31, 2000.

(C) DIVIDENDS

     Our shareholders agreement states that dividends equal to at least 50% of net income will be payable quarterly to the extent funds are legally available. No dividends were declared for the years ended December 31, 2000 and 1999. The Company had accumulated deficits of $7 million at December 31, 2000 and $133 million at December 31, 1999. The senior note indentures and credit facility agreements do not contain dividend restrictions.

ITEM 6. SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL AND OPERATIONAL DATA

    The following table was derived from our audited consolidated financial statements and the audited financial statements of PRTC and CT ("Predecessors") for the designated periods. You should read the following data together with (a) our Predecessor's historical financial statements and the notes thereto (i) as of and for the period ended December 31, 1998 and (ii) as of and for the period from January 1, 1999 to March 1, 1999; and (b) our historical consolidated financial statements and the notes thereto as of and for the year ended December 31, 2000 and for the period from March 2, 1999 to December 31, 1999, all of which have been audited by Deloitte & Touche LLP, independent auditors, and appear elsewhere in this report. Our results of operations and financial condition differ materially from those previously reported due primarily to:

o The incurrence of $1.6 billion of debt and related interest expense in connection with the Acquisition;

o    The change to a tax paying company;

o Voluntary early retirement programs introduced in 1999 resulting in non-cash provisions of $207 million;

o The accrual of management fees and royalties owed to Verizon (as GTE's successor);

o The introduction of dialing parity in the on-island long distance market and our entrance into the off-island long distance market;

o Revaluation of assets and liabilities to reflect purchase accounting relating to the Acquisition; and

o    The discontinuation of regulatory accounting principles.

                                                    COMPANY                                         PREDECESSORS
                                          --------------------------       --------------------------------------------------------
                                                            MARCH 2        JANUARY 1
                                                            THROUGH         THROUGH                YEARS ENDED DECEMBER 31,
                                          DECEMBER 31,      DECEMBER        MARCH 1,       ----------------------------------------
                                              2000            1999            1999           1998            1997            1996
                                          ------------      --------       ---------       --------       ---------        --------
                                                                             (DOLLARS IN MILLIONS)
INCOME STATEMENT DATA (4):
  Revenues and Sales                        $1,389.0        $1,126.3        $  223.3       $1,270.7        $1,234.1        $1,201.4
  Operating Costs and Expenses               1,158.7         1,180.3           221.8        1,049.5           992.0         1,061.3
                                            --------        --------        --------       --------        --------        --------
  Operating Income (Loss)                      230.3           (54.0)            1.5          221.2           242.1           140.1
  Interest Income (Expense), Net               (76.5)          (65.1)             .4            3.2             3.7             1.6
  Equity Income from Joint Venture               2.0              --              --             --              --              --
  Income Tax (Expense) Benefit                 (40.4)           46.4              --             --              --              --
                                            --------        --------        --------       --------        --------        --------
  Income (Loss) Before Extraordinary
    Charge and Cumulative Effect of
    Accounting Change                          115.4           (72.7)            1.9          224.4           245.8           141.7
  Extraordinary Charge                            --           (60.5)             --             --              --              --
  Cumulative Effect of Accounting
    Change, net of tax                          10.8              --              --             --              --              --
                                            --------        --------        --------       --------        --------        --------
  Net Income (Loss)                         $  126.2        $ (133.2)       $    1.9       $  224.4        $  245.8        $  141.7
                                            ========        ========        ========       ========        ========        ========

OTHER FINANCIAL DATA:
  Depreciation and Amortization             $  298.5        $  241.9        $   50.4       $  296.5        $  279.2        $  254.6
  Cash Flows from Operations                   485.5           316.1            55.9          613.8           508.2           504.1
  Capital Expenditures, including removal      213.1           240.1            33.2          288.0           362.2           391.4
  costs
  Cash Flows used in Investing                 206.9           246.4            33.1          279.6           351.3           380.7
  Cash Flows from Financing                   (293.3)          (96.8)           14.2         (319.8)         (178.7)         (103.5)
  EBITDA (1)                                   528.8           187.9            51.9          517.7           521.3           394.7
  EBITDA Margin (2)                               38%             17%             23%            41%             42%             33%
  Ratio of Earnings to Fixed Charges(3)          3.0            (0.8)

                                                                                 PREDECESSORS
                                                 COMPANY              ------------------------------------
                                          ----------------------               AS OF DECEMBER 31,
                                            AS OF DECEMBER 31,        ------------------------------------
                                            2000         1999           1998          1997          1996
                                          --------     ---------      --------      --------      --------
                                                               (DOLLARS IN MILLIONS)
BALANCE SHEET DATA:
  Current Assets                          $  415.6      $  411.6      $  435.4      $  379.7      $  410.1
  Property, Plant and Equipment, Net       1,672.3       1,742.5       1,987.9       2,019.1       1,947.0
  Total Assets                             2,766.8       2,827.7       2,456.6       2,434.8       2,388.0
  Current Liabilities                        609.5         845.7         347.2         243.6         278.7
  Total Debt                               1,167.5       1,497.4           0.8           1.2           1.4
  Shareholders' Equity                       497.8         369.6       1,812.7       1,925.0       1,851.3


                                                           COMPANY                   PREDECESSORS
                                                 -------------------------  ------------------------------
                                                    AS OF        AS OF             AS OF DECEMBER 31,
                                                 DECEMBER 31, DECEMBER 31,  ------------------------------
                                                    2000         1999         1998        1997       1996
                                                 ------------ ------------  -------      ------     ------
OPERATING DATA:
  Access Lines in Service (000)                      1,283       1,265       1,231       1,221       1,156
  Wireless subscribers:
    Cellular (000)                                     335         285         204         135         153
    Paging (000)                                       126         184         219         235         200
  Total Access Lines (per 100 households)               74          74          75          76          74
  Number of full-time Employees                      6,417       6,614       7,703       7,863       7,971
  Access Lines/Wireline Employee                       226         207         169         164         153
  Cellular Average Monthly Service Revenue Per
   User                                             $   38      $   43      $   49      $   59      $   71

----------

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

(4) Reclassifications of prior periods' data have been made to conform to current year presentation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE ACQUISITION AND CHANGE IN ACCOUNTING BASIS

     Our results of operations and financial position as of December 31, 2000 reflect the adoption in March 1999 of a new accounting basis for our assets and liabilities and the consequences of becoming a tax paying enterprise as a result of the Acquisition. The revaluation of assets and liabilities reflects the value paid by the GTE Group to acquire their 50% plus one share interest in the Company in excess of the historical book value of the assets and liabilities acquired. As a result of the Acquisition, our results of operations and financial position for periods ending after March 2, 1999 differ materially from those previously reported by the Predecessors primarily due to the items discussed above and the following:

o The incurrence of $1.6 billion of debt and related interest expense in connection with the Acquisition;

o    The accrual of management fees and royalties owed to Verizon;

o The introduction of dialing parity in the on-island long distance market and our entrance into the off-island long distance market; and

o    The discontinuation of regulatory accounting principles.

RESULTS OF OPERATIONS

    The comparison for the years 2000 and 1998 is for the full twelve-month period and for 1999 combines the results of the Predecessors with the results of the Company. In the discussion, references to the Company also include our Predecessors. The comparability of revenues before and after the Acquisition was not affected by a change in accounting basis. Accordingly, in the discussion of revenue trends, we have not distinguished between the operations of the Predecessors before March 1, 1999 and of the Company after this date.

    We have two reportable segments, Wireline and Wireless. See Note 18 to the consolidated financial statements for additional information on our segments. Reclassifications of prior years' data have been made to conform to the 2000 presentation.

    The Wireline segment provides:

o Local services, including basic voice, telephone and telecommunications equipment rentals, value-added services, high speed private line services, Internet access and public phone service;

o Access services to long distance carriers, competitive local exchange carriers, and cellular and paging operators to originate and terminate calls on our network;

o Long distance services, including direct dial on-island and off-island, operator assisted calls, prepaid calling card and high-speed private line revenues;

o    Directory publishing rights revenues; and

o Telecommunication equipment sales and billing and collection services to competing long distance operators in Puerto Rico.

    The Wireless segment includes cellular and paging services and wireless equipment sales.

REVENUES

                                                                YEARS ENDED DECEMBER 31,
                                                                  (DOLLARS IN MILLIONS)
                                       --------------------------------------------------------------------
                                               2000                   1999                      1998
                                       -------------------     -------------------        -----------------
         WIRELINE:
         Local                         $   577          42%    $   507          38%       $  479         38%
         Network Access                    390          28         348          26           300         24
         Long Distance                     170          12         210          16           252         20
         Directory and Other                59           4          89           6            69          5
                                       -------        ----     -------        ----        ------      -----

            Total Wireline               1,196          86%      1,154          86%        1,100         87%
                                       -------        ----     -------        ----        ------      -----

         WIRELESS:
         Cellular                          148          10         134          10           100          8%
         Paging                             35           3          46           3            60          4
         Wireless Equipment and other       10           1          15           1            11          1
                                       -------        ----     -------        ----        ------      -----

            Total Wireless                 193          14%        195          14%          171         13%
                                       -------        ----     -------        ----        ------      -----

            Revenues and Sales         $ 1,389         100%    $ 1,349         100%       $1,271        100%
                                       =======        ====     =======        ====        ======      ======

EXPENSES AND CHARGES

                                                                           YEARS ENDED DECEMBER 31,
                                                                             (DOLLARS IN MILLIONS)
                                                                  ----------------------------------------
                                                                      2000         1999           1998
                                                                  ------------ -------------  ------------
                  WIRELINE:

                  Labor and benefits                                 $  368        $  407         $ 411
                  Other operating expenses                              333           334           296
                                                                     ------        ------         -----
                     Total Wireline                                     701           741           707

                  WIRELESS:

                  Labor and benefits                                 $   32        $   25         $   9
                  Other operating expenses                              109           110            37
                                                                     ------        ------         -----
                     Total Wireless                                     141           135            46

                  OTHER:

                  ESOP compensation expense                              --            26            --
                  Early retirement provision                             19           207            --
                  Depreciation and amortization                         298           292           297
                  Interest and others                                    77            64            (3)
                  Equity income in joint venture                         (2)          --             --
                  Income tax expense (benefit)                           40           (46)           --
                  Extraordinary item (FAS #71) - net of tax              --            61            --
                  Cumulative  effect of accounting change - net
                    of tax                                              (11)           --            --
                                                                     -------       ------         -----

                  Net income (loss)                                  $  126        $ (131)        $ 224
                                                                     ======        ======         =====

OPERATING DATA

                                                                         YEARS ENDED DECEMBER 31,
                                                                 ---------------------------------------
                                                                    2000          1999           1998
                                                                 ----------    ----------     ----------
                  Access Lines in Service (000's):
                      Residential                                       974           961            947
                      Business                                          309           304            284
                                                                 ----------    ----------     ----------
                  Total                                               1,283         1,265          1,231

                  On-island LD Minutes (millions)                       976         1,254          1,670

                  Off-island LD Minutes (millions)(1)                   149            62             --

                  Cellular Customers (000's):
                      Postpaid                                          203           184            156
                      Prepaid                                           132           101             48
                                                                 ----------    ----------     ----------
                  Total                                                 335           285            204

                  Cellular ARPU                                        $ 38          $ 43           $ 49

                  Paging Customers (000's)                              126           184            219

---------
(1) Off-island long distance service commenced February 1, 1999.

YEAR ENDED DECEMBER 31, 2000 COMPARED WITH YEAR ENDED DECEMBER 31, 1999

    REVENUES AND SALES. Revenues for the year ended December 31, 2000 increased $40 million, or 3%, to $1,389 million from $1,349 million in 1999.

    WIRELINE:

         Local service revenues include basic voice, telephone and telecommunications equipment rental, value-added services, high-speed private line services, Internet access, public phone service, and installation services. Local service revenues for the year ended December 31, 2000 increased $70 million, or 14%, to $577 million from $507 million in 1999. The increase resulted primarily from increases in revenues from basic rent, ATM private lines, Internet access, high speed private lines, public phones, measured services, and value-added services of $20 million, $17 million, $14 million, $8 million, $6 million, $4 million, and $2 million, respectively.

         The increase in basic rent revenues of $20 million is primarily due to a shift in access lines towards higher-priced flat rate service caused by increased Internet usage. Access line growth in the year ended December 31, 2000 was 1.4%; compared to 2.8% for the comparable 1999 period, due to facilities based local exchange competition. The waiting list of regular orders for new installations decreased to 14,300 at December 31, 2000 compared to 22,200 at December 31, 1999. The decrease in the waiting list was a result of our effort to reduce provisioning time. The increase in local measured service is primarily due to higher business usage.

         Network access revenues include services provided to long distance carriers, competitive local exchange carriers, and cellular and paging operators to originate and terminate calls on our network. Network access revenues for the year ended December 31, 2000 increased $42 million, or 12%, to $390 million compared to $348 million for 1999. We received $34 million of additional access revenues from long distance carriers to originate on-island calls, which was the result of our on-island long distance market share loss.

         Long distance revenues include direct dial on-island and off-island, operator-assisted calls, prepaid calling card and on-island private line revenues. Long distance revenues decreased $40 million, or 19%, to $170 million for the year ended December 31, 2000 from $210 million in 1999. The decrease was attributable to 22% lower on-island minutes of use, which was partially offset by an increase in off-island minutes-of-use, higher operator assisted set-up fees and long distance private lines. For the year ended December 31, 2000, long distance revenues as a result of our entrance into the off-island long distance market were $14 million higher than for the year ended December 31, 1999. We commenced providing off-island long distance service in February 1999.

         Directory and other revenues include directory publishing rights, telecommunication equipment and billing and collection services to competitor long distance operators. Directory and other revenues for the year ended December 31, 2000 decreased $30 million, or 34%, to $59 million, from $89 million for the year ended December 31, 1999, due mainly to the effect of the adoption of Staff Accounting Bulletin No. 101 ("SAB 101") of approximately $26 million and a reduction in equipment sales of $8 million which were offset in part by an increase of $14 million for billing and collection services to carriers.

         Also, during 2000 we changed the method of accounting for directory publishing revenues and related expenses from the amortization method to the publication method, which became effective on January 1, 2000. This change resulted in a decrease of approximately $5 million in directory publishing revenues in 2000 as compared to 1999. See Note 3 to the consolidated financial statements for more details related to this accounting change.

    WIRELESS:

         Revenues from cellular and paging services and related equipment sales for the year ended December 31, 2000 decreased $2 million, or 1%, to $193 million from $195 million in 1999. Cellular service revenues increased $14 million, or 10%, as a result of the net addition of approximately 50,000 customers versus last year, representing an increase of 18%. Cellular average revenue per customer per month of $38 decreased by $5 as a result of competitive pricing actions and a larger portion of prepaid customers, which have lower average revenue per customer. Prepaid customers increased 31% at December 31, 2000, as compared to the year ended December 31, 1999.

         Paging revenues declined $11 million, or 24%, to $35 million for the year 2000 from $46 million for the prior year. The decrease was due to a reduction of 58,000 customers due to migration of customers to cellular prepaid plans and postpaid cellular plans with free incoming minutes.

         Other revenues decreased $5 million to $10 million for the year ended December 31, 2000 as compared to 1999. This decrease was mainly due to a reduction of approximately $3 million in equipment sales for 2000 as compared to 1999. This was due to lower gross additions.

    OPERATING COSTS AND EXPENSES. Operating costs and expenses for the year ended December 31, 2000 decreased $34 million, or 4%, to $842 million from the $876 million reported for 1999.

    WIRELINE:

         Wireline expenses for the year ended December 31, 2000 decreased $40 million, or 5%, to $701 million from the $741 million incurred in 1999. Labor and benefits expenses decreased $39 million, or 10%, to $368 million from $407 million in 1999, mainly due to decreases in salaries of $27 million and the absence of Hurricane Georges repair and related contractor expenses of $19 million. These decreases were offset in part by an increase in pension and OPEB's expenses of $5 million. Labor savings were the result of a workforce reduction of 1,342 employees resulting from to the 1999 early retirement programs. The 1999 one-time charge related to this program had the effect of increasing 2000 pension and OPEB's expenses.

         Other operating expenses of $333 million for the year ended December 31, 2000, decreased $1 million compared to 1999. The decrease is due in part to the effect of the adoption of SAB 101, which resulted in a decrease of approximately $26 million and a decrease in the cost of equipment sold of $15 million in 2000. This decrease was partially offset by higher management fees and royalties of $16 million, access charges of $14 million, advertising expense of $5 million, commissions of $2 million and consulting expenses of $2 million.

    WIRELESS:

         Wireless expenses for the year ended December 31, 2000, increased $6 million, or 4%, to $141 million from the $135 million reported in 1999. Labor and benefits increased $7 million, or 28%, to $32 million from $25 million reported in 1999. The principal components of this increase are higher labor costs of $7 million related to more fulltime employees.

         Other operating expenses decreased $1 million, or 1%, to $109 million from the $110 million reported in 1999. The principal components of this decrease were reduced outsourced billing and operator services of $5 million and a gain on the sale of assets of $8 million, offset in part by an increase in advertising expense of $4 million, roaming charges of $4 million and commissions of $3 million.

         ESOP COMPENSATION EXPENSE. A $26 million non-cash expense was recorded in the first quarter of 1999 representing the PRTA's grant, with an offsetting credit to paid-in-capital.

         EARLY RETIREMENT PROVISION. The Company offered a voluntary early retirement program to qualified management employees during the fourth quarter of 2000. Those choosing to retire received a credit for three years additional service, five years of additional age, were immediately eligible for retiree medical benefits, and were not penalized for early retirement in the calculation of their pension benefits. The effective date of the early retirement program was February 9, 2001. A $19 million non-cash provision was recorded in 2000 in connection with the early retirement program. At December 31, 2000, there were 95 employees who elected to participate in this program, which represents an acceptance rate of 71%. There were 13 additional employees who elected to participate in the program during the first quarter of 2001. A $3 million non-cash provision will be reflected in the Company's results of operations during the first quarter of 2001.

         Voluntary early retirement programs were offered in stages throughout 1999. Those choosing to retire received normal medical and life insurance benefits, a credit of five additional years of service, and were not penalized in the calculation of their pension benefits. A $207 million non-cash provision was recorded for the 1,342 people who accepted the programs.

         DEPRECIATION AND AMORTIZATION EXPENSES. Depreciation and amortization expenses of $298 million for the year ended December 31, 2000 was $6 million higher than the prior year, an increase of 2%. This increase is directly related to the increase in gross property, plant and equipment of approximately 3%.

         INTEREST EXPENSE. Interest expense of $77 million for the year ended December 31, 2000 primarily resulted from privatization related borrowings. Debt decreased from approximately $1.5 billion at December 31, 1999 to $1.2 billion at December 31, 2000.

         EQUITY INCOME FROM JOINT VENTURE. Earnings of $2 million were generated from our approximate 25% share in AXESA, the largest yellow page publishing company in Puerto Rico. Our share of the earnings commenced in January 2000.

         INCOME TAXES. A $40 million tax provision for the year ended December 31, 2000 reflects a 26% effective tax rate. The difference between the effective and the statutory tax rate of 39%, or $20 million, primarily reflects permanent differences of $12 million related to interest accretion on the Government subscription receivable, which is a capital contribution, additional tax deductions not expensed for financial statement purposes amounting to $14 million (including the effect of additional taxable income and deductible expense information obtained during 2000 with regards to the Company's 1999 original and amended income tax filings), offset by other tax adjustments of $6 million.

         EXTRAORDINARY CHARGE. PRTC discontinued the application of SFAS No. 71 with the consummation of the Acquisition on March 2, 1999, due to changes in regulation, the competitive environment and the terms of the Acquisition. A write-down of plant and equipment of $199 million was recorded, of which $99.5 million was accounted for as a purchase price adjustment consistent with partial step-up accounting to reflect the fair value of the acquired assets. The remaining $99.5 million was recorded as an extraordinary charge (approximately $60.5 million after-tax).

         CUMULATIVE EFFECT OF ACCOUNTING CHANGE. During the fourth quarter of 2000, the Company changed its method of accounting for directory-publishing revenues and related expenses from the amortization method to the publication method, adopted retroactively to January 1, 2000.

         Revenues are recognized under the amortization method over the life of the publishing cycle, generally one year, and expenses are deferred. Under the publication method, such revenues are recognized at the date the directory is published and substantially delivered.

         The change was made because the new method more accurately reflects the operating cycle for the publishing of directories, which is substantially complete on the date the directory is published and substantially delivered. In addition, the new method conforms to revenue recognition practices in the publishing and telecommunications industry.

         The cumulative pre-tax effect of applying this accounting change to prior years is recognized as of January 1, 2000 as a one-time, non-cash benefit of $18 million. The effect of applying the new method for the year ended December 31, 2000 is to increase revenues and operating income by $12 million. The difference between the 1999 and 2000 pre-tax effect is due to a reduction in the publishing right from 53% to 35% of gross directory advertising revenues generated by AXESA.

         During the fourth quarter of 2000, we changed our revenue recognition accounting method, related to activation revenues, in accordance with SAB 101. Under the new accounting method adopted retroactively to January 1, 2000, the activation revenues are deferred and amortized over the estimated life of the customer. The cumulative effect of the accounting change resulted in a reduction of both revenues and expenses of $29 million. Therefore, this accounting change did not have an effect on our net income for the year ended December 31, 2000.

YEAR ENDED DECEMBER 31, 1999 COMPARED WITH YEAR ENDED DECEMBER 31, 1998

    REVENUES AND SALES. Revenues for the year ended 1999 increased $78 million, or 6%, to $1,349 million from the $1,271 million in the comparable period in 1998.

    WIRELINE:

         Local service revenues include revenue generated from basic voice, telephone rental, value-added services, special services, Internet access, and installation services. Local service revenues for the year ended December 31, 1999 increased $28 million, or 6%, to $507 million from $479 million in 1998, resulting primarily from increases in measured service, installation charges, private lines and residential lines of $13 million, $6 million, $4 million and $4 million, respectively.

         Access line growth in the year ended December 31, 1999 was only 2.8%, mainly due to Hurricane George's effects. The waiting list of orders for new installations decreased to 22,200 at December 31, 1999 from 36,600 at December 31, 1998.

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

         Long distance revenues include direct dial on-island and off-island, operator-assisted calls, prepaid calling card and on-island private line revenues. Long distance revenues decreased $42 million, or 17%, to $210 million for the year ended December 31, 1999 from $252 million in 1998. The decrease was attributed to 21% lower on-island minutes of use, which was partially offset by an increase in off-island minutes-of-use and higher operator assisted set-up fees. Competition in the on-island market accelerated in February 1999 with the introduction of dialing parity. From February through December 1999 we experienced erosion in the long distance market share. We realized $11 million in new revenues as a result of our entrance in the off-island long distance market in February 1999.

         Directory and other revenues for the year ended December 31, 1999 increased $20 million, or 29%, to $89 million, from $69 million in 1998. Directory revenues in 1999 increased $2 million over 1998. Billing and collecting services and other services to carriers increased $6 million. In addition, the sale of equipment increased $11 million mainly due to a contract with the Puerto Rico Department of Education.

    WIRELESS:

         Revenues from cellular and paging services increased $24 million, or 14%, to $195 million in the year ended December 31, 1999 compared to $171 million in 1998. Cellular service revenues increased $34 million, or 34%, as a result of the net addition of approximately 81,000 subscribers in the year ended December 31, 1999, which represents a net increase in subscribers of 40% from December 31, 1998. Cellular average revenue per unit of $43 for the year ended December 31, 1999 decreased by $6 from the comparable period in 1998. The reduction is the result of the offering of lower prices to maintain our competitiveness and new entrants in 1999 and an increase in the number of prepaid plans, which have lower average revenue per unit.

         Paging revenues declined $14 million, or 23%, to $46 million during the year ended in December 31, 1999 from $60 million in the year ended December 31, 1998. The decrease was due to a reduction of approximately 35,000 subscribers or 16% during 1999 because of the migration to cellular pre-paid plans as well as high disconnections related to non-payments.

         Other revenues include equipment sales, which increased $4 million, or 36%, to $15 million during the year ended December 31, 1999 from $11 million in the year ended December 31, 1998. This was a result of higher gross additions.

    OPERATING COSTS AND EXPENSES. Operating costs and expenses for the year ended December 31, 1999 increased $123 million, or 16%, to $876 million from the $753 million compared to December 31, 1998.

    WIRELINE:

         Wireline expenses for the year ended December 31, 1999 increased $34 million, or 5%, to $741 million from the $707 million incurred in 1998. Labor and benefits decreased $4 million, or 1%, to $407 million mainly due to lower medical claims of $14 million, offset by an increase in employee benefits and other related expenses of $7 million and contractor expenses of $3 million.

         Other operating expenses of $334 million increased $38 million, or 13%, when compared to the year ended December 31, 1998. The principal component of the increase related to property and municipal taxes of $46 million, management fees and royalties of $32 million, and higher bad debt provisions of $21 million, offset in part by a decrease in contract services of $37 million, lower inventory obsolescence provisions of $7 million, telemarketing and consulting expenses of $5 million, cost of equipment sold of $4 million, commissions of $3 million, advertising expense of $2 million and travel and entertainment expenses of $1 million.

    WIRELESS:

         Wireless expenses for the year ended December 31, 1999 increased $89 million to $135 million from the $46 million reported in 1998. Labor and benefits expenses increased $16 million to $25 million as a result higher labor and employee related benefits of approximately $15 million.

         Other operating expenses increased $73 million to $110 million from the $37 million reported in 1998. The principal components of this increase were higher outsourced billing and operator services of $16 million, commissions of $13 million, cost of equipment sold of $13 million, bad debt provisions of $9 million, advertising expenses of $5 million, management fees and royalties of $4 million, access charges of $4 million, property and municipal taxes of $3 million and contract services of $3 million.

         EARLY RETIREMENT PROGRAMS. Voluntary early retirement programs were offered in stages throughout 1999. Those choosing to retire received normal medical and life insurance benefits, a credit of five additional years of service, and were not penalized in the calculation of their pension benefits. A $207 million non-cash provision was recorded for the 1,342 people who accepted the programs.

         ESOP COMPENSATION EXPENSE. A $26 million non-cash expense was recorded in 1999 representing the PRTA's grant. The grant was recorded as compensation expense, with an offsetting credit to paid-in-capital.

         DEPRECIATION AND AMORTIZATION EXPENSES. Depreciation and amortization of $292 million for the year ended December 31, 1999 was $5 million lower than the prior year primarily due to the discontinuation of regulatory accounting principles.

         INTEREST EXPENSE. Interest expense of $64 million for the year ended December 31, 1999 resulted from the borrowing related to the special dividend. Debt decreased from $1.6 billion at March 2, 1999 to $1.5 billion at December 31, 1999. There were no debt or interest expenses in 1998.

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

         As a result of changes in rate regulation, the competitive environment and the terms of the Acquisition, we determined that regulatory accounting principles set forth in SFAS No. 71 were no longer applicable to our operations as prices are now based on market forces instead of cost. Accordingly, we discontinued the application of SFAS No. 71 in conformance with SFAS No. 101 Regulated Enterprises - Accounting for the Discontinuation of Application of FASB Statement No. 71. In general, SFAS No. 71 required us to depreciate plant and equipment over lives approved by the regulator that, in many cases, extended beyond an asset economic life. As a result of this requirement, the recorded net book value of assets were in many cases higher than that which would otherwise have been recorded had depreciation been based on the economic life. As a result of the decision to discontinue SFAS No. 71, an assessment of the cost of assets that will not be realized based on an analysis of the expected cash flows from the plant and equipment over their remaining economic lives resulted in the write-down of plant and equipment of $198.5 million. A proportionate amount of this adjustment (approximately $99 million) was accounted for as a purchase price adjustment in accordance with the provisions of partial step-up accounting to reflect the fair market values of the assets acquired. The remaining $99 million was recorded as an extraordinary charge in the accompanying consolidated statements of operations ($60.5 million after tax).

LIQUIDITY AND CAPITAL RESOURCES

CONSOLIDATED FINANCIAL CONDITION

YEAR ENDED DECEMBER 31, 2000 COMPARED WITH YEAR ENDED DECEMBER 31, 1999

                                                                  YEARS ENDED DECEMBER 31,
                                                                  ------------------------
                                                              2000          1999         CHANGE
                                                             ------        ------        ------
                                                                    (DOLLARS IN MILLIONS)
                   Cash flows from (used in):
                       Operations                            $  486        $  372        $  114
                       Investing                               (207)         (279)           72
                       Financing                               (293)          (83)         (210)


DECREASE IN CASH AND CASH EQUIVALENTS

         Cash from operations is sufficient to meet working capital needs. While current liabilities exceeded current assets at December 31, 2000, our sources of funds, primarily from operations and to the extent necessary, from readily available external financing arrangements, are sufficient to meet ongoing operating and investing requirements. We expect that presently foreseeable capital requirements will continue to be financed through internally generated funds. Current liabilities exceeded current assets at December 31, 2000 by $194 million mainly due to borrowings of $160 million under a short-term working capital facility, the proceeds of which were used for the prepayment of our bank debt.

OPERATIONS

         The increase in cash from operations primarily reflects improved operating income, which was partially offset by changes in certain assets and liabilities. The change in certain assets and liabilities in 2000, as compared to 1999, largely reflects the growth in customer accounts receivable, the increase in pension and other post-employment benefits and the increase in other current liabilities, including accounts payable. The increase in accounts receivable is mainly due to subscriber growth and greater usage of our networks during 2000, as compared to 1999.

INVESTING

         Net cash used for investing activities for the year ended December 31, 2000 was $207 million compared to $279 million for 1999. The $72 million decrease was primarily due to the timing of equipment deliveries from suppliers and contractor work actions during the year 2000. We have publicly committed to spend $1 billion in capital expenditures from 1999 through 2003, principally to expand and enhance our networks.

         During 1999, we acquired an Internet Service Provider ("ISP") for $22 million. We paid $20 million in cash and issued a $2 million short-term note to acquire a 100% interest in the stock of Datacom Caribe, Inc. ("Datacom"). Datacom was the leading ISP on the island prior to the acquisition.

FINANCING

         Debt reduction for 2000 was $330 million. Borrowings under bank loans and working capital facilities decreased from $495 million at December 31, 1999 to $160 million at December 31, 2000. We executed two new working capital credit facilities with Banco Bilbao Vizcaya ("BBV") and Popular each for $50 million during the second quarter of 2000. These facilities replaced a $200 million facility with Popular, which was established on March 2, 1999 and expired on March 2, 2000. The interest rate on the credit facilities is LIBOR plus 50 basis points.

         Also, in November 2000, we signed a commercial paper dealer agreement of $500 million, of which $7 million was outstanding at December 31, 2000. This agreement calls for the issuance and sale of short-term promissory notes, with maturities up to 365 days through certain dealers. PRTC and CT serve as guarantors of the debt.

         There is a $300 million senior note that matures in May 2002. We expect to refinance this debt through existing bank loans and credit facilities.

         Our shareholders agreement states that dividends equal to at least 50% of net income will be payable quarterly to the extent funds are legally available. No dividends were declared or paid for the years 2000 and 1999. The Company had accumulated deficits at December 31, 2000 and 1999. The senior note indentures and credit facility agreements do not contain dividend restrictions.

YEAR ENDED DECEMBER 31, 1999 COMPARED WITH YEAR ENDED DECEMBER 31, 1998


                                                                  YEARS ENDED DECEMBER 31,
                                                                  ------------------------
                                                              2000          1999         CHANGE
                                                             ------        ------        ------
                                                                    (DOLLARS IN MILLIONS)
                    Cash flows from (used in):
                        Operations                           $  372        $  614        $ (242)
                        Investing                              (279)         (280)            1
                        Financing                               (83)         (320)         (237)

INCREASE IN CASH AND CASH EQUIVALENTS

         At December 31, 1999, our current liabilities exceeded current assets. Our sources of funds, primarily from operations and to the extent necessary, from readily available external financing arrangements, were sufficient to meet ongoing operating and investing requirements. The Predecessors borrowed $1,591 million under its credit facilities just prior to the closing of the Acquisition, of which $1,565 million was used to pay the special dividend and $26 million was used to make a loan to the ESOP. There was no significant Predecessors debt outstanding at December 31, 1998.

         Cash and cash equivalents were $45 million at December 31,1999, compared to $36 million at December 31, 1998.

OPERATIONS

         The $242 million decrease in cash from operations is primarily attributable to a reduction of $88 million in accounts payable, $67 million in cash interest expense, $46 million in cash property and municipal taxes, $28 million in Hurricane Georges repair costs, and $18 million in vacation and unused sick leave payments to early retirees. Accounts payable was abnormally high in December 31, 1998 because Hurricane Georges disrupted our normal disbursement process.

INVESTING

         Cash used for investing activities for the year ended December 31, 1999 was $279 million compared to $280 million for 1998. We have publicly committed to spend $1.0 billion on capital expenditures from 1999 through 2003. We expect to fund our capital expenditure plan with internally generated funds. In 1999, we also invested $20 million in cash and issued a $2 million one-year note to acquire a 100% interest in the stock of Datacom Caribe, Inc., the leading ISP on the island.

FINANCING

         Our shareholders agreement states that dividends equal at least 50% of net income will be payable quarterly to the extent funds are legally available and subject to any restrictions contained in any financing agreements. The senior note indentures and credit facility agreements do not contain dividend restrictions.

REGULATORY MATTERS

REGULATORY AND COMPETITIVE TRENDS

         Regulatory activity at the federal and local levels was primarily directed at meeting challenges in maintaining existing access rates and retaining subsidies to affect costs of Universal Service and other services. We are also addressing local number portability requirements and dial-around compensation relating to the pay phone business.

         We continued to meet the wholesale requirements of new competitors and have signed agreements with wireless and wireline carriers. These agreements permit them to purchase unbundled network elements, to resell retail services, and to interconnect their networks.

PRICE CAP REGULATION

         The FCC requires that companies which set interstate access rates based on a price cap formula, normal CALLS, must use the price cap formula for all their affiliates and cannot use the rate-of-return method for any affiliate. Verizon is a price cap company and PRTC is a rate-of-return carrier. Regulations allow an acquiring price cap company one year to adopt the formula for an acquisition that used rate-of-return as a basis for setting rates.

         A rate-of-return carrier is entitled to recover costs through long-term support from the NECA common carrier line pool to the extent access rates are insufficient to recover costs. We were originally required to implement the following no later than March 2, 2000:

o Exit the NECA pool, resulting in a loss of long-term support. (We received $90 million in long-term support in 2000).

o Introduce a Presubscribed Interexchange Carrier Charge ("PICC") to competitor off-island long distance carriers on a per line basis that was intended to recover the cost of the network for the origination of off-island long distance calls.

o Charge off-island carriers a usage sensitive access rate of 3.9 cents a minute to recover the cost of the switching network and which would also change based on the U.S. inflation rate less a productivity factor of 6.5%.

         The FCC delayed price cap implementation to July 1, 2001. The FCC has indicated its intent to ultimately replace industry average pricing for non-price cap companies with prices linked to a specific companies performance. A consortium of industry associations representing non price cap company's referred to as the Multi-Association Group ("MAG") submitted a proposal to the FCC. We await a decision by the FCC as to whether we will be required to adopt the CALLS Plan or the MAG Proposal, and the effective date.

         All of our common carrier line revenue requirements could theoretically have been recovered and revenue neutrality maintained by substantially increasing our carrier common line charges. However, the potential competitive consequences of bypass would need to have been considered by us. It is therefore not possible at this time to determine the net impact from a change to the CALLS Plan or the MAG Proposal.

INTERSTATE HIGH COST SUBSIDY

         We received $49 million in interstate High Cost subsidies during 2000, which will be eliminated by an alternative method adopted by the FCC in June 2000. Approximately half of this subsidy will be phased out over two years starting in 2001 with the balance being phased out over the following remaining 10 year period based on a June 2000 FCC Order.

LONG DISTANCE CALLING PLANS

         TLD asserted to the TRB that several of our bundled long distance calling plans were below cost. One of the plans includes competitive prices for off-island and on-island long distance and free weekend on-island calls with a minimum monthly fee. In a March 2000 ruling, the TRB found that the plan was based on cost, but required us to submit a new cost study by October 2000 to reflect weekend traffic. The cost study has been submitted to the TRB and we are awaiting a decision.

ON-ISLAND ACCESS RATE DISPUTE

         We changed our intrastate rate elements in October 1998 based on a cost study. The change involved increasing the common carrier line ("CCL") rate element by 2 cents per minute and decreasing other elements with no change in total revenue requirements. The TRB ordered a rollback of the 2 cents increase for a portion of the 1999 period and imposed a fine of $250,000. An adverse decision would not be expected to be significant in relation to our financial condition and results of operations.

         We are entitled to recover our revenue requirements as a rate-of-return-carrier. As such, a PICC was introduced in late 1999 to compensate for the mechanism in the per minute access price. The TRB ordered us to suspend the PICC in March 2001 pending an outcome of a May 2001 hearing. We immediately filed an increase in our per minute access charges to recover the shortfall relating to the suspension of the PICC.

PUBLIC TELEPHONE ACCESS RATES

         In June 2000, the Puerto Rico Supreme Court upheld a TRB order of May 1998 to reduce access rates to payphone service providers ("PSP's"). Settlements were reached with the PSP's in the third quarter of 2000 and a $5 million revenue adjustment was recorded during 2000.

PAYPHONE SERVICE PROVIDER DIAL-AROUND COMPENSATION

         The FCC established that PSP's should be compensated for "800" or "10XXX" calls at $.24 per call. We had previously neither received compensation as a PSP nor paid compensation to competitor PSP's as a facility-based provider of an 800 on-island line. We reached a settlement in September 2000 with all associated parties for both the revenues owed to us and amounts due to the competitor PSP's. The net impact of these settlements is not material.

RATE MAKING CONSIDERATIONS RELATED TO CREATION OF WIRELESS AFFILIATE

         Prior to the Acquisition, PRTC transferred its net wireless assets on September 1, 1998 to CT, a wholly-owned subsidiary. Our Predecessors later filed a waiver request with the FCC to record this transfer at book value instead of fair value. Since our Predecessors had not included the costs of wireless operations in the regulated rate setting process, we believe ratepayers did not bear the cost of our Predecessor's wireless investment.

         The FCC denied our Predecessors' waiver request in a November 1999 order. The order concluded that the asset transfer resulted in a gain of $74 million. Of this amount, approximately $18.5 million could be attributed to interstate access charges. Under the initial FCC ruling, we could be required to pass on an equal amount to carriers through reduced rates beginning in 2000.

         We filed a Petition for Reconsideration with the FCC in December 1999 stating that we believe that the FCC did not reach the right conclusion based upon the rate setting process. The FCC requested, and received from one carrier, public comments regarding this issue in June 2000.

         While we believe that the resolution of this matter and any related proceedings will not have a material effect on the financial condition and results of operations, we cannot provide assurance that the FCC or the TRB will grant favorable rulings.

RECENT ACCOUNTING PRONOUNCEMENTS

DERIVATIVES AND HEDGING ACTIVITIES

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires that all derivatives be measured at fair value and recognized as either assets or liabilities on the Company's balance sheet. Changes in the fair values of derivative instruments will be recognized in either earnings or comprehensive income, depending on the use and effectiveness of the instruments. The FASB amended this pronouncement in June 1999 to defer the effective date of SFAS No. 133 for one year. We were required to adopt SFAS No. 133 no later than January 1, 2001.

         In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which amended SFAS No.
133. The amendments in SFAS No. 138 address certain implementation issues and related matters such as normal purchases and sales exceptions, the definition of interest rate risk, hedging recognized foreign-currency-denominated assets and liabilities, and intercompany derivatives.

REVENUE RECOGNITION

         In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), which provides guidance on revenue recognition. SAB 101 is effective for fiscal years beginning after December 15, 1999. During 2000 and prior years, consistent with industry practice, we recognized activation fees and related costs at the time of service initiation. Based on SAB 101, we changed our accounting policies, effectively deferring the recognition of revenue and related costs associated with such new services over the life of the customer relationship. Costs are deferred only to the extent that revenue is deferred.

         We adopted SAB 101 during the fourth quarter of 2000. Refer to Note 3 to the notes to the consolidated financial statements for further information.

 ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE SENSITIVITY

         We are exposed to market risk in the normal course of business, primarily resulting from the impact of interest rate changes on our cost of borrowings.

         The table that follows summarizes the fair values of our long-term debt as of December 31, 2000 and December 31, 1999 and shows a sensitivity analysis of the estimated fair values of such debt assuming a 100-basis-point upward and downward shift in the yield curve. This analysis does not include the fair values of our floating-rate debt because they are not significantly affected by changes in market interest rates.


                                                          FAIR VALUE     FAIR VALUE
                                                           ASSUMING       ASSUMING
                                                          +100 BASIS     -100 BASIS
                                           FAIR VALUE     POINT SHIFT    POINT SHIFT
                                           ----------     -----------    -----------
                                                        (In thousands)
    December 31, 2000                      $  971,691     $   934,010    $ 1,011,780
                                           ==========     ===========    ===========

    December 31, 1999                      $  948,052     $   905,320    $   993,743
                                           ==========     ===========    ===========

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    - See Index to Financial Statements on page F.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

MANAGEMENT

BOARD OF DIRECTORS

    The directors of the Company, all of whom serve until their successors are appointed, as of March 30, 2001 are as follows:

                 NAME             AGE           PRINCIPAL OCCUPATION                           NOMINATED BY         DIRECTOR SINCE
                 ----             ---           --------------------                          ------------          --------------
        Fares F. Salloum          51     President-International-Americas,              GTE Holdings (Puerto Rico)       1999
                                         Verizon

        Al C. Giammarino          45     Senior Vice President and Chief                GTE Holdings (Puerto Rico)       1999
                                         Financial Officer-Information
                                         Services and International,
                                         Verizon

        Michael T. Masin          56     Vice Chairman of Verizon                       GTE Holdings (Puerto Rico)       1999
                                         President-International Operations

        Jon E. Slater             55     President and Chief Executive                  GTE Holdings (Puerto Rico)       1999
                                         Officer, Telecomunicaciones de PR, Inc.

        Howard M. Svigals         47     Group Vice President-Finance-International     GTE Holdings (Puerto Rico)       2000
                                         Americas, Verizon

        Richard L. Carrion        48     Chairman, President and Chief                  Popular, Inc.                    1999
                                         Executive Officer, Popular, Inc.

        Ramon Cantero Frau        50     Secretary, Puerto Rico                         PR Telephone Authority           2001
                                         Department of Economic
                                         Development and Commerce

        Juan Agosto Alicea        66     President, Government Development              PR Telephone Authority           2001
                                         Bank for Puerto Rico

        Hector Nevares            50     Private Investor                               PR Telephone Authority           2001


         Fares F. Salloum is Chairman of the Company. He was appointed President-International-Americas for Verizon in June 2000. Previously, he was Senior Vice President of International Operations for GTE since June of 1997. Prior to June 1997, Mr. Salloum was Executive Vice President of BC Telecom Inc., a full service telecommunications provider in Canada. He serves on the boards of CANTV, a Venezuelan telephone company, Telus Corporation, a Canadian telephone company, and CTI, an Argentinean telecommunications company.

         Al C. Giammarino was appointed Senior Vice President and Chief Financial Officer-Information Services and International, Verizon, in June 2000. Previously, he was the Senior Vice President of International Finance, Planning and Business Development for GTE since 1998. Mr. Giammarino has held a wide range of senior management financial positions in his 16-year Verizon/GTE career. He serves on the boards of CANTV, a Venezuelan telephone company, Iusacell, a Mexican cellular company, and CTI, an Argentinean telecommunications company. Mr. Giammarino is a Certified Public Accountant.

         Michael T. Masin was appointed President Verizon International and Vice Chairman of Verizon in June 2000. Previously, he was Vice Chairman of GTE since October 1993 and President International since 1995. He serves on the boards of Citigroup, Inc., Telus Corporation, a Canadian telephone company, and Iusacell, a Mexican cellular company. He also serves on the board of the Keck Foundation and the Board of Trustees and the Executive Committee of Carnegie Hall in New York. In addition, he is a member of the Council on Foreign Relations. Mr. Masin is also a member of the Dean's Advisory Committee of Dartmouth College and the UCLA School of Law Board Advisors.

         Jon E. Slater was appointed our President and Chief Executive Officer in March 1999. Prior to that, he was Vice President Operations Support for GTE Wireless since 1997, having previously served in various positions with Verizon/GTE since 1971. Other positions that Mr. Slater has held with Verizon/GTE include Area President Texas for GTE Mobilnet's Texas region, Vice President and General Manager for GTE Telecom and GTE Government/Telecommunications Services, and Vice President Operations for GTE Airfone.

         Howard M. Svigals was appointed Group Vice President Finance-International-Americas for Verizon, in 2000 and is responsible for providing Canadian, South and Central American business units' financial oversight. In 1998, Mr. Svigals was the Vice President of International Finance and Planning for GTE. Mr. Svigals had been the Vice President Planning and Development for GTE Wireless from 1995 through 1998. He has held several management positions during his 24 years at Verizon/GTE including Vice President and General Manager of GTE Spacenet. He serves on the boards of CANTV, a Venezuelan telephone company, Iusacell, a Mexican cellular company, CTI, an Argentinean telecommunications company, and QuebecTel in Canada.

         Richard L. Carrion has been Chairman, President and Chief Executive Officer of Popular, Inc., since 1990 and has been a director since 1982.
Mr. Carrion is a director of Verizon and American Home Products Corp.

         Ramon Cantero Frau was appointed Secretary of Economic Development and Commerce of the Government of Puerto Rico in January 2001. Most recently,
Mr. Cantero Frau was President and CEO of BBV Capital Markets de Puerto Rico. Mr. Cantero Frau has almost 30 years of experience at large commercial and investment banking institutions. He also served as President of the Government Development Bank ("GDB") from 1988 through 1991. From 1999 to 2000 he served as President, Municipal Assembly, for the Municipality of San Juan.

         Juan Agosto Alicea was appointed President of the GDB and Chairman of its Board of Directors in January 2001. Mr. Agosto Alicea has held various government positions, including Treasury Secretary. Mr. Agosto Alicea is a Certified Public Accountant and was a partner with KPMG. He is a former President of the Puerto Rico CPA Society.

         Hector Nevares is a private investor and serves on the boards of Suiza Foods Corp., First Bank of Puerto Rico, Caribbean Consolidated Schools, Indulac, and the Company for the Development of the Cantera Peninsula. Mr. Nevares was the Vice Chairman of Suiza Foods Corp. from 1996 to 1999 and President from 1982 to 1996.

         Since March 17, 1999 the Board of Directors has had a standing Audit Committee. Currently, the Audit Committee is comprised of Al C. Giammarino, Hector Nevares and Howard M. Svigals. The Audit Committee oversees the financial reporting process for which management is responsible, reviews the services provided by our independent auditors, consults with the independent auditors in regard to our audits and proposed audits, and reviews the need for internal auditing procedures and the adequacy of internal controls.

EXECUTIVE OFFICERS

         As of March 30, 2001, the executive officers of the Company, who serve in such capacity at the discretion of the Board of Directors, are as follows:

                  NAME                         AGE   TITLE
                  ----                         ---   -----
                  Jon E. Slater                55    President and Chief Executive Officer
                  Frank P. Gatto               47    Vice President Finance and Chief Financial Officer
                  Jose E. Arroyo               37    Vice President Legal and Regulatory Affairs
                  Cristina M. Lambert          51    Vice President and General Manager of Wireline
                  Carla Ussery                 37    Vice President and General Manager of Wireless
                  Elizabeth A. Lenz            53    Vice President Sales and Customer Contact
                  Georgia Scaife               51    Vice President Human Resources
                  Ileana Molina de Bachman     45    Vice President Corporate Communications
                  Roberto A. Correa            43    Vice President Network Services, Engineering and Technical
                                                     Planning
                  Mark W. Johnson              43    Vice President Information Technology Solutions
                  Robert P. Huberty            48    Controller
                  Ramiro L. Colon, III         35    Treasurer

         Frank P. Gatto was appointed Vice President Finance and Chief Financial Officer on August 27, 1999. He has over 22 years of experience with Verizon/GTE. Prior to joining the Company, Mr. Gatto was Vice President Finance and Planning at GTE Airfone. From 1988 to 1995, Mr. Gatto served in various finance and planning positions in GTE Wireless and GTE Corporate. Prior to 1988, Mr. Gatto held numerous accounting positions within GTE Electrical Products Group, including Division Controller. Mr. Gatto holds a bachelors degree in Economics from Villanova University and a masters degree in Finance from Boston College.

         Jose E. Arroyo was appointed Vice President Legal and Regulatory Affairs on March 17, 1999. He joined the Company in 1995 as Legal Counsel to the President and was later appointed as Vice President Human Resources, Legal and Regulatory Affairs. Prior to joining the Company, he was Associate Counsel for two law firms in Puerto Rico and also served as Special Assistant to the Attorney General of Puerto Rico. Mr. Arroyo holds a bachelors degree in Science and a juris doctorate from the University of Puerto Rico.

         Cristina M. Lambert was appointed Vice President and General Manager of Wireline on June 3, 1999. She has over 25 years of experience in the telecommunications industry. After holding positions of ascending responsibilities in Verizon/GTE, in 1995 she was named general manager, customer operations in Illinois, where she supervised wireline telephone services for nearly one million customers. In 1997, Mrs. Lambert became Assistant Vice President Integrated Process Planning for GTE. The following year she began directing and implementing business strategies for GTE national customer care organization. Mrs. Lambert holds a bachelors degree in Business Management from Indiana University and a masters degree in Business Administration from Indiana Wesleyan University.

         Carla Ussery was appointed Vice President and General Manager of Wireless on March 17, 1999. Prior to joining the Company, Ms. Ussery was General Manager - Virginia Region, GTE Mobilnet. Ms. Ussery has been with Verizon/GTE for nine years and has held several financial management positions. Previously she worked for Arthur Andersen. She holds a bachelors degree in Business Administration from the University of Virginia and is a Certified Public Accountant.

         Elizabeth A. Lenz was appointed Vice President Sales and Customer Contact on November 5, 1999. She is responsible for customer service, management of PRTC's sales and services stores, payment processing, order entry, centralized traffic services, telephone directory business affairs and coordination of repair and tele-marketing functions. Ms. Lenz joined GTE in 1969 and served in several operator services, customer services and operations assignments. In 1991, she became Assistant Vice President Merger Integration for the GTE/Contel merger, and two years later was named Assistant Vice President Reengineering Implementation for Telops. Later, after serving in a national planning assignment, Lenz joined GTE International as Assistant Vice President Products and Services Integration, and in 1998 was named to a position in the Verizon merger integration planning office. She holds a bachelors degree in Business Management from the Eastern Illinois University.

         Georgia Scaife was appointed Vice President Human Resources on March 17, 1999. She has held numerous positions during her 18-year career with Verizon/GTE, including Directors of Human Resources, Diversity and Compliance Programs, Workforce Effectiveness, and Employee Relations. She holds a bachelors degree in Sociology and has done post-graduate work in Public and Business Administration.

         Ileana Molina de Bachman was appointed Vice President Corporate Communications on August 30, 1999. Ms. Bachman has over 23 years of consumer goods marketing experience in Puerto Rico, Mexico, the Dominican Republic and with Hispanic markets in the United States. Prior to joining the Company, Ms. Bachman was Senior Vice President at Suiza Fruit Caribbean and from 1995 to 1998 with Frito Lay. She has also worked for Procter & Gamble, Young and Rubicam and RJ Reynolds. She holds a bachelors degree from the Boston College School of Management.

         Roberto A. Correa was appointed Vice President Engineering and Technical Planning on February 2, 2000. Mr. Correa was previously the Director of Network Planning and Network Engineering and has held various management positions in his 20 years with the Company. He represents the Company on technical committees before the United States Telecommunications Association. He holds a bachelors degree in Electrical Engineering from the University of Puerto Rico and a masters degree in Electrical Engineering from Georgia Tech.

         Mark W. Johnson was appointed Vice President Information Technology on March 12, 2001. He is responsible for the planning, deployment, and support of the Company's information assets. Mr. Johnson has over 23 years of experience in the telecommunications industry, having held numerous positions within GTE and Verizon International. His experience includes operations management, systems implementation, project management, consulting, and business opportunity assessment. Mr. Johnson holds a bachelors degree in Business Administration and a masters degree in Technology Management from the University of Phoenix.

         Robert P. Huberty was appointed Controller on June 1, 1999. He has over 22 years of Finance, Marketing and Information Technology experience with Verizon/GTE in their corporate, international and former equipment manufacturing groups. Prior to joining the Company, he was the Director of GTE International Mergers and Acquisitions involved in the privatization of the Company. He holds a bachelors degree in Accounting and a masters degree in Finance from Pace University and is a Certified Public Accountant.

         Ramiro L. Colon, III was appointed Treasurer on October 23, 2000. Mr. Colon has over 11 years of banking and investment experience in management positions at Popular, Inc., First Chicago Capital Markets and Citicorp. He holds a bachelors degree in Finance from Penn State University and a masters degree in Finance and International Business from the University of Michigan.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION

                           SUMMARY COMPENSATION TABLE

         The following table sets forth compensation of the five highest compensated company executives.

                                                                                            LONG-TERM COMPENSATION
                                                                        -----------------------------------------------------------
                                               ANNUAL COMPENSATION                                  AWARDS                PAYOUTS
                                              ----------------------                        ------------------------    -----------
                                                   SECURITIES
                                                   RESTRICTED             UNDERLYING
                                                  OTHER ANNUAL               STOCK                          OPTIONS/        LTIP
NAME AND PRINCIPAL POSITION            YEAR   SALARY($)     BONUS($)    COMPENSATION($)     AWARDS($)        SARS(#)     PAYOUTS($)
---------------------------          ------   ---------     --------    ---------------     ---------       --------    -----------
Jon E. Slater
     President & Chief Executive
     Officer                          2000      300,000      207,200
                                      1999      265,000      158,300                                                      375,400

Frank P. Gatto
     VP & Chief Financial Officer     2000      203,000      113,800
                                      1999      185,000       75,700                                                       69,500

Elizabeth A. Lenz
     VP Customer Contact & Sales      2000      197,000       79,800
                                      1999      188,700       82,000

Christina M. Lambert
     VP & General Manager of
     Wireline                         2000      190,000      126,900
                                      1999      160,000       91,700                                                       52,900

Ileana Molina de Bachman
     VP Corporate
     Communications                   2000      177,500       76,700
                                  (1) 1999      170,000       26,800

(1) Mrs. Bachman joined the Company on August 30, 1999. Her 1999 bonus reflects a prorated amount based on start date.


VERIZON RETIREMENT PROGRAMS

VERIZON PENSION PLANS

         The following table illustrates the estimated annual benefits payable under Verizon's benefit pension plans. This information is included as the highest compensated executives shown above are Verizon employees. Verizon bills the Company for the executives out-of-pocket benefit expenses. Consequently, these pension expenses are not billed to the Company. The table assumes normal retirement at age 65 and is calculated on a single life annuity basis:

                                                     YEARS OF SERVICE
     FINAL AVERAGE     -----------------------------------------------------------------------
       EARNINGS            15            20            25              30              35
 -------------------   ----------    ----------   ------------    ------------    ------------
     $  200,000        $   41,921    $   55,894   $     69,868    $     83,841    $     97,815
        300,000            63,671        84,894        106,118         127,341         148,565
        400,000            85,421       113,894        142,368         170,841         199,315
        500,000           107,171       142,894        178,618         214,341         250,065
        600,000           128,921       171,894        214,868         257,841         300,815
        700,000           150,671       200,894        251,118         301,341         351,565
        800,000           172,421       229,894        287,368         344,841         402,315
        900,000           194,171       258,894        323,618         388,341         453,065
      1,000,000           215,921       287,894        359,868         431,841         503,815
      1,200,000           259,421       345,894        432,368         518,841         605,315
      1,500,000           324,671       432,894        541,118         649,341         757,565
      2,000,000           433,421       577,894        722,368         866,841       1,011,315

         The plan is noncontributory for all employees and participating affiliates, not covered by collective bargaining agreements. Pension benefits are related to basic salary incentive payments and certain other incentive compensation. Pensions are computed on a two-rate basis of 1.15% and 1.45% for each year of service, with the 1.15% being applied to that portion of the average annual salary for the five highest consecutive years that does not exceed $35,100, and the 1.45% being applied to that portion of the average annual salary for the five highest consecutive years that exceeds this level up to the statutory compensation limit.

         Under U.S. federal law, an employee's benefits under a qualified pension plan are limited to certain maximum amounts. Verizon maintains the Excess Pension Plan and the Supplement Executive Retirement Plan to compensate for these limits.

EXECUTIVE RETIRED LIFE INSURANCE PLAN

         Verizon's Executive Retired Life Insurance Plan provides executives a postretirement life insurance benefit of up to three times final base salary. Benefits may be paid as life insurance or, alternatively, an equivalent amount equal to the present value of the life insurance amount as a lump sum payment, as an annuity or in installment payments.

COMPANY'S PENSION PLAN

         The following table illustrates the estimated annual benefits payable under the Company's defined benefit pension plan. The table assumes normal retirement age 65 and is calculated on a single life annuity basis, based upon final average earnings (integrated with social security as described below) and years of service:

                               PENSION PLAN TABLE

                                         YEARS OF SERVICE
       FINAL AVERAGE      ----------------------------------------------
         SALARY              15          20           25          30
   -------------------    ---------   ---------    ---------   ---------
        $100,000          $  26,851   $  38,611    $  48,264   $  55,417

         125,000             34,351      48,611       60,764      69,792

         150,000             41,851      58,611       73,264      84,167

         175,000             44,851      62,611       78,264      89,917

         200,000             44,851      62,611       78,264      89,917

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Company has a Compensation Committee comprised of four members, Richard L. Carrion, Fares F. Salloum, Michael T. Masin, and Ramon Cantero Fau. This Committee is responsible for establishing and administering the policies and plans related to compensation of the Company's management, including the executives listed in the "Executive Officers" table included in Item 10 of this Form 10-K.

         Richard L. Carrion, a Director of the Company, serves as Chairman of the Compensation Committee. Mr. Carrion is Chairman, President and Chief Executive Officer of Popular, Inc. He also serves as Director of Verizon.

         Fares F. Salloum, Chairman of the Company, also serves as President-International-Americas for Verizon.

         Michael T. Masin, a Director of the Company, also serves as President Verizon International and Vice Chairman of Verizon.

         Ramon Cantero Frau, a Director of the Company also serves as the Secretary of Economic Development and Commerce of the Government of Puerto Rico.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SHAREHOLDERS AND SHAREHOLDER RELATIONSHIPS

SHARE OWNERSHIP

         There were 50 million authorized and 25 million outstanding shares of common stock at December 31, 2000 of no par value. A 25 to 1 stock split was approved and became effective on December 31, 1999 to decrease the per share market price in order to increase their affordability for ESOP participants. The owners of the common stock are as follows:

                                                                                                       SHARES
                                                                                           -----------------------------
                   NAME OF BENEFICIAL OWNER                       ADDRESS                     NUMBER          PERCENTAGE
              ---------------------------------    -------------------------------------   ------------       ----------
              GTE Holdings (Puerto Rico) LLC       GTE Holdings (Puerto Rico) LLC
                                                   5221 North O'Connor Boulevard
                                                   Irving, Texas 75039                       10,002,525         40.01

              Popular, Inc.                        209 Munoz Rivera Avenue
                                                   Hato Rey, Puerto Rico 00918                2,497,500          9.99

              Puerto Rico Telephone Authority      Government Development Bank
                                                   For Puerto Rico
                                                   Minillas Government Center
                                                   San Juan, PR  00940                       10,749,975         43.00

              Employee Stock Ownership Plan:       U.S. Trust Company National
                                                     Association
                                                   c/o Dennis M. Kunisaki
                                                   515 South Flower Street
                                                   Los Angeles, California 90171
                 Fully allocated and vested
                  to participants                                                             1,022,000          4.09
                 Unallocated                                                                    728,000          2.91(1)
                                                                                           ------------       -------


                                                                                             25,000,000        100.00
                                                                                           ------------       -------
              All Directors and Executive
                  Officers as a Group
                  (17 persons)                                                                        0             0

-------

(1) The unallocated shares were acquired through a loan from the Company.

SHAREHOLDERS' AGREEMENT

         The board of directors includes 9 members composed of 5 Verizon (as GTE's successor) directors, 1 Popular, Inc. director and 3 Puerto Rico Government directors. The ESOP does not hold a board seat. The number of Government directors is related to their ownership. The PRTA is entitled to hold 3, 2, and 1 seat as long as it (or its successor) hold at least a 25%, 15%, and 4% ownership interest, respectively. Unanimous approval is required for the following actions:

         o An acquisition, strategic alliance, or joint venture exceeding 15% of the Company's assets;

         o   Issuance of equities, convertible equity securities, or debt;

         o   Changes in dividend policy; and

         o   Transactions with Verizon exceeding $1 million, annually.

         Unanimous approval is required for the additional following matters as long as the Government holds at least a 10% ownership interest:

         o   Asset sales of 25% or more of the Company's assets;

         o Amendments to the Certificate of Incorporation adversely affecting the Government; and

         o   The liquidation, merger or consolidation of the Company.

         Verizon must maintain its current indirect ownership interest until March 2, 2002, at which time it can reduce its interest to 35% and then reduce its interest altogether after March 2, 2004. If any member of the GTE Group proposes to transfer shares as permitted by our shareholders agreement, other than to any of its affiliates or other than in a public offering or widely distributed private placement, which is for more than 7.5% of the total number of our shares or would result in the transferee owning over 20% of our shares, the Government shall have the right to participate in this sale, by selling the applicable pro-rata portion of the aggregate number of shares then owned by all of the Puerto Rico Entities. If the Puerto Rico Entities would own 5% or less of our shares after exercising this right, GTE Holdings shall have the option of requiring that the Puerto Rico Entities sell all of their remaining shares to the buyer, or requiring that the Puerto Rico Entities sell to the buyer the shares that the buyer is willing to purchase and sell any remaining shares owned by the Puerto Rico Entities to GTE Holdings. Under the Popular Shareholders Agreement, Popular, Inc. has the right to require GTE Holdings to permit Popular, Inc. to participate on a pro-rata basis in any transfer of shares to non-affiliates by GTE Holdings, other than an underwritten public offering or widely distributed private placement.

         GTE Holdings and Popular, Inc. hold an option through March 2, 2002 to purchase up to an additional 15% interest held by the Government at $45.94 per share. GTE Holdings also holds a right of first refusal should the Government sell their interest other than in a public offering or a widely disseminated private placement.

         The Company has agreed to use all commercially reasonable efforts to support the initial public offering ("IPO") of the Government's interest.
GTE and the Government agreed that or either party, nor GTE's affiliates, will compete in the telecommunications business (subject to certain exceptions) until the earlier of:

         o The date when the Government ceases to own at least 5% of the shares,

         o   The later of 7 years or 1 year after the IPO.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH VERIZON (as GTE's successor)

MANAGEMENT AND TECHNOLOGY LICENSE AGREEMENTS

         Verizon provides advice and direction regarding the administration and operations of our business, as well as providing us with its existing intellectual property and software that is not restricted by patent or copyrights under a 5-year agreement, which expires on March 2, 2004. Affiliates of Verizon are reimbursed for transportation, lodging, and meals and receives royalties and fees based on the following percentages of EBITDA, excluding provisions for voluntary severance programs:

         o    8% for years 1 and 2 of the agreement;

         o    7% for years 3 and 4 of the agreement;

         o    6% for year 5 of the agreement.

         The total royalties and fees accrued in 2000 was $52 million. Interest was accrued through September 2000 when the principal and interest payments were initially due under a separate deferral agreement.

REIMBURSEMENT AGREEMENT

         The Company has a reimbursement agreement with Verizon, whereby the actual out-of-pocket executive salaries and related benefit expenses are billed back to the Company. Refer to the "Executive Compensation" section (Item 11) for further details.

OTHER AFFILIATED TRANSACTIONS

         The Company also enters into transactions with affiliates for the purchase of materials and supplies used in construction and expansion of its telecommunications network. Such transactions are subject to conditions similar to transactions with independent third parties. The Company also participates with affiliates of shareholders in sharing the cost of development of computer software programs by third party vendors. The shareholders receive no compensation for arranging the development of such systems. In addition, the Company reimburses shareholders and affiliates for the direct cost of a limited number of employees that work at the Company in management positions.

DIRECTORY AGREEMENT

         GTE Directories Corporation, an affiliate of Verizon, has entered into an advisory agreement with AXESA, pursuant to which GTE Directories Corporation received approximately $2 million in revenues from the publication of directories for the year 2000.

TRANSACTIONS WITH POPULAR, INC.

         Popular, Inc. provides general banking services including bill collection, lock-box, and cash management services. In addition, we have a contract with Popular, Inc. by which they print and send to our wireless customers their monthly billings. All of these services, which are evaluated on an arms-length basis, amounted to approximately $8 million in 2000.

         At December 31, 2000, the Company maintained a $50 million working capital credit facility with Popular, Inc. There were no borrowings outstanding at December 31, 2000.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1) and (2) List of Financial Statements and Financial Statements Schedules:

    See Index to Financial Statements on page F.

    (All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.)

    (3) Exhibits

    See Exhibit Index.

(b) Reports on Form 8-K

    None.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

            TELECOMUNICACIONES DE PUERTO RICO, INC. AND SUBSIDIARIES


               Independent Auditors' Report                                                 F-1

               Consolidated Balance Sheets as of December 31, 2000 and 1999                 F-2

               Consolidated Statements of Operations for the Years Ended December 31,
               2000, 1999 and 1998                                                          F-3

               Consolidated Statements of Comprehensive Income (Loss) for the Years
               Ended December 31, 2000, 1999 and 1998                                       F-4

               Consolidated Statements of Changes in Shareholders' Equity for the
               Years Ended December 31, 2000, 1999 and 1998                                 F-5

               Consolidated Statements of Cash Flows for the Years Ended December 31,
               2000, 1999 and 1998                                                          F-6

               Notes to Consolidated Financial Statements for the Years Ended
               December 31, 2000, 1999 and 1998                                             F-7

               Schedule II - Valuation and Qualifying Accounts for the Years Ended
               December 31, 2000, 1999 and 1998                                            F-23



                                       F

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders of Telecomunicaciones de Puerto Rico,
Inc.:

We have audited the accompanying consolidated balance sheets of Telecomunicaciones de Puerto Rico, Inc. and subsidiaries (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at
Item 14. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Telecomunicaciones de Puerto Rico, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 3 to the consolidated financial statements, the Company changed its method of accounting for directory-publishing revenues and related expenses effective January 1, 2000, and adopted Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements", effective December 31, 2000.

Deloitte & Touche LLP
San Juan, Puerto Rico

March 9, 2001

            TELECOMUNICACIONES DE PUERTO RICO, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                                                                                DECEMBER 31,
                                                                        ----------------------------
                                                                            2000            1999
                                                                        ------------    ------------
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                          $     30,834    $     45,482
     Accounts receivable, net of allowance for doubtful accounts
       of $85,713 and $66,994 in 2000 and 1999, respectively                 345,495         329,320
     Inventory and supplies, net                                              28,471          31,370
     Prepaid expenses                                                         10,806           5,407
                                                                        ------------    ------------
         Total current assets                                                415,606         411,579
PROPERTY, PLANT AND EQUIPMENT, net                                         1,672,331       1,742,489
INTANGIBLES, net                                                             362,633         371,378
DEFERRED INCOME TAX                                                          235,118         256,559
OTHER ASSETS                                                                  81,113          45,742
                                                                        ------------    ------------
TOTAL ASSETS                                                            $  2,766,801    $  2,827,747
                                                                        ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
      Short-term debt                                                   $    167,244    $    497,317
      Other current liabilities                                              442,277         348,368
                                                                        ------------    ------------
         Total current liabilities                                           609,521         845,685
LONG-TERM DEBT, excluding current portion                                  1,000,237       1,000,109
OTHER NON-CURRENT LIABILITIES                                                659,276         612,325
                                                                        ------------    ------------
          Total liabilities                                                2,269,034       2,458,119
                                                                        ------------    ------------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
    Common stock                                                             700,220         699,284
    Deferred ESOP compensation                                               (28,653)        (26,100)
    Subscription receivable                                                 (141,323)       (170,363)
    Accumulated deficit                                                       (7,002)       (133,193)
    Accumulated other comprehensive loss                                     (25,475)             --
                                                                        ------------    ------------
          Total shareholders' equity                                         497,767         369,628
                                                                        ------------    ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                              $  2,766,801    $  2,827,747
                                                                        ============    ============


The accompanying notes are an integral part of these financial statements.

            TELECOMUNICACIONES DE PUERTO RICO, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                 (In thousands)

                                                                    COMPANY                       PREDECESSORS
                                                          ----------------------------    ---------------------------
                                                                              FOR THE 1999 PERIOD
                                                                          ----------------------------
                                                          FOR THE YEAR                                   FOR THE YEAR
                                                             ENDED          MARCH 2,       JANUARY 1,       ENDED
                                                          DECEMBER 31,      THROUGH         THROUGH      DECEMBER 31,
                                                              2000        DECEMBER 31,      MARCH 1,         1998
                                                          ------------    ------------    ------------   ------------
REVENUES AND SALES:
  Local services                                          $    576,333    $    425,666    $     82,012   $    479,176
  Long distance services                                       170,132         161,998          48,613        251,754
  Access services                                              390,145         298,563          49,517        300,448
  Cellular services                                            148,136         113,507          20,541        100,265
  Paging services                                               34,909          37,542           8,202         59,728
  Directory services                                            20,828          22,093           4,910         28,838
  Other services and sales                                      48,496          66,897           9,505         50,475
                                                          ------------    ------------    ------------   ------------
        Total revenues and sales                             1,388,979       1,126,266         223,300      1,270,684
                                                          ------------    ------------    ------------   ------------

OPERATING COSTS AND EXPENSES:
  Labor and benefits                                           399,019         349,257          82,723        419,332
  Other operating expenses                                     441,859         385,867          58,414        333,700
  ESOP government grant                                             --              --          26,100             --
  Early retirement provision                                    19,342         203,187           4,226             --
  Depreciation and amortization                                298,452         241,974          50,393        296,493
                                                          ------------    ------------    ------------   ------------
        Total operating costs and expenses                   1,158,672       1,180,285         221,856      1,049,525
                                                          ------------    ------------    ------------   ------------

OPERATING INCOME (LOSS)                                        230,307         (54,019)          1,444        221,159
                                                          ------------    ------------    ------------   ------------

OTHER INCOME (EXPENSE):
  Interest (expense) income, net                               (76,529)        (65,127)            407          3,208
  Equity income from joint venture                               2,000              --              --             --
                                                          ------------    ------------    ------------   ------------
        Total other income (expense), net                      (74,529)        (65,127)            407          3,208
                                                          ------------    ------------    ------------   ------------

INCOME (LOSS) BEFORE INCOME TAX
  EXPENSE (BENEFIT)                                            155,778        (119,146)          1,851        224,367

INCOME TAX EXPENSE (BENEFIT)                                    40,356         (46,453)             --             --
                                                          ------------    ------------    ------------   ------------

INCOME (LOSS) BEFORE EXTRAORDINARY
  CHARGE AND CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE                                            115,422         (72,693)          1,851        224,367

EXTRAORDINARY CHARGE-
  DISCONTINUANCE OF REGULATORY
  ACCOUNTING, net of income tax benefit of $38,750                  --         (60,500)             --             --
                                                          ------------    ------------    ------------   ------------

INCOME (LOSS) BEFORE CUMULATIVE EFFECT
  OF ACCOUNTING CHANGE                                         115,422        (133,193)          1,851        224,367

CUMULATIVE EFFECT OF ACCOUNTING
  CHANGE, net of income tax provision of $6,885                 10,769              --              --             --
                                                          ------------    ------------    ------------   ------------

NET INCOME (LOSS)                                         $    126,191    $   (133,193)   $      1,851   $    224,367
                                                          ============    ============    ============   ============

The accompanying notes are an integral part of these financial statements.

            TELECOMUNICACIONES DE PUERTO RICO, INC. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                 (In thousands)


                                                                    COMPANY                       PREDECESSORS
                                                          ----------------------------    ---------------------------
                                                                              FOR THE 1999 PERIOD
                                                                          ----------------------------
                                                          FOR THE YEAR                                   FOR THE YEAR
                                                             ENDED          MARCH 2,       JANUARY 1,       ENDED
                                                          DECEMBER 31,      THROUGH         THROUGH      DECEMBER 31,
                                                              2000        DECEMBER 31,      MARCH 1,         1998
                                                          ------------    ------------    ------------   ------------
       NET INCOME (LOSS)                                  $    126,191    $   (133,193)   $      1,851   $    224,367

       Minimum pension liability adjustment                    (25,475)          9,903           2,369        (17,362)
                                                          ------------    ------------    ------------   ------------

       COMPREHENSIVE INCOME  (LOSS)                       $    100,716    $   (123,290)   $      4,220   $    207,005
                                                          ============    ============    ============   ============


The accompanying notes are an integral part of these financial statements.

            TELECOMUNICACIONES DE PUERTO RICO, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                 (In thousands)

                                                       ADDITIONAL       DEFERRED
                                             COMMON      PAID-IN          ESOP        SUBSCRIPTION
                                              STOCK      CAPITAL      COMPENSATION     RECEIVABLE
                                            --------   -----------    ------------    ------------
PREDECESSORS:
BALANCE, DECEMBER 31, 1998                  $      6   $ 1,835,800    $         --    $         --

  Net income, January 1, 1999 to March 1,
    1999                                          --            --              --              --
  Dividends and return of capital                 --       (98,811)             --              --
  Capital contributions                           --       110,577              --              --
  Special dividend                                --    (1,570,182)             --              --
  Shares of common stock contributed to
    the ESOP                                      --        26,100         (26,100)             --
  Minimum pension liability adjustment            --            --              --              --
                                            --------   -----------    ------------    ------------

BALANCE, MARCH 1, 1999                      $      6   $   303,484    $    (26,100)   $         --
                                            ========   ===========    ============    ============


COMPANY:
BALANCE, MARCH 1, 1999                      $     --   $        --    $         --    $         --

  Acquisition by GTE and Popular, Inc.
     and partial step-up accounting          530,876            --         (26,100)             --
  ESOP capital contribution                    8,700            --          (8,700)             --
  Contribution receivable from PRTA          159,708            --              --        (159,708)
  Net loss, March 2, 1999 to December 31,
     1999                                         --            --              --              --
  Accretion of discount on subscription           --            --              --         (10,655)
  Release of ESOP shares                          --            --           8,700              --
  Minimum pension liability adjustment            --            --              --              --
                                            --------   -----------    ------------    ------------

BALANCE, DECEMBER 31, 1999                   699,284            --         (26,100)       (170,363)

  Net income                                      --            --              --              --
  Accretion of discount on subscription
     receivable                                   --            --              --         (10,960)
  PRTA capital contribution                       --            --              --          40,000
  Advance to ESOP                                 --            --          (3,320)             --
  Release of ESOP shares                         936            --             767              --
  Minimum pension liability adjustment            --            --              --              --
                                            --------   -----------    ------------    ------------

BALANCE, DECEMBER 31, 2000                  $700,220   $        --    $    (28,653)   $   (141,323)
                                            ========   ===========    ============    ============

                                                            ACCUMULATED
                                                               OTHER
                                            ACCUMULATED    COMPREHENSIVE
                                              DEFICIT           LOSS           TOTAL
                                            -----------    -------------    -----------
PREDECESSORS:
BALANCE, DECEMBER 31, 1998                  $        --    $     (23,122)   $ 1,812,684

  Net income, January 1, 1999 to March 1,
    1999                                          1,851               --          1,851
  Dividends and return of capital                (1,851)              --       (100,662)
  Capital contributions                              --               --        110,577
  Special dividend                                   --               --     (1,570,182)
  Shares of common stock contributed to
    the ESOP                                         --               --             --
  Minimum pension liability adjustment               --            2,369          2,369
                                            -----------    -------------    -----------

BALANCE, MARCH 1, 1999                      $        --    $     (20,753)   $   256,637
                                            ===========    =============    ===========


COMPANY:
BALANCE, MARCH 1, 1999                      $        --    $          --    $        --

  Acquisition by GTE and Popular, Inc.
     and partial step-up accounting                  --           (9,903)       494,873
  ESOP capital contribution                          --               --             --
  Contribution receivable from PRTA                  --               --             --
  Net loss, March 2, 1999 to December 31,
     1999                                      (133,193)              --       (133,193)
  Accretion of discount on subscription              --               --        (10,655)
  Release of ESOP shares                             --               --          8,700
  Minimum pension liability adjustment               --            9,903          9,903
                                            -----------    -------------    -----------

BALANCE, DECEMBER 31, 1999                     (133,193)              --        369,628

  Net income                                    126,191               --        126,191
  Accretion of discount on subscription
     receivable                                      --               --        (10,960)
  PRTA capital contribution                          --               --         40,000
  Advance to ESOP                                    --               --         (3,320)
  Release of ESOP shares                             --               --          1,703
  Minimum pension liability adjustment               --          (25,475)       (25,475)
                                            -----------    -------------    -----------

BALANCE, DECEMBER 31, 2000                  $    (7,002)   $     (25,475)   $   497,767
                                            ===========    =============    ===========

The accompanying notes are an integral part of these financial statements.

            TELECOMUNICACIONES DE PUERTO RICO, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                                                              COMPANY                       PREDECESSORS
                                                                    ----------------------------    ---------------------------
                                                                                        FOR THE 1999 PERIOD
                                                                                    ----------------------------
                                                                    FOR THE YEAR                                    FOR THE YEAR
                                                                       ENDED          MARCH 2,       JANUARY 1,         ENDED
                                                                    DECEMBER 31,      THROUGH         THROUGH       DECEMBER 31,
                                                                        2000        DECEMBER 31,      MARCH 1,          1998
                                                                    ------------    ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                 $    126,191    $   (133,193)   $      1,851    $    224,367
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
    Depreciation and amortization                                        298,452         241,974          50,393         296,493
    Provision for uncollectible accounts                                  82,759          73,386           6,676          50,085
    Deferred income tax                                                   21,441         (46,453)             --              --
    Cumulative effect of accounting change                               (10,769)             --              --              --
    Extraordinary charge                                                      --          60,500              --              --
    Accretion of discount on subscription receivable                     (10,960)        (10,655)             --              --
    Equity income from joint venture                                      (2,000)             --              --              --
    Early retirement provision                                            19,342         203,187              --              --
    ESOP compensation grant                                                   --              --          26,100              --
    Release of ESOP shares                                                 1,703           8,700              --              --
    Loss on retirement of telephone plant                                     --              --              --          13,638
    Changes in assets and liabilities:
        Accounts receivable                                              (88,165)        (60,944)        (21,172)        (95,755)
        Inventory and supplies                                             2,899           9,428          (1,306)          7,709
        Prepaid expenses and other assets                                (40,008)         (7,018)          2,374          (3,653)
        Other current and non-current liabilities                         84,633         (22,783)         (9,059)        120,867
                                                                    ------------    ------------    ------------    ------------
              Net cash provided by operating activities                  485,518         316,129          55,857         613,751
                                                                    ------------    ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures, including removal costs                        (213,137)       (240,117)        (33,237)       (287,988)
   Net salvage on retirements                                              6,236          14,150              73           8,382
   Acquisition of Internet Service Provider                                   --         (20,440)             --              --
                                                                    ------------    ------------    ------------    ------------
              Net cash used in investing activities                     (206,901)       (246,407)        (33,164)       (279,606)
                                                                    ------------    ------------    ------------    ------------


CASH FLOWS FROM FINANCING ACTIVITIES:
   Capital contribution                                                   40,000              --         110,577         210,476
   Dividends                                                                  --              --         (83,116)       (529,835)
   Advance to ESOP                                                        (3,320)             --              --              --
   ESOP contribution                                                          --              --         (26,100)             --
   Net issuance (repayments) of short-term debt, including
      capital leases                                                    (329,945)        (96,767)      1,583,044            (429)
   Special PRTA Dividend                                                      --              --      (1,570,182)             --
                                                                    ------------    ------------    ------------    ------------
              Net cash provided by (used in) financing activities       (293,265)        (96,767)         14,223        (319,788)
                                                                    ------------    ------------    ------------    ------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                     (14,648)        (27,045)         36,916          14,357
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                          45,482          72,527          35,611          21,254
                                                                    ------------    ------------    ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $     30,834    $     45,482    $     72,527    $     35,611
                                                                    ============    ============    ============    ============

The accompanying notes are an integral part of these financial statements.

TELECOMUNICACIONES DE PUERTO RICO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------

1. THE ACQUISITION, RELATED CORPORATE RESTRUCTURING AND CHANGES IN ACCOUNTING BASIS

   THE ACQUISITION AND CORPORATE RESTRUCTURING

   On April 7, 1997, the Government of the Commonwealth of Puerto Rico (the "Government") announced a plan, which resulted in the privatization of the Puerto Rico Telephone Company, Inc. ("PRTC") and Celulares Telefonica, Inc. ("CT"), through a competitive bidding process. On July 21, 1998, after the conclusion of the bidding process, a consortium led by GTE Corporation (the "GTE Group") was awarded the right to purchase a controlling interest in Telecomunicaciones de Puerto Rico, Inc. (the "Company" or the "Successor") and entered into the acquisition agreement (the "Acquisition"). Under the provisions of the Acquisition agreement, the Company, a Puerto Rico corporation, was utilized for the purpose of acquiring the stock of PRTC and CT from Puerto Rico Telephone Authority ("PRTA"), a public corporation and a subsidiary of the Government.
   On March 1, 1999, pursuant to the terms of the Acquisition agreement, the Company acquired 100% of the common stock of PRTC and CT (the "Predecessors"). Prior to the Acquisition, the Company had no operations, assets or liabilities, and operated as a holding company formed in connection with the efforts to privatize the Predecessors and to consummate the sale of a controlling interest in the Predecessors to the GTE Group under the Acquisition agreement.

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

   o The PRTA obtained a forty-three percent (43%) interest less one share of the stock of the Company in exchange for its remaining interests in PRTC and CT. In the Acquisition agreement, the PRTA agreed to contribute cash or stock worth a total of $200 million as a capital contribution in even installments over five years beginning on March 2, 2000. The Company will use the $200 million to fund its underfunded pension and other post-employment benefit obligations. The contribution must be in cash for the first two installments and cash or stock of the Company for the last three installments. Future receipts have been recorded at their discounted present value of $159.7 million (at an 8% discount rate).

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

    On June 30, 2000, the Company's managing shareholder, GTE Corporation, completed a merger of equals with Bell Atlantic Corporation. After the merger, the combined Company is doing business as Verizon Communications, Inc. ("Verizon"). The Company is now an indirect affiliate of Verizon.

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
                                                                                   ==========

    These adjustments consider the effect of a change in the status of the Company to a tax-paying enterprise after March 2, 1999, as required by the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes".

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION

    The financial statements of the Predecessors for the two-month period ended March 1, 1999, and the year ended December 31, 1998, reflect the historical cost of their assets and liabilities and results of their operations prior to completion of the Acquisition and are referred to as the Predecessors' financial statements. Accordingly, the accompanying financial statements of the Predecessors and the Company are not comparable in all material respects, since the Company's financial condition, results of operations, and cash flows use a new accounting basis. The Company is a holding company with no assets or operations other than its investment in its subsidiaries. PRTC and CT are wholly owned subsidiaries of the Company, and fully and unconditionally guarantee payment of the senior notes and the commercial paper.

    Separate financial statements for PRTC and CT have not been included because the aggregate net assets, earnings and equity of PRTC and CT are substantially equivalent to the aggregate net assets, earnings and equity of the Company on a consolidated basis. Management believes that separate financial statements and other disclosures concerning PRTC and CT are not material to investors. In addition, the Company's other subsidiaries namely Puerto Rico Telephone Directories, Inc., Datacom Caribe, Inc. and Coqui. com Corporation (which are not guarantors of the senior notes), are inconsequential to the consolidated financial statements but are consolidated subsidiaries.

    PRINCIPLES OF CONSOLIDATION

    The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries after the elimination of significant intercompany transactions and balances.

    USE OF ESTIMATES

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    REVENUE RECOGNITION

    Revenues are recognized when services are rendered or products are delivered to customers.

    Common carrier line access revenues are generated based on the participation by the PRTC in revenue pools with other telephone companies managed by the National Exchange Carriers Association ("NECA"), which are funded by access charges authorized by the Federal Communications Commission ("FCC") and long-term support amounts received from the Universal Service Fund. Pooled amounts are divided among telephone companies based on allocations of costs and investments in providing interstate services. Revenues are based on preliminary allocations and cost studies and are subject to final settlement in subsequent periods.

    Revenues from prepaid cellular cards are recognized based upon usage with any residual balances recognized at the expiration date.

    Directory revenues are recognized on the date that directories are published and substantially delivered (see Note 3).

    Activation revenues are deferred and amortized over the estimated life of the customer relationship (see Note 3).

    CASH AND CASH EQUIVALENTS

    Short-term investments with original maturities of three months or less are classified as cash equivalents.

    ALLOWANCE FOR DOUBTFUL ACCOUNTS

    The allowance for doubtful accounts is an amount that management believes will be adequate to absorb possible losses on existing receivables that may become uncollectible based on evaluations of the collectibility of the receivables and prior loss experience. Because of uncertainties inherent in the estimation process, management's estimate of losses and the related allowance may change. The Company is not dependent on any single customer.

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

    INTANGIBLE ASSETS

    As a result of the Acquisition, the Company recorded goodwill and other long-term intangible assets of $336 million, which are amortized on a straight-line basis over 25 years. A Wireless customer base intangible of $18.2 million was also created with the Acquisition. The customer base is being amortized on a straight-line basis over 3 years to reflect the period over which revenues are expected to be generated by customers.

    During December 1999, the Company recorded goodwill of $21 million and a customer base intangible of $2.9 million relating to the acquisition of Datacom Caribe, Inc., an internet service provider. These intangible assets are being amortized on a straight-line basis over 10 and 4 years, respectively.

    EMPLOYEE BENEFIT PLANS

    Pension and post-employment health care and life insurance benefits earned as well as interest on projected benefit obligations are accrued currently. Prior service costs and credits resulting from changes in plan benefits are amortized over the average remaining service period of the employees expected to receive the benefits.

    VALUATION OF ASSETS

    Assets are assessed for impairment when changes in circumstances indicate that their carrying values are not recoverable. Under SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," a determination of impairment, if any, is made based on estimated cash flows, salvage value or expected net sales proceeds. Losses are recognized in circumstances where an impairment exists, at the amount by which the carrying value of assets exceeds fair value. Fair value is determined based on quoted market prices or other information when quoted market prices are not available.

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

    RECLASSIFICATIONS

    Reclassifications of prior periods' data have been made to conform to the current year's presentation.

3.  ACCOUNTING CHANGE AND ADOPTION OF SEC STAFF ACCOUNTING BULLETIN

    During the fourth quarter of 2000, the Company changed its method of accounting for directory-publishing revenues and related expenses from the amortization method to the point of publication method, effective January 1, 2000.

    Under the amortization method, pre-publication revenues and expenses are deferred and capitalized, respectively. Subsequent to publication, revenues are recognized and expenses amortized over the lives of the directories, generally one year. Under the point of publication method, such revenues and related expenses are recognized on the date that the directory is published and substantially delivered.

    The change was made because it more accurately reflects the operating cycle for the publishing of directories, which is substantially complete on the date the directory is published and substantially delivered. In addition, the new method conforms to revenue recognition practices prevalent in the industry.

    The cumulative effect of applying this accounting change to prior years is recognized as of January 1, 2000 as a one-time, non-cash gain of $17.7 million ($10.8 million, net of tax).

    The effect of applying the new method for the twelve months ended December 31, 2000 is a non-cash revenue included in operating income of $12.1 million.

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), which provides guidance on revenue recognition. SAB 101 is effective for fiscal years beginning after December 15, 1999. During 2000 and prior years, consistent with industry practice, the Company recognized telecommunications service activation fees and certain related costs at the time of service initiation. Based on guidance in SAB 101, the Company changed its accounting policies, effectively deferring the recognition of revenue and certain related costs associated with such new services over the life of the customer relationship. Costs are deferred only to the extent that revenue is deferred.

    The Company accounted for SAB 101 as a change in accounting principle effective January 1, 2000, and therefore has not restated prior year financial statements. The effect of adoption resulted in deferring $34.2 million in revenues and certain costs related to activation services provided prior to January 1, 2000. These revenues and costs are to be recognized over a period of 5 years for wireline and 3 years for wireless. Because an equal amount of revenue and expense was deferred, there was no impact on net income for the change in accounting principle. This resulted in a reduction in revenues and expenses during 2000 net of current year amortization of $28.7 million. In accordance with the provisions for adopting SAB 101, the Company has restated its quarterly information in Note 22 to apply the provisions to all 2000 periods.

    Pro forma results, assuming the point of publication method and SAB 101 had been applied during prior periods (including results of both the Company and the Predecessors), is as follows:

                                                              FOR THE YEAR ENDED      FOR THE YEAR ENDED
                                                               DECEMBER 31, 1999       DECEMBER 31, 1998
                                                              --------------------    -------------------
                                                                           (In thousands)
       Revenues and sales                                        $    1,336,933          $  1,260,305
                                                                 ==============          ============

       Operating expenses                                        $    1,388,883          $  1,038,521
                                                                 ==============          ============

       Income (loss) before extraordinary charge and
           cumulative effect of accounting change                $      (76,858)         $    218,351
                                                                 ==============          ============

       Net income (loss)                                         $     (126,970)         $    228,739
                                                                 ==============          ============

4.  SUMMARY OF RECENT ACCOUNTING PRONOUNCEMENTS

    DERIVATIVES AND HEDGING ACTIVITIES

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires that all derivatives be measured at fair value and recognized as either assets or liabilities on the Company's balance sheet. Changes in the fair values of derivative instruments will be recognized in either earnings or comprehensive income, depending on the designated use and effectiveness of the instruments. The FASB amended this pronouncement in June 1999 to defer the effective date of SFAS No. 133 until January 1, 2001.

    In June 2000, the FASB issued SFAS No.138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which amended SFAS No. 133. The amendments in SFAS No. 138 address certain implementation issues and such related matters as the normal purchases and normal sales exception, the definition of interest rate risk, hedging recognized foreign-currency-denominated assets and liabilities, and intercompany derivatives. SFAS No. 138 also amends SFAS No. 133 for decisions made by the FASB related to the Derivatives Implementation Group process.

    The adoption of SFAS No. 133 and SFAS No. 138 did not have any effect on the Company's results of operations or financial condition.

5.  PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

    The following unaudited pro forma financial information summary represents the consolidated results of operations of the Company (and its Predecessors) as if the Acquisition had occurred at the beginning of 1998, after giving effect to certain adjustments. This pro forma information is presented for information purposes only and may not be indicative of the results of operations as they would have been if the Company had been a single entity during these periods, nor is it indicative of the results of operations which may occur in the future.

                                                                        FOR THE YEAR            FOR THE YEAR
                                                                           ENDED                  ENDED
                                                                        DECEMBER 31,           DECEMBER 31,
                                                                           1999                    1998
                                                                     ------------------     -------------------
                                                                                 (In thousands)
         Revenues and sales                                             $  1,349,566           $  1,270,684
                                                                        ============           ============

         Income (loss) before income tax                                $  (151,537)           $     18,485
                                                                        ===========            ============

         Income (loss) before extraordinary charge                      $   (92,438)           $     11,276
                                                                        ===========            ============


    The pro forma amounts reflect adjustments for interest expense, property, municipal and unemployment taxes, management fees and royalties, and amortization expense. The Company received an extension through July 1, 2001 in the support from the National Exchange Carriers Association ("NECA") which the Company anticipated losing. As a result, the adjustments for this matter reflected in previously reported pro forma information are not reflected in the figures above.

6.  PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment consist of:

                                                                       DECEMBER 31,            DECEMBER 31,
                                                                           2000                    1999
                                                                        ------------            ------------
                                                                                 (In thousands)
         Outside plant                                                   $  1,896,549           $  1,836,360
         Central office and transmission equipment                          1,159,474              1,125,272
         Other equipment                                                      374,771                365,254
         Buildings                                                            325,328                322,431
         Land                                                                  22,912                 23,441
                                                                         ------------           ------------
              Gross plant in service                                        3,779,034              3,672,758
         Less accumulated depreciation                                      2,222,889              2,056,432
                                                                         ------------           ------------
              Net plant in service                                          1,556,145              1,616,326
         Construction in progress                                             116,186                126,163
                                                                         ------------           ------------
              Total                                                      $  1,672,331           $  1,742,489
                                                                         ============           ============

7.  INTANGIBLES

    Intangibles consist of:

                                                          DECEMBER 31,   DECEMBER 31,
                                                              2000           1999
                                                          ------------   ------------
                                                                (In thousands)
         Goodwill                                         $    150,236   $    150,236
         Franchise-wireline                                     96,000         96,000
         Franchise -wireless                                    60,000         60,000
         Brand                                                  50,900         50,900
         Customer base                                          21,100         21,100
         Deferred pension asset                                 17,700          6,290
         Other, principally software licenses                    6,118          1,879
                                                          ------------   ------------
              Total cost                                       402,054        386,405
         Less accumulated amortization                          39,421         15,027
                                                          ------------   ------------
              Total                                       $    362,633   $    371,378
                                                          ============   ============

8.  OTHER ASSETS

      Other assets consist of:

                                                          DECEMBER 31,   DECEMBER 31,
                                                              2000           1999
                                                          ------------   ------------
                                                                (In thousands)
         Deferred activation costs                        $     28,715   $         --
         Unbilled installation equipment sales                  23,672         28,575
         Deferred financing costs, net                           6,531          8,007
         Other deferred costs                                   10,226          3,263
         Investment in joint venture                             2,000             --
         Other assets                                            9,969          5,897
                                                          ------------   ------------
              Total                                       $     81,113   $     45,742
                                                          ============   ============

9.  PENSION PLAN

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

    Health care and life insurance benefits are provided to former employees who reach normal retirement age or receive this benefit under an early retirement program. The following table sets forth the status of the plans, the actuarial assumptions and the amounts in the financial statements as of December 31, 2000 and 1999:

(In thousands)

                                           PENSION AND LUMP SUM BENEFITS                 OTHER POST-EMPLOYMENT BENEFITS
                                    ------------------------------------------    ------------------------------------------
                                              COMPANY             PREDECESSORS             COMPANY              PREDECESSORS
                                    ----------------------------  ------------    ----------------------------  ------------
                                                       FOR THE 1999 PERIOD                           FOR THE 1999 PERIOD
                                                    --------------------------                    --------------------------
                                    FOR THE YEAR                                  FOR THE YEAR
                                       ENDED          MARCH 2,      JANUARY 1,       ENDED          MARCH 2,      JANUARY 1,
                                    DECEMBER 31,      THROUGH        THROUGH      DECEMBER 31,      THROUGH        THROUGH
                                        2000        DECEMBER 31,     MARCH 1,         2000        DECEMBER 31,     MARCH 1,
                                    ------------    ------------    ----------    ------------    ------------    ----------
Change in benefit obligation:
  Benefit obligation at beginning
     of period                      $    856,047    $    767,862    $  761,186    $    250,226    $    179,041    $  177,446
  Service cost                            17,079          18,968         3,663           4,158           4,793           849
  Interest cost                           67,152          51,694         8,830          20,899          13,705         2,059
  Amendments                               7,833        (114,313)           --             712          50,684            --
  Actuarial loss                          24,734         200,995           258          29,461          11,289            --
  Benefits paid                          (73,322)        (69,159)       (6,075)        (15,030)         (9,286)       (1,313)
                                    ------------    ------------    ----------    ------------    ------------    ----------
  Benefit obligation at end of
     period                         $    899,523    $    856,047    $  767,862    $    290,426    $    250,226    $  179,041
                                    ------------    ------------    ----------    ------------    ------------    ----------
Change in plan assets:
  Fair value of plan assets at
     beginning of period                 573,720         513,456       505,681              --              --            --
  Actual return on plan assets           (13,091)         67,028         7,846              --              --            --
  Employer contributions                  91,646          62,395         6,004              --              --            --
  Benefits paid                          (72,600)        (69,159)       (6,075)             --              --            --
                                    ------------    ------------    ----------    ------------    ------------    ----------
  Fair value of plan assets at
     end of period                  $    579,675    $    573,720    $  513,456              --              --            --
                                    ------------    ------------    ----------    ------------    ------------    ----------

Funded status                           (319,848)       (282,327)     (254,406)       (290,426)       (250,226)     (179,041)
Unrecognized (gain) loss                 (44,946)       (121,789)      107,362          74,654          47,590        26,512
Unrecognized prior service cost           30,694          25,376        32,667           6,532           7,428        16,350
Unrecognized net transition
  obligation                               3,422           4,061         9,193          26,935          29,137        61,944
                                    ------------    ------------    ----------    ------------    ------------    ----------
Net amount recognized               $   (330,678)   $   (374,679)   $ (105,184)   $   (182,305)   $   (166,071)   $  (74,235)
                                    ============    ============    ==========    ============    ============    ==========
Balance sheet amounts consist of:
  Accrued benefit liability         $   (373,852)   $   (380,969)   $ (140,317)   $   (182,305)   $   (166,071)   $  (74,235)
  Intangible asset (Note 7)               17,700           6,290        22,965              --              --            --
  Accumulated other comprehensive
   loss                                   25,475              --        12,168              --              --            --
                                    ------------    ------------    ----------    ------------    ------------    ----------
Net amount recognized               $   (330,677)   $   (374,679)   $ (105,184)   $   (182,305)   $   (166,071)   $  (74,235)
                                    ============    ============    ==========    ============    ============    ==========


                                                                        PENSION AND                     OTHER
                                                                           LUMP                     POSTRETIREMENT
                                                                        SUM BENEFITS                   BENEFITS
                                                                  -----------------------     --------------------------
                                                                   2000     1999    1998       2000      1999      1998
                                                                  ------   ------  ------     ------    ------    ------
          Weighted-average  assumptions  as of  December 31 of
           each year:
          Discount rate                                             7.75%    8.00%   7.00%      7.75%     8.00%     7.00%
          Rate of compensation increase                             5.00%    6.00%   6.00%      5.00%     6.00%     6.00%
          Expected return on plan assets                            9.25%    9.00%   9.00%        n/a      n/a       n/a

    The health-care cost trend rate used for 2000 and 1999 was 6% and 7%, respectively.

    An additional minimum pension liability related to the Pension Fund for Hourly Employees of Puerto Rico (the "Hourly Plan") was recorded at December 31, 2000 and 1999. This amount represents the excess of accumulated benefit obligations over the fair value of plan assets and accrued liabilities. A deferred pension asset was recorded for unrecognized prior service costs. At December 31, 2000, since the deferred pension asset recognized did not exceed the unrecognized prior service cost, the excess liability was recorded as a separate reduction to shareholders' equity and was classified as "Accumulated Other Comprehensive Loss."

    In the Acquisition agreement, the PRTA agreed to contribute cash or stock worth a total of $200 million as a capital contribution in even $40 million installments over five years beginning on March 2, 2000. The Company will use the $200 million to fund its underfunded pension and other post-employment benefit obligations. The contribution must be in cash for the first two installments and cash or stock of the Company for the last three installments. During the year ended December 31, 2000, $40 million in cash was received for the first installment. Future receipts have been recorded at their discounted present value of $159.7 million (at a 8% discount rate) as a specific component of shareholders' equity.

    Net pension and other post-employment benefit expenses for the years 2000, 1999 and 1998 includes the following components (in thousands):


                                                            COMPANY                       PREDECESSORS
                                                  ----------------------------    ----------------------------
                                                                      FOR THE 1999 PERIOD
                                                                  ----------------------------
                                                  FOR THE YEAR                                    FOR THE YEAR
                                                     ENDED          MARCH 2,       JANUARY 1,         ENDED
                                                  DECEMBER 31,      THROUGH         THROUGH       DECEMBER 31,
                                                      2000        DECEMBER 31,      MARCH 1,          1998
                                                  ------------    ------------    ------------    ------------
    PENSION BENEFIT EXPENSES:

    Service cost                                  $     17,079    $     18,968    $      3,663    $     17,795
    Interest cost                                       67,152          51,694           8,830          48,640
    Expected return on plan assets                     (54,677)        (38,645)         (7,588)        (34,280)
    Net amortization and deferral                        1,461           4,262           1,446           6,539
    Effect of early retirement program                  17,354         182,591              --              --
                                                  ------------    ------------    ------------    ------------
    Total                                         $     48,369    $    218,870    $      6,351    $     38,694
                                                  ============    ============    ============    ============

    OTHER  POSTEMPLOYMENT BENEFIT EXPENSES:

    Service cost                                  $      4,158    $      4,793    $        849    $      3,981
    Interest cost                                       20,900          13,706           2,059          11,404
    Net amortization and deferral                        5,495           4,162           1,176           6,655
    Effect of early retirement program                     712          11,289              --              --
                                                  ------------    ------------    ------------    ------------
    Total                                         $     31,265    $     33,950    $      4,084    $     22,040
                                                  ============    ============    ============    ============

    During the last quarter of year 2000, a voluntary early retirement program was offered to management employees. There were 95 employees who elected to participate in this program prior to December 31, 2000, and a $19.3 million non-cash provision was recorded in December 2000. Those choosing to retire received a credit for three years additional service, five years of additional age, and were immediately eligible for retiree medical benefits. The non-cash provision includes $18.1 million of pension and other post-employment expenses shown in the table above and other benefit provision for retirees sick leave recorded in other liabilities. There were 13 additional employees who elected to participate in the program during the first quarter of 2001. A $3 million non-cash provision will be reflected in the Company's results of operations during the first quarter of 2001.

    Voluntary early retirement programs were offered in stages throughout 1999. Those choosing to retire received normal medical and life insurance benefits, a credit for five additional years of service and five years for age, and were not penalized for early retirement in the calculation of their pension benefits. A $207 million non-cash provision was recorded for 1,342 people who accepted the program.

10. DEFERRED ESOP COMPENSATION

    The ESOP acquired a 3% interest amounting to $26.1 million with funds borrowed from the Company under a twenty-year note in order to establish a contributory investment fund plan for current and future employees. Shares are maintained in a suspense account until released to participants. The release of shares to participants in a given year is based on the greater of participant contributions plus a Company match of 30% up to 5% of wages or a minimum based on an amortization schedule. The minimum amount is based on the ratio of annual debt service to total debt service multiplied by the initial 750,000 shares. Compensation expense is recorded based on the release of shares at market value, based on an independent appraisal performed annually.

    During 2000, the ESOP obtained a $3.3 million advance from the Company that was used to purchase Company shares from retired employees. The capital contribution is reflected as additional deferred compensation. The ESOP also released approximately 22,000 shares during the year ended December 31, 2000 resulting in compensation expense of $1.7 million, reflecting the market value of the shares. The release of these shares at the par value of $767,000 was recorded as a reduction of deferred compensation expense.

11. OTHER CURRENT LIABILITIES

    Other current liabilities consist of:

                                                          DECEMBER 31,   DECEMBER 31,
                                                              2000           1999
                                                          ------------   ------------
                                                                (In thousands)
Accrued expenses                                          $    157,989   $    131,843
Accounts payable                                               149,700        111,582
Employee benefit accruals                                       45,307         40,564
Carrier payables                                                38,843         32,102
Taxes                                                           42,063         20,684
Interest                                                         8,375         11,593
                                                          ------------   ------------
     Total                                                $    442,277   $    348,368
                                                          ============   ============

12. LONG-TERM DEBT

    Long-term debt consists of:

                                                          DECEMBER 31,   DECEMBER 31,
                                                              2000          1999
                                                          ------------   ------------
                                                                (In thousands)
Senior notes
   Due May 20, 2002 at 6.15%                              $    299,967   $    299,944
   Due May 20, 2006 at 6.65%                                   399,881        399,863
   Due May 20, 2009 at 6.80%                                   299,852        299,839
Bank note facility                                             160,000        495,000
Commercial paper                                                 7,000             --
Other debt, including obligations under capital leases             781          2,780
                                                          ------------   ------------
     Total                                                   1,167,481      1,497,426
Less short-term debt                                           167,244        497,317
                                                          ------------   ------------
Long-term debt                                            $  1,000,237   $  1,000,109
                                                          ============   ============

    The senior notes are unconditionally guaranteed by PRTC and CT with no financial covenants. The 2006 and 2009 notes can be prepaid at a 15 basis point penalty.

    The bank note consists of a $500 million syndicated five-year revolving credit facility with prepayment at the option of the Company and bears interest at LIBOR plus 32.5 basis points, approximating a 7% interest rate at December 31, 2000 and 1999, respectively. This bank debt is subject to financial covenants, with the most significant being that the outstanding principal balance must be less than 4 times adjusted Earnings Before Interest, Taxes, Depreciation, and Amortization ("EBITDA"), as defined in the facility agreement. During 2000, the Company reduced the bank note facility by $335 million, principally through internally generated funds. All of the debt is unsecured and non-amortizing.

    In November 2000, the Company signed a commercial paper dealer agreement to permit issuances of up to $500 million. The agreement calls for the issuance and sale of short-term promissory notes, with maturities up to 365 days, through certain dealers. PRTC and CT serve as guarantors of the debt. The interest rate for commercial paper borrowings at December 31, 2000 was approximately 7%.

    The Company executed two new working capital facilities with Banco Bilbao Vizcaya ("BBV") and Popular, Inc. ("Popular") each for $50 million during the second quarter. These facilities replaced a $200 million facility with Popular, which was initiated on March 2, 1999 and expired on March 2, 2000. The interest rate on the credit facilities is LIBOR plus 50 basis points.

            The aggregate maturities of long-term debt are approximately as follows (in thousands):


    YEAR ENDING
    DECEMBER 31,                                                              AMOUNT
    ------------                                                            -----------
    2002                                                                    $   300,000
    2006 and thereafter                                                         700,000
                                                                            -----------
       Total                                                                $ 1,000,000
                                                                            ===========

13.  OTHER NON-CURRENT LIABILITIES

     Other non-current liabilities consist of:

                                                                     DECEMBER 31,   DECEMBER 31,
                                                                         2000           1999
                                                                     ------------   ------------
                                                                           (In thousands)
    Pension and other post-employment benefits liability             $    556,157   $    547,040
    Customer deposits                                                      29,572         28,990
    Deferred activation revenues                                           28,715             --
    Other liabilities                                                      44,832         36,295
                                                                     ------------   ------------
         Total                                                       $    659,276   $    612,325
                                                                     ============   ============

    Deferred activation revenues represent the unamortized effect of adopting SAB 101 on a cumulative effect basis as of January 1, 2000. This amount is also recorded in other assets as shown in Note 8.

14. SHAREHOLDERS' EQUITY

    COMMON STOCK

    Common stock consisted of fifty million authorized no par value shares, of which twenty five million shares were outstanding at December 31, 2000 and 1999. A 25 to 1 stock split was approved and became effective on December 31, 1999 to decrease the per share market price in order to increase their affordability to ESOP participants.

    SUBSCRIPTION RECEIVABLE

    The subscription receivable reflects future receipts (see Note 1) at their discounted present value (at an 8% discount rate) to be contributed by PRTA in even $40 million annual installments over five years commencing March 2, 2000, to fund a portion of the unfunded pension and other post-employment benefit obligations.

    ACCUMULATED OTHER COMPREHENSIVE LOSS

    The accumulated other comprehensive loss represents unrecognized losses and transition obligations associated with the Hourly Plan because the accumulated benefit obligation exceeded the fair value of plan assets at December 31, 2000.

    DIVIDENDS

    The Company's shareholders agreement states that dividends equal to at least 50% of net income will be payable quarterly to the extent funds are legally available. No dividends were declared for the years ended December 31, 2000 and 1999. The Company had accumulated deficits of $7 million at December 31, 2000 and $133 million at December 31, 1999. The senior note indentures and credit facility agreements do not contain dividend restrictions.


15. INCOME TAXES

    The Predecessors were exempt from income, property, municipal gross receipts, and other taxes until March 2, 1999, as all taxes and payments in lieu of taxes were the responsibility of the PRTA. Effective March 2, 1999, because of the change in control brought about by the Acquisition and under the provisions of the 1994 Puerto Rico Internal Revenue Code, as amended ("the Code"), the Company and its subsidiaries are subject to a regular or alternative minimum income tax ("AMT"). An AMT credit is generated for income taxes paid on an AMT basis in excess of the regular tax and may be claimed in future years to the extent the regular tax exceeds the AMT. The Company and its subsidiaries file individual income tax returns as consolidated returns are not allowed under the code.

    The provision (benefit) for income tax is determined by applying the maximum statutory tax rate of 39% to pretax income. During the year 2000 and the period from March 2, 1999 through December 31, 1999, the Company recorded an income tax provision (benefit) of $40.4 and $(46.5) million, respectively, as set forth below:


                                                                 YEAR ENDED     MARCH 2 TO
                                                                DECEMBER 31,   DECEMBER 31,
                                                                    2000           1999
                                                                ------------   ------------
                                                                       (In thousands)
Current                                                         $     25,636   $         --

Deferred                                                              14,720        (46,453)
                                                                ------------   ------------

Total                                                           $     40,356   $    (46,453)
                                                                ============   ============

    A reconciliation of the provision (benefit) to the amount computed by applying the statutory rate for the year ended December 31, 2000 and the period from March 2, 1999 to December 31, 1999, is as follows:

                                                                 YEAR ENDED       MARCH 2 TO
                                                                DECEMBER 31,     DECEMBER 31,
                                                                    2000             1999
                                                                ------------     ------------
                                                                        (In thousands)
Provision (benefit) computed at statutory rate                          39.0%           (39.0)%
Effect of income tax provision (benefit) as a result of:
   Book income not subject to tax                                       (7.9)%             --
   Additional deduction for tax purposes                                (8.9)%             --
   Other                                                                 3.7%              --
                                                                ------------     ------------

Income tax provision (benefit)                                          25.9%           (39.0)%
                                                                ============     ============


    The amount of deferred income tax asset as of December 31, 2000 and 1999, is as follows:

                                                                   2000          1999
                                                                ----------    ----------
                                                                     (In thousands)
Goodwill and intangibles                                        $   45,344    $   44,456
Employee benefit liabilities                                       180,064       184,183
Net loss carry-forward and other                                     9,710        27,920
                                                                ----------    ----------
          Total                                                 $  235,118    $  256,559
                                                                ==========    ==========

    Management believes that realization of the deferred income tax asset related to the Company's wireline business, is more likely than not, based on the basis of its evaluation of PRTC's anticipated taxable income over the period of years that the temporary differences are expected to become tax deductions.

    A valuation allowance of approximately $15 million against accumulated net operating losses reflected as a deferred tax asset, which is related to the Company's wireless business, was recorded at December 31, 2000. This allowance has been established since, based on currently available evidence, management did not believe that it was more likely than not that CT would generate a sufficient level and proper mix of taxable income within the appropriate period to utilize these tax benefits.

16. RELATED PARTY TRANSACTIONS

    During the years ended December 31, 2000 and 1999, the Company had the following significant transactions with affiliated companies:

    o At December 31, 2000 and 1999, the Company maintained an unused $50 million and $200 million, respectively, working capital credit facility with an affiliate. This affiliate provides the Company with general banking services, such as lock-box and payroll. In addition, the Company has a contract with this affiliate by which they print and send the monthly billings to the Company's wireless customers. The charges for all of these services amounted to approximately $8 million and $6 million for the years ended December 31, 2000 and 1999, respectively.

    o As a result of the Acquisition, the Company entered into a five-year Management and Technology License Agreement with Verizon. Under this agreement, affiliates of Verizon will provide advice and direction related to the administration and operations of the Company, as well as intellectual property or software. Fees for these services amounted to $52 million and $37 million for the years ended December 31, 2000 and 1999, respectively.

    o In January 2000, the Company entered into a joint venture agreement with AXESA, the largest yellow page publishing company in Puerto Rico. During the year ended December 31, 2000, the Company generated earnings of $2 million for the approximate 25% share in AXESA.

    o The Company also enters into transactions with affiliates for the purchase of materials and supplies used in the construction and expansion of its telecommunications network. Such transactions are subject to conditions similar to transactions with independent third parties. The Company also participates with affiliates of shareholders in sharing the cost of development of computer software programs by third party vendors. The shareholders receive no compensation for arranging the development of such systems. In addition, the Company reimburses shareholders and affiliates for the direct cost of a limited number of employees that work at the Company in management positions.

17. FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying amounts and fair values of the Company's financial instruments at December 31 are as follows:

                                               2000                      1999
                                      -----------------------   -----------------------
                                        Carrying      Fair       Carrying       Fair
                                        Amount       Value        Amount       Value
                                      -----------  ----------   ----------   ----------
                                                       (In thousands)
Assets:
    Cash and cash equivalents         $   30,834   $   30,834   $   45,482   $   45,482
    Accounts receivable                  345,495      345,495      329,320      329,320
Liabilities:
    Other current liabilities         $  442,277   $  442,277   $  348,368   $  348,368
    Short-term debt                      167,244      167,244      497,317      497,317
    Long-term debt                     1,000,237      971,928    1,000,109      948,161


18. SEGMENT REPORTING

    The Company has two reportable segments: Wireline and Wireless. The Wireline segment provides:

    o Local services including basic voice, telephone and telecommunications equipment rentals, value-added services, high speed private line services, Internet access and public phone service;

    o Access services provided to long distance carriers, competitive local exchange carriers, and cellular and paging operators to originate and terminate calls on our network;

    o Long distance services including direct dial on-island and off-island, operator assisted calls, prepaid calling card and high-speed private line revenues;

    o    Directory publishing rights revenues; and

    o Telecommunications equipment sales and billing and collection services to competing long distance operators in Puerto Rico.

    The Wireless segment provides cellular and paging services, and wireless equipment sales.

    The Company measures and evaluates the performance of its segments based on EBITDA, which is a common industry profitability and liquidity measure. The accounting policies of the segments are the same as those followed by the Company (see Note 2). The Company accounts for intersegment revenues at market prices.

    Segment results for the Company and its Predecessors were as follows (in thousands):


                                                        COMPANY                       PREDECESSORS
                                              ----------------------------    ----------------------------
                                                                  FOR THE 1999 PERIOD
                                                              ----------------------------
                                              FOR THE YEAR                                    FOR THE YEAR
                                                 ENDED          MARCH 2,       JANUARY 1,         ENDED
                                              DECEMBER 31,      THROUGH         THROUGH       DECEMBER 31,
                                                  2000        DECEMBER 31,      MARCH 1,          1998
                                              ------------    ------------    ------------    ------------
WIRELINE:
  Revenues and sales
    Local services                            $    579,836    $    430,942    $     82,012    $    479,176
    Long distance services                         170,422         162,395          48,613         251,754
    Access services                                393,501         304,947          50,827         304,642
    Directory services and other                    59,153          76,899          11,135          73,952
                                              ------------    ------------    ------------    ------------
  Total  revenues and sales                   $  1,202,912    $    975,183    $    192,587    $  1,109,524
                                              ============    ============    ============    ============

  EBITDA                                      $    472,231    $    149,491    $     45,033    $    484,977
                                              ============    ============    ============    ============
  Capital expenditures                        $    163,973    $    172,599    $     31,427    $    250,986
                                              ============    ============    ============    ============
  Depreciation and amortization               $    258,195    $    205,536    $     45,632    $    288,042
                                              ============    ============    ============    ============

WIRELESS:
  Revenues and sales
     Cellular services                        $    148,136    $    114,231    $     20,541    $    100,265
     Paging services
                                                    34,909          39,717           8,202          59,728
     Equipment sales and other                      10,171          12,091           3,280           5,361
                                              ------------    ------------    ------------    ------------
  Total revenues and sales                    $    193,216    $    166,039    $     32,023    $    165,354
                                              ============    ============    ============    ============

  EBITDA                                      $     56,528    $     38,464    $      6,804    $     32,675
                                              ============    ============    ============    ============
  Capital expenditures                        $     45,331    $     51,387    $      3,409    $     31,675
                                              ============    ============    ============    ============
  Depreciation and amortization               $     40,257    $     36,438    $      4,761    $      8,451
                                              ============    ============    ============    ============

CONSOLIDATED:
  Revenues for reportable segments            $  1,396,128    $  1,141,222    $    224,610    $  1,274,878
  Elimination of intersegment revenues              (7,149)        (14,956)         (1,310)         (4,194)
                                              ------------    ------------    ------------    ------------
  Consolidated revenues                       $  1,388,979    $  1,126,266    $    223,300    $  1,270,684
                                              ============    ============    ============    ============

EBITDA:
  Operating income (loss)                     $    230,307    $    (54,019)   $      1,444    $    221,159
  Depreciation and amortization                    298,452         241,974          50,393         296,493
                                              ------------    ------------    ------------    ------------
  EBITDA                                      $    528,759    $    187,955    $     51,837    $    517,652
                                              ============    ============    ============    ============

  Capital expenditures                        $    209,304    $    223,986    $     34,836    $    282,661
                                              ============    ============    ============    ============
  Depreciation and amortization               $    298,452    $    241,974    $     50,393    $    296,493
                                              ============    ============    ============    ============

                                              AS OF           AS OF
                                          DECEMBER 31,    DECEMBER 31,
      ASSETS                                  2000            1999
---------------------                     ------------    ------------
Wireline assets                           $  2,648,056    $  2,591,170

Wireless assets                                252,047         296,550
                                          ------------    ------------

Segment assets                            $  2,900,103    $  2,887,720

Elimination of intersegment assets            (133,302)        (59,973)
                                          ------------    ------------

Consolidated assets                       $  2,766,801    $  2,827,747
                                          ============    ============

19. SUPPLEMENTAL CASH FLOW INFORMATION

    Cash paid for interest for the year ended December 31, 2000 and from March 2, 1999 through December 31, 1999 amounted to approximately $94 million and $67 million, respectively. The Predecessors did not pay a significant amount of interest expense during the period from January 1, 1999 to March 1, 1999 and for the fiscal year 1998. There were no cash payments for income taxes by the Company or its Predecessors during the years ended December 31, 2000, 1999 and 1998.

    Non-cash operating activities include changes in the accrual of additional minimum liability amounting to approximately $37 million, $39 million and $14 million, for the years ended December 31, 2000, 1999 and 1998, respectively, which had an effect on deferred pension asset, employee benefit liability and accumulated other comprehensive income (loss).

20. LEASES

    The Company has capital and operating leases for certain facilities and equipment. Future minimum lease payments under non-cancelable capital and operating leases are as follows:

                                                  CAPITAL      OPERATING
                                                 ----------   ----------
                                                      (In thousands)
YEAR ENDING DECEMBER 31,

2001                                             $      310   $    8,446
2002                                                    201        6,623
2003                                                    170        5,463
2004                                                    160        4,154
2005                                                     90        2,687
Thereafter                                               12       17,694
                                                 ----------   ----------
Total minimum lease payments                            943       45,067
Less amount representing interest                       162           --
                                                 ----------   ----------

Present value of minimum lease payments          $      781   $   45,067
                                                 ==========   ==========

    Lease costs for the year ended December 31, 2000, from January 1, 1999 to March 1, 1999, from March 2, 1999 through December 31, 1999, and for the year ended December 31, 1998 amounted to approximately $10 million, $4 million, $5 million and $10 million, respectively.

21. CONTINGENCIES AND REGULATORY MATTERS

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

    The Company is regulated by the FCC for inter-state wireline services and by the Puerto Rico Telecommunications Board ("TRB") for intra-state wireline services. The Company is a party related to administrative procedures involving access charges disputes. The resolution of these matters is not expected to have a material adverse effect on the Company's financial condition and results of operations.

22. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table reflects the unaudited quarterly results of the Company for the years ended December 31, 2000 and 1999.


(In thousands)            AS REPORTED     RESTATED      AS REPORTED      RESTATED       AS REPORTED     RESTATED
                         FIRST QUARTER  FIRST QUARTER  SECOND QUARTER  SECOND QUARTER  THIRD QUARTER  THIRD QUARTER  FOURTH QUARTER
                         -------------  -------------  --------------  --------------  -------------  -------------  --------------
2000
Revenues and sales(1)(2) $     343,419  $     332,765  $      358,143  $      347,472  $     355,675  $     349,353  $      359,389
Operating costs and
   expenses(1)                 281,385        277,521         279,388         275,524        293,046        289,182         316,445
                         -------------  -------------  --------------  --------------  -------------  -------------  --------------
Operating income         $      62,034  $      55,244  $       78,755  $       71,948  $      62,629  $      60,171  $       42,944
                         =============  =============  ==============  ==============  =============  =============  ==============

Income before cumulative
   effect of accounting
   change                $      24,991  $      25,086  $       35,921  $       29,114  $      27,393  $      24,935  $       36,287
                         =============  =============  ==============  ==============  =============  =============  ==============

Cumulative effect of
   accounting change,
   net of tax(1)(2)      $          --  $      10,769  $           --  $           --  $          --  $          --  $           --
                         =============  =============  ==============  ==============  =============  =============  ==============

Net income               $      24,991  $      35,885  $       35,921  $       29,114  $      27,393  $      24,935  $       36,287
                         =============  =============  ==============  ==============  =============  =============  ==============


                                        JANUARY 1 THROUGH   MARCH 2 THROUGH
                                             MARCH 1           MARCH 31          SECOND QUARTER    THIRD QUARTER   FOURTH QUARTER
                                         --------------     --------------       --------------    -------------   --------------
1999
Revenues and sales                          $ 223,300         $ 108,499             $ 338,484        $ 334,861        $ 344,422
Operating costs and expenses                  221,856           101,030               284,443          418,209          376,603
                                            ---------         ---------             ---------        ---------        ---------
Operating income (loss)                     $   1,444         $   7,469             $  54,041        $ (83,348)       $ (32,181)
                                            =========         =========             =========        =========        =========

Income (loss) before extraordinary
    charge                                  $   1,851         $  (1,025)            $  21,470        $ (63,613)       $ (29,525)
                                            =========         =========             =========        =========        =========

Net income (loss)                           $   1,851         $ (61,525)            $  21,470        $ (63,613)       $ (29,525)
                                            =========         =========             =========        =========        =========


(1) During the fourth quarter of 2000, the Company changed its revenue recognition accounting method, in accordance with SEC Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements," effective January 1, 2000 (see Note 3). The quarterly information for the first three quarters of 2000, which had been previously reported has been restated. No restatement of 1999 information was necessary.

(2) During the fourth quarter of 2000, the Company changed its method of accounting for directory-publishing revenues and related expenses from the amortization method to the point of publication method, effective January 1, 2000 (see Note 3). The quarterly information for the first three quarters of 2000, which had been previously reported has been restated. No restatement of 1999 information was necessary.

TELECOMUNICACIONES DE PUERTO RICO, INC.

SCHEDULE II - Valuation and Qualifying Accounts For The Years Ended December 31, 2000, 1999 and 1998

                                   COLUMN A        COLUMN B        COLUMN C            COLUMN D         COLUMN E
---------------------------------------------------------------------------------------------------------------------
                                                          ADDITIONS
                                                 --------------------------------
                                   BALANCE AT                        CHARGED          DEDUCTIONS
                                   BEGINNING      CHARGED TO      (CREDITED) TO          FROM           BALANCE AT
         DESCRIPTION                OF YEAR        INCOME       OTHER ACCOUNTS(b)     RESERVES(a)      CLOSE OF YEAR
-------------------------------   ------------   ------------   -----------------   ---------------   ---------------
                                                              (Dollars in Million)
December 31, 2000

 Allowance for uncollectible
     accounts                         $ 67           $ 83             $  5              $  (69)            $ 86
                                      ====           ====             ====              ======             ====

December 31, 1999

 Allowance for uncollectible
     accounts                         $ 56           $ 80             $ (3)             $  (66)            $ 67
                                      ====           ====             ====              ======             ====

December 31, 1998

 Allowance for uncollectible
     accounts                         $ 64           $ 50             $ (5)             $  (53)            $ 56
                                      ====           ====             ====              ======             ====


                                   COLUMN A        COLUMN B        COLUMN C            COLUMN D         COLUMN E
---------------------------------------------------------------------------------------------------------------------
                                                          ADDITIONS
                                                 --------------------------------
                                   BALANCE AT                        CHARGED          DEDUCTIONS
                                   BEGINNING      CHARGED TO      (CREDITED) TO          FROM           BALANCE AT
         DESCRIPTION                OF YEAR        INCOME       OTHER ACCOUNTS(b)     RESERVES(a)      CLOSE OF YEAR
-------------------------------   ------------   ------------   -----------------   ---------------   ---------------
                                                              (Dollars in Million)
December 31, 2000

   Allowance for Inventory
     Obsolescence                     $  13          $  1              $  2               $ (7)             $   9
                                      =====          ====              ====               ====              =====

December 31, 1999

   Allowance for Inventory
     Obsolescence                     $  16          $  1              $  0               $ (4)             $  13
                                      =====          ====              ====               ====              =====

December 31, 1998

   Allowance for Inventory
     Obsolescence                     $  14          $  8              $  0               $ (6)             $  16
                                      =====          ====              ====               ====              =====

NOTES:

(a) Charges for which reserve was created.

(b) Other adjustments and recoveries of amounts written off in prior years.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

    TELECOMUNICACIONES DE PUERTO RICO, INC.

                                      By:        /s/ Jon E. Slater
                                          --------------------------------------
                                          Name:  Jon E. Slater
                                          Title: Chief Executive Officer
                                          Date:  March 30, 2001


                                      By:        /s/ Frank P. Gatto
                                         ---------------------------------------
                                          Name:  Frank P. Gatto
                                          Title: Chief Financial Officer
                                          Date:  March 30, 2001


                                      By:        /s/ Robert P. Huberty
                                         ---------------------------------------
                                          Name:  Robert P. Huberty
                                          Title: Chief Accounting Officer
                                          Date:  March 30, 2001

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                          DATE                 SIGNATURE                      CAPACITY
                   ------------------   --------------------------   --------------------------
                      March 30, 2001     /s/ Jon E. Slater           Chief Executive Officer
                                        ------------------------
                                        Jon E. Slater


                      March 30, 2001     /s/ Frank P. Gatto          Chief Financial Officer
                                        ------------------------
                                        Frank P. Gatto


                      March 30, 2001     /s/ Robert P. Huberty       Controller
                                        ------------------------
                                        Robert P. Huberty


                      March 30, 2001    /s/ Fares F. Salloum          Director
                                        ------------------------
                                        Fares F. Salloum


                      March 30, 2001     /s/ Al C. Giammarino        Director
                                        ------------------------
                                        Al C. Giammarino


                      March 30, 2001                                 Director
                                        ------------------------
                                        Michael  T. Masin


                      March 30, 2001     /s/ Jon E. Slater           Director
                                        ------------------------
                                        Jon E. Slater


                      March 30, 2001     /s/ Howard M. Svigals       Director
                                        ------------------------
                                        Howard M. Svigals


                      March 30, 2001     /s/ Richard L. Carrion      Director
                                        ------------------------
                                        Richard L. Carrion


                      March 30, 2001                                 Director
                                        ------------------------
                                        Ramon Cantero Frau


                      March 30, 2001                                 Director
                                        ------------------------
                                        Juan Agosto Alicea


                      March 30, 2001    /s/ Hector Nevares           Director
                                        ------------------------
                                        Hector Nevares

                                       INDEX TO EXHIBITS

       EXHIBIT
       NUMBER                             DESCRIPTION
       -------                            -----------
         3.1      Certificate of Incorporation of Telecomunicaciones de Puerto
                  Rico, Inc. Rico, Inc. (Incorporated by reference to Exhibit
                  3.1 of the Company's Registration Statement filed on Form S-4
                  (File 333-85503)).

         3.2 Certificate of Amendment to the Certificate of Incorporation of Telecomunicaciones de Puerto Rico, Inc. (Incorporated by reference to Exhibit 3.2 of the Company's Form 10-K for the year ended December 31, 1999) (File 333-85503)).

         3.3      By-Laws of Telecomunicaciones de Puerto Rico, Inc.
                  (Incorporated by reference to Exhibit 3.4 of the Company's
                  Registration Statement filed on Form S-4 (File 333-85503)).

         4.1      Trust Indenture dated as of May 20, 1999 between
                  Telecomunicaciones de Puerto Rico, Inc. and The Bank of New
                  York. (Incorporated by reference to Exhibit 4.1 of the Company's Registration Statement filed on Form S-4 (File
                  333-85503)).

         10.1     Amended and Restated Stock Purchase Agreement, dated as of May
                  27, 1998 and Amended and Restated as of July 21, 1998 by and among Puerto Rico Telephone Authority, Puerto Rico Telephone
                  Company, GTE Holdings (Puerto Rico) LLC and GTE International
                  Telecommunications Incorporated. (Incorporated by reference to Exhibit 10.1 of the Company's Registration Statement filed on
                  Form S-4 (File 333-85503)).

         10.2     First Amendment to the Stock Purchase Agreement, dated as of
                  January 4, 1999, by and among Puerto Rico Telephone Authority,
                  Puerto Rico Telephone Company, GTE Holdings (Puerto Rico) LLC and GTE International Telecommunications Incorporated.
                  (Incorporated by reference to Exhibit 10.2 of the Company's
                  Registration Statement filed on Form S-4 (File 333-85503)).

         10.3     Second Amendment to the Stock Purchase Agreement, dated as of
                  January 29, 1999, by and among Puerto Rico Telephone
                  Authority, Puerto Rico Telephone Company, GTE Holdings (Puerto
                  Rico) LLC and GTE International Telecommunications
                  Incorporated. (Incorporated by reference to Exhibit 10.3 of the Company's Registration Statement filed on Form S-4 (File
                  333-85503)).

         10.4     Third Amendment to the Stock Purchase Agreement, dated as of
                  March 2, 1999, by and among Puerto Rico Telephone Authority,
                  Puerto Rico Telephone Company, GTE Holdings (Puerto Rico) LLC,
                  GTE International Telecommunications Incorporated,
                  Telecomunicaciones de Puerto Rico, Inc. and Celulares
                  Telefonica, Inc. (Incorporated by reference to Exhibit 10.4 of
                  The Company's Registration Statement filed on Form S-4 (File
                  333-85503)).

         10.5 Shareholders Agreement, dated as of March 2, 1999, by and among Telecomunicaciones de Puerto Rico, Inc., GTE Holdings
                  (Puerto Rico) LLC, GTE International Telecommunications
                  Incorporated, Popular, Inc, Puerto Rico Telephone Authority and the shareholders of Telecomunicaciones de Puerto Rico, Inc., who shall from time to time be parties thereto as provided therein. (Incorporated by reference to Exhibit 10.5 of the Company's Registration Statement filed on Form S-4
                  (File 333-85503)).

         10.6 Amended and Restated Puerto Rico Management Agreement, dated as of March 2, 1999, by and among Telecomunicaciones de Puerto
                  Rico, Inc., Puerto Rico Telephone Company, and GTE
                  International Telecommunications Incorporated. (Incorporated by reference to Exhibit 10.6 of the Company's Registration
                  Statement filed on Form S-4 (File 333-85503)).

         10.7     Amended and Restated U.S. Management Agreement, dated as of
                  March 2, 1999, by and among Telecomunicaciones de Puerto Rico,
                  Inc., Puerto Rico Telephone Company, and GTE International
                  Telecommunications Incorporated. (Incorporated by reference to Exhibit 10.7 of the Company's Registration Statement filed on
                  Form S-4 (File 333-85503)).

         10.8 Amended and Restated Technology Transfer Agreement, dated as of March 2, 1999, by and among Telecomunicaciones de Puerto
                  Rico, Inc., Puerto Rico Telephone Company, and GTE
                  International Telecommunications Incorporated. (Incorporated by reference to Exhibit 10.8 of the Company's Registration
                  Statement filed on Form S-4 (File 333-85503)).

         10.9 Non-Competition Agreement, dated as of March 2, 1999, by and among Telecomunicaciones de Puerto Rico, Inc, GTE Holdings
                  (Puerto Rico) LLC, GTE International Telecommunications
                  Incorporated, Popular, Inc., Puerto Rico Telephone Authority, and the Government Development Bank for Puerto Rico.
                  (Incorporated by reference to Exhibit 10.9 of the Company's
                  Registration Statement filed on Form S-4 (File 333-85503)).

         10.10 Share Option Agreement, dated as of March 2, 1999, by and among Puerto Rico Telephone Authority, Telecomunicaciones de
                  Puerto Rico, Inc, GTE Holdings (Puerto Rico) LLC, and GTE
                  International Telecommunications Incorporated. (Incorporated by reference to Exhibit 10.10 of the Company's Registration
                  Statement filed on Form S-4 (File 333-85503)).

         10.11 Stock Purchase Agreement, dated as of March 1, 1999, by and between Telecomunicaciones de Puerto Rico, Inc and Puerto Rico
                  Telephone Authority. (Incorporated by reference to Exhibit
                  10.11 of the Company's Registration Statement filed on Form
                  S-4 (File 333-85503)).

         10.12    Trust Agreement of the Employee Stock Ownership Plan of
                  Telecomunicaciones de Puerto Rico, Inc., dated as of March 2,
                  1999, by and between U.S. Trust, National Association and
                  Telecomunicaciones de Puerto Rico, Inc. (Incorporated by reference to Exhibit 10.12 of the Company's Registration
                  Statement filed on Form S-4 (File 333-85503)).

         10.13 ESOP Loan Agreement, dated as of March 2, 1999, by and between the Trust of the Employee Stock Ownership Plan of
                  Telecomunicaciones de Puerto Rico, Inc. and Telecomunicaciones de Puerto Rico, Inc. (Incorporated by reference to Exhibit
                  10.13 of the Company's Registration Statement filed on Form
                  S-4 (File333-85503)).

         10.14 Stock Purchase Agreement, dated as of March 2, 1999, by and between Puerto Rico Telephone Authority and the Trust of the Employee Stock Ownership Plan of Telecomunicaciones de Puerto
                  Rico, Inc. (Incorporated by reference to Exhibit 10.14 of the Company's Registration Statement filed on Form S-4
                  (File333-85503)).

         10.15 Pledge Agreement, dated as of March 2, 1999, by and between the Trust of the Employee Stock Ownership Plan of
                  Telecomunicaciones de Puerto Rico, Inc. and Telecomunicaciones de Puerto Rico, Inc. (Incorporated by reference to Exhibit
                  10.15 of the Company's Registration Statement filed on Form
                  S-4 (File 333-85503)).

         10.16    Tag Along Agreement, dated as of March 2, 1999, by and among
                  GTE Holdings (Puerto Rico) LLC, GTE International
                  Telecommunications Incorporated, and the Trust of the Employee
                  Stock Ownership Plan of Telecomunicaciones de Puerto Rico,
                  Inc. (Incorporated by reference to Exhibit 10.16 of the Company's Registration Statement filed on Form S-4 (File
                  333-85503)).

         10.17    $500,000,000 Five-Year Credit Agreement, dated as of March 2,
                  1999, among Telecomunicaciones de Puerto Rico, Inc., as
                  Borrower, Puerto Rico Telephone Company and Celulares
                  Telefonica, as Guarantors, the Initial Lenders named therein, Citibank, N.A., as Administrative Agent, Bank of America
                  National Trust and Savings Association, as Syndication Agent, and The Chase Manhattan Bank and Morgan Guaranty Trust Company of New York, as Documentation Agents. (Incorporated by reference to Exhibit 10.17 of the Company's Registration
                  Statement filed on Form S-4 (File 333-85503)).

         10.18    Letter Amendment to the Five-Year Credit Agreement, dated May
                  7, 1999. (Incorporated by reference to Exhibit 10.18 of the Company's Registration Statement filed on Form S-4 (File
                  333-85503)).

         10.19    $200,000,000 Revolving Credit Agreement, dated as of March 2,
                  1999, among Telecomunicaciones de Puerto Rico, Inc., as
                  Borrower, Puerto Rico Telephone Company and Celulares
                  Telefonica, as Guarantors, Banco Popular de Puerto Rico, as
                  Managing Agent and Administrative Agent, Scotiabank de Puerto
                  Rico, as Co-Agent, and Banco Popular de Puerto Rico,
                  Scotiabank de Puerto Rico, Banco Bilbao Vizcaya Puerto Rico and Banco Popular North America, as Initial Lenders.
                  (Incorporated by Reference to Exhibit 10.19 of the Company's
                  Registration Statement filed on Form S-4 (File 333-85503)).

         10.20    First Amendment to $200,000,000 Revolving Credit Agreement.
                  (Incorporated by reference to Exhibit 10.20 of the Company's
                  Registration Statement filed on Form S-4 (File 333-85503)).

         10.21 $50,000,000 working capital revolving credit agreement dated as of May 4, 2000, among Telecomunicaciones de Puerto Rico,
                  Inc., as borrower, and Banco Bilbao Vizcaya Argentaria S.A.
                  and Banco Bilbao Vizcaya Puerto Rico, as lenders.
                  (Incorporated by reference to Exhibit 10.21 filed on the Company's Form 10-Q for the period ended June 30, 2000 (File
                  333-85503)).

         10.22 $50,000,000 working capital revolving credit agreement dated as of June 2, 2000, among Telecomunicaciones de Puerto Rico,
                  Inc., as borrower, and Banco Popular de Puerto Rico, as lender. (Incorporated by reference to Exhibit 10.22 filed on the Company's Form 10-Q for the period ended June 30, 2000
                  (File 333-85503)).

         10.23    Collective Bargaining Agreement between the Puerto Rico
                  Telephone Company and the Independent Union of Telephone
                  Employees of Puerto Rico effective from January 18, 2000 until
                  January 17, 2003. Approved on October 6, 2000.

         10.24    Collective Bargaining Agreement between the Puerto Rico
                  Telephone Company and the Independent Brotherhood of Telephone
                  Company Employees effective from October 23, 1999 until
                  October 22, 2003. Approved on October 20, 2000.

         10.25    Commercial Paper Dealer Agreement 4(2) Program among
                  Telecomunicaciones de Puerto Rico, Inc., as Issuer; Puerto
                  Rico Telephone Company, Inc. and Celulares Telefonica, Inc., as Guarantors; and Merrill Lynch Money Markets Inc., as Dealer for notes with maturities up to 240 days; Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Dealer for notes with maturities over 270 days up to 365 days. Concerning notes to be issued pursuant to an Issuing and Paying Agency Agreement dated as of November 9, 2000 between the Issuer and The Chase
                  Manhattan Bank, as Issuing and Paying Agent.

         10.26    Commercial Paper Dealer Agreement 4(2) Program among
                  Telecomunicaciones de Puerto Rico, Inc., as Issuer; Puerto
                  Rico Telephone Company, Inc. and Celulares Telefonica, Inc., as Guarantors; and Salomon Smith Barney Inc., as Dealer.
                  Concerning notes to be issued pursuant to an Issuing and Paying Agency Agreement dated as of November 9, 2000 between the Issuer and The Chase Manhattan Bank, as Issuing and Paying
                  Agent.

         10.27    Commercial Paper Dealer Agreement 4(2) Program among
                  Telecomunicaciones de Puerto Rico, Inc., as Issuer; Puerto
                  Rico Telephone Company, Inc. and Celulares Telefonica, Inc., as Guarantors; and Banc of America Securities LLC. Concerning notes to be issued pursuant to an Issuing and Paying Agency
                  Agreement dated as of November 9, 2000 between the Issuer and The Chase Manhattan Bank, as Issuing and Paying Agent.

         10.28    Commercial Paper Dealer Agreement 4(2) Program among
                  Telecomunicaciones de Puerto Rico, Inc., as Issuer; Puerto
                  Rico Telephone Company, Inc. and Celulares Telefonica, Inc., as Guarantors; and Popular Securities, Inc., as Dealer for notes with maturities up to 365 days. Concerning notes to be issued pursuant to an Issuing and Paying Agency Agreement dated as of November 9, 2000 between the Issuer and The Chase
                  Manhattan Bank, as Issuing and Paying Agent.

         10.29    Issuing and Paying Agency Agreement dated as of November 9,
                  2000, by and among Telecomunicaciones de Puerto Rico, Inc., as Issuer, Puerto Rico Telephone Company and Celulares
                  Telefonica, Inc., as Guarantors, and The Chase Manhattan Bank, as Issuing and Paying Agent.

         12       Statement Regarding Computation of Ratio of Earnings to Fixed
                  Charges.

         18       Preferability Letter: Accounting Change.

         21       Subsidiaries of the Registrant.

         23       Independent Auditors' Consent