Form 10-Q
period 2001-03-31
TELECOMUNICACIONES DE PUERTO RICO INC
filed 2001-05-15
CIK 1089357

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


 [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934

                 For the quarterly period ended: MARCH 31, 2001

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

                                                  YES     [ X ]   NO      [ ]

                                      INDEX


            TELECOMUNICACIONES DE PUERTO RICO, INC. AND SUBSIDIARIES



PART I. FINANCIAL INFORMATION

      Item  1. Financial Statements (Unaudited)

               Condensed consolidated balance sheets--March 31, 2001 and December 31, 2000

               Condensed consolidated statements of income and comprehensive income--Three months ended March 31, 2001 and 2000

               Condensed consolidated statements of changes in shareholders' equity--March 31, 2001 and December 31, 2000

               Condensed consolidated statements of cash flows--Three months ended March 31, 2001 and 2000

               Notes to condensed consolidated financial statements--March 31, 2001

      Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      Item  3. Quantitative and Qualitative Disclosures about Market Risk

PART II. OTHER INFORMATION

      Item  1. Legal Proceedings

      Item  2. Changes in Securities and Use of Proceeds

      Item  3. Defaults Upon Senior Securities

      Item  4. Submission of Matters to a Vote of Security Holders

      Item  5. Other Information

      Item  6. Exhibits and Reports on Form 8-K

SIGNATURES

EXHIBIT INDEX

PART I.        FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS


            TELECOMUNICACIONES DE PUERTO RICO, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                                                                     (UNAUDITED)
                                                                      MARCH 31,   DECEMBER 31,
                                                                         2001          2000
                                                                    ------------ ---------------
         ASSETS

         CURRENT ASSETS:
              Cash and cash equivalents                              $   54,415    $   30,834
              Accounts receivable, net of allowance for doubtful
                accounts of $84,298 and $85,713 in 2001 and 2000,
                respectively                                            333,626       345,495
              Inventory and supplies, net                                34,857        28,471
              Prepaid expenses                                           20,460        10,806
                                                                       --------      --------
                  Total current assets                                  443,358       415,606
         PROPERTY, PLANT AND EQUIPMENT, net                           1,638,860     1,672,331
         INTANGIBLES, net                                               357,056       362,633
         DEFERRED INCOME TAX                                            234,589       235,118
         OTHER ASSETS                                                    80,733        81,113
                                                                       --------      --------
         TOTAL ASSETS                                                $2,754,596    $2,766,801
                                                                     ==========    ==========

         LIABILITIES AND SHAREHOLDERS' EQUITY

         CURRENT LIABILITIES:
               Short-term debt                                       $   90,200    $  167,244
               Other current liabilities                                484,433       442,277
                                                                       --------      --------
                  Total current liabilities                             574,633       609,521
         LONG-TERM DEBT, excluding current portion                    1,000,316     1,000,237
         OTHER NON-CURRENT LIABILITIES                                  605,303       659,276
                                                                     ----------     ---------
                   Total liabilities                                  2,180,252     2,269,034
                                                                    -----------   -----------
         COMMITMENTS AND CONTINGENCIES
         SHAREHOLDERS' EQUITY:
             Common stock                                               701,631       700,220
             Deferred ESOP compensation                                 (27,497)      (28,653)
             Subscription receivable                                   (103,776)     (141,323)
             Retained earnings (deficit)                                 29,461        (7,002)
             Accumulated other comprehensive loss                       (25,475)      (25,475)
                                                                   ------------  ------------
                   Total shareholders' equity                           574,344       497,767
                                                                    -----------   -----------
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $2,754,596    $2,766,801
                                                                   ============  ============

    The accompanying notes are an integral part of these financial statements.

            TELECOMUNICACIONES DE PUERTO RICO, INC. AND SUBSIDIARIES

      CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                 (In thousands)

                                                                         AS RESTATED
                                                                         (SEE NOTE 2)

                                                         FOR THE THREE MONTHS ENDED
                                                                  MARCH 31,
                                                            2001             2000
                                                      --------------------------------
                                                                (UNAUDITED)
     REVENUES AND SALES:
       Local services                                    $139,152         $134,126
       Long distance services                              46,703           42,195
       Access services                                     90,061           91,839
       Cellular services                                   39,015           34,989
       Paging services                                      5,500           10,115
       Directory services                                      90               47
       Other services and sales                            20,093           16,461
                                                         --------         --------
             Total revenues and sales                     340,614          329,772
                                                         --------         --------
     OPERATING COSTS AND EXPENSES:
       Labor and benefits                                  96,635          100,019
       Other operating expenses                            94,025          100,692
       Early retirement provision                           3,846               --
       Depreciation and amortization                       69,188           73,817
                                                         --------         --------
             Total operating costs and expenses           263,694          274,528
                                                         --------         --------

     OPERATING INCOME                                      76,920           55,244
                                                         --------         --------
     OTHER INCOME (EXPENSE):
       Interest expense, net                              (14,986)         (20,616)
       Equity income from joint venture                       530               --
                                                         --------         --------
             Total other income (expense), net            (14,456)         (20,616)
                                                         ---------        ---------

     INCOME BEFORE INCOME TAX EXPENSE                      62,464           34,628

     INCOME TAX                                            26,001           13,779
                                                         --------         --------

     INCOME BEFORE CUMULATIVE EFFECT OF
       ACCOUNTING CHANGE                                   36,463           20,849

     CUMULATIVE EFFECT OF ACCOUNTING
       CHANGE, net of income tax provision of $6,885           --           10,769
                                                         --------         --------


     NET INCOME AND COMPREHENSIVE INCOME                 $ 36,463         $ 31,618
                                                         ========         ========

     The accompanying notes are an integral part of these financial statements.

            TELECOMUNICACIONES DE PUERTO RICO, INC. AND SUBSIDIARIES

      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                 (In thousands)



                                                                                       ACCUMULATED
                                                  DEFERRED                 RETAINED       OTHER
                                       COMMON       ESOP      SUBSCRIPTION EARNINGS   COMPREHENSIVE
                                        STOCK   COMPENSATION   RECEIVABLE  (DEFICIT)       LOSS         TOTAL
                                       ------  -------------- ------------ ---------  --------------  ---------
BALANCE, DECEMBER 31, 1999           $699,284      $(26,100)   $(170,363) $(133,193)   $     --       $369,628

  Net income                               --            --           --    126,191          --        126,191
  Accretion of discount on
   subscription receivable                 --            --      (10,960)        --          --        (10,960)
  PRTA capital contribution                --            --       40,000         --          --         40,000
  Advance to ESOP                          --        (3,320)          --         --          --         (3,320)
  Release of ESOP shares                  936           767           --         --          --          1,703
  Minimum pension liability
   adjustment                              --            --           --         --     (25,475)       (25,475)
                                      -------       -------     --------   --------     -------       --------

BALANCE, DECEMBER 31, 2000           $700,220      $(28,653)   $(141,323) $  (7,002)   $(25,475)      $497,767

  Net income, for the three months
       ended March 31, 2001                --            --                  36,463          --         36,463
  Accretion of discount on
  subscription receivable                  --            --       (2,453)        --          --         (2,453)
  PRTA capital contribution                --            --       40,000         --          --         40,000
  Release of ESOP shares                1,411         1,156           --         --          --          2,567
                                      -------       -------     --------   --------     -------       --------
BALANCE, MARCH 31, 2001              $701,631      $(27,497)   $(103,776) $  29,461    $(25,475)      $574,344
                                      =======      ========     ========   ========    ========       ========

The accompanying notes are an integral part of these financial statements.

            TELECOMUNICACIONES DE PUERTO RICO, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                                                        AS RESTATED
                                                                       (SEE NOTE 2)

                                                        FOR THE THREE MONTHS ENDED
                                                                 MARCH 31,

                                                            2001            2000
                                                        -------------  -------------
                                                                (UNAUDITED)
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                              $ 36,463        $ 31,618
   Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation and amortization                           69,188          73,817
     Provision for uncollectible accounts                    11,535          20,119
     Deferred income tax                                        529          13,779
     Cumulative effect of accounting change                      --         (10,769)
     Accretion of discount on subscription receivable        (2,453)         (2,741)
     Equity income from joint venture                          (530)             --
     Early retirement provision                               3,846              --
     Release of ESOP shares                                   2,567              --
     Changes in assets and liabilities:
         Accounts receivable                                    334          10,009
         Inventory and supplies                              (6,386)        (11,027)
         Prepaid expenses and other assets                   (9,469)         (1,442)
         Other current and non-current liabilities          (15,663)        (97,250)
                                                          ----------        --------
               Net cash provided by operating activities     89,961          26,113
                                                          ----------        --------
 CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures, including removal costs           (30,751)        (31,117)
    Net salvage on retirements                                1,336           2,784
                                                           --------        --------
               Net cash used in investing activities        (29,415)        (28,333)
                                                           ---------       ---------
 CASH FLOWS FROM FINANCING ACTIVITIES:
    Capital contribution                                     40,000          40,000
    Net repayments of short-term debt, including
       capital leases                                       (76,965)        (55,036)
                                                           ---------       ---------
               Net cash used in financing activities        (36,965)        (15,036)
                                                           ---------       ---------
 NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                      23,581         (17,256)
 CASH AND CASH EQUIVALENTS AT BEGINNING
   OF PERIOD                                                 30,834          45,482
                                                           --------        --------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD                $ 54,415        $ 28,226
                                                           ========        ========

 The accompanying notes are an integral part of these financial statements.

TELECOMUNICACIONES DE PUERTO RICO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
--------------------------------------------------------------------------------


1.      BUSINESS

        Telecomunicaciones de Puerto Rico, Inc. (the "Company") holds 100% of the common stock of Puerto Rico Telephone Company, Inc. ("PRTC"), Celulares Telefonica, Inc. ("CT"), Coqui.com Corporation ("Coqui.com"), and Datacom Caribe, Inc. ("Datacom"). The Company is the largest telecommunications service provider in Puerto Rico. Wireline service is provided from the PRTC subsidiary whereas wireless cellular and paging service is provided from the CT subsidiary. The Company's dial-up Internet access service is provided from Coqui.com.

        On June 30, 2000, the Company's managing shareholder, GTE Corporation, completed a merger of equals with Bell Atlantic Corporation. After the merger, the combined Company is doing business as Verizon Communications Inc. ("Verizon"). The Company is now an indirect affiliate of Verizon.

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        BASIS OF PRESENTATION

        The unaudited condensed consolidated financial statements have been prepared pursuant to rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. Management believes the financial statements include all adjustments and recurring accruals necessary to present fairly the results of operations and financial condition for the interim periods shown. The December 31, 2000 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's 2000 Annual Report on Form 10-K.

        PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment is stated at the original cost of acquisition or construction, including interest on funds borrowed to finance the acquisition or construction of major capital additions. Normal repairs and maintenance are expensed as incurred. Property disposed of in the ordinary course of business, together with the cost of removal, less salvage, is charged to accumulated depreciation with no gain or loss recognized. Depreciation is computed on the straight-line method at rates considered adequate to allocate the cost of property over their estimated lives. Depreciation is recorded over estimated useful lives, ranging from 2 to 30 years. Depreciation rates are applied to the average plant in service during the period. Effective on January 1, 2001, the Company changed its accounting estimates relating to depreciation. Refer to Note 5 to the condensed consolidated financial statements for further details.

        RESTATEMENT

        The Company's results of operations for the quarter ended March 31, 2000, have been restated from amounts previously reported. The restated amounts reflect the cumulative effect of adopting Staff Accounting Bulletin No. 101 ("SAB 101") and a change in accounting for directory publishing revenues, effective January 1, 2000 (see Note 3).

        RECLASSIFICATIONS

        Reclassifications of prior periods' data have been made to conform to the current year's presentation.

3.      ACCOUNTING CHANGE AND ADOPTION OF SEC STAFF ACCOUNTING BULLETIN

        During 2000, the Company changed its method of accounting for directory-publishing revenues from the amortization method to the point of publication method, effective January 1, 2000.

        Under the amortization method, pre-publication revenues were deferred and capitalized. Subsequent to publication, revenues are recognized and amortized over the lives of the directories, generally one year. Under the point of publication method, such revenues are recognized on the date that the directory is published and substantially delivered.

        The change was made because it more accurately reflects the operating cycle for the publishing of directories, which is substantially complete on the date the directory is published and substantially delivered. In addition, the new method conforms to revenue recognition practices in the telecommunications and publishing industries.

        The cumulative effect of applying this accounting change to prior years is recognized as of January 1, 2000 as a one-time, non-cash gain of $18 million ($11 million, net of tax effect).

        In December 1999, the SEC issued SAB 101, which provides guidance on revenue recognition. SAB 101 is effective for fiscal years beginning after December 15, 1999. During 2000 and prior years, consistent with industry practice, the Company recognized service activation fees and certain related costs at the time of service initiation. Based on guidance in SAB 101, the Company changed its accounting policies, effectively deferring the recognition of revenue and certain related costs associated with such new services over the life of the customer relationship. Costs are deferred only to the extent that revenue is deferred.

        The Company accounted for SAB 101 as a change in accounting principle effective January 1, 2000. The effect of adoption resulted in deferring $34 million in revenues and certain costs related to activation services provided prior to January 1, 2000. These revenues and costs are to be recognized over a period of 5 years for wireline and 3 years for wireless. Because an equal amount of revenue and expense was deferred, there was no impact on net income for the accounting change. This resulted in a reduction in both revenues and expenses for the quarter ended March 31, 2000, net of current year amortization of $4 million. In accordance with the provisions of SAB 101, the Company has restated its quarterly information for 2000.

4.      SUMMARY OF RECENT ACCOUNTING PRONOUNCEMENTS

        DERIVATIVES AND HEDGING ACTIVITIES

        In June 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 138, "Accounting for Certain Derivative Instruments and Hedging Activities." This statement requires that all derivatives be measured at fair value and recognized as either assets or liabilities on the Company's balance sheet. Changes in the fair values of derivative instruments will be recognized in either earnings or comprehensive income, depending on the designated use and effectiveness of the instruments.

        SFAS No. 138 was adopted in January 1, 2001 and it did not have any effect on the Company's results of operations or financial condition.

        ACCOUNTING FOR GOODWILL AND OTHER INTANGIBLES

        In February 2001, the Financial Accounting Standards Board issued a revised Exposure Draft, "Business Combinations and Intangible Assets-Accounting for Goodwill," proposing that the amortization of all goodwill and certain other indefinite life intangibles be discontinued and written down only for impairments, under a fair value based approach. If the statement is issued in June 2001, as scheduled, the Company will discontinue amortizing goodwill as of the beginning of its fourth quarter.

5.      PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment consist of:

                                                             MARCH 31,     DECEMBER 31,
                                                               2001           2000
                                                           ------------    -------------
                                                                   (In thousands)
        Outside plant                                      $ 1,915,268      $ 1,896,549
        Central office and transmission equipment            1,182,040        1,159,474
        Other equipment                                        369,309          374,771
        Buildings                                              328,649          325,328
        Land                                                    22,912           22,912
                                                           -----------      -----------
             Gross plant in service                          3,818,178        3,779,034
        Less accumulated depreciation                        2,270,712        2,222,889
                                                           -----------      -----------
             Net plant in service                            1,547,466        1,556,145
        Construction in progress                                91,394          116,186
                                                           -----------      -----------
             Total                                         $ 1,638,860      $ 1,672,331
                                                           ===========      ===========

   Effective January 1, 2001, the Company changed its accounting estimates relating to depreciation to better reflect the estimated period during which the underlying assets will remain in service. The change was based upon an internal study, comparisons with industry practice and the effect of the Company's capital investments, which have resulted in a mix of assets with longer productive lives. The effect of the change resulted in a decrease in depreciation expense of approximately $7 million for the quarter ended March 31, 2001.

6.  INTANGIBLES

    Intangibles consist of:

                                                             MARCH 31,     DECEMBER 31,
                                                               2001           2000
                                                            ------------  ---------------
                                                                   (In thousands)
        Goodwill                                             $150,236       $150,236
        Franchise-wireline                                     96,000         96,000
        Franchise-wireless                                     60,000         60,000
        Brand                                                  50,900         50,900
        Customer base                                          21,100         21,100
        Deferred pension asset                                 17,700         17,700
        Other, principally software licenses                    6,163          6,118
                                                             --------       --------
             Total cost                                       402,099        402,054
        Less accumulated amortization                          45,043         39,421
                                                             --------       --------
             Total                                           $357,056       $362,633
                                                             ========       ========

7.  OTHER ASSETS

    Other assets consist of:

                                                               MARCH 31,     DECEMBER 31,
                                                                 2001           2000
                                                              -----------  ----------------
                                                                    (In thousands)
        Deferred activation costs                              $  29,702      $  28,715
        Unbilled installation equipment sales                     22,115         23,672
        Deferred financing costs, net                              6,166          6,531
        Other deferred costs                                      10,516         10,226
        Investment in joint venture                                2,530          2,000
        Other assets                                               9,704          9,969
                                                               ---------      ---------
             Total                                             $  80,733      $  81,113
                                                               =========      =========


8.      EARLY RETIREMENT/VOLUNTARY SEPARATION PROGRAMS

        In December 2000, an early retirement program was offered to management employees. Those choosing to retire received a credit for three years additional service, five years of additional age, and were immediately eligible for retiree medical benefits. As a result of the early retirement program, the Company recorded a $4 million non-cash provision, which is reflected in the Company's results of operations, based on 13 employees electing to participate in this program during the first quarter of 2001.

        In the first quarter of 2001 a combined early retirement and voluntary separation program was offered to approximately 200 non-union employees. Those eligible to retire received a credit for three years additional service, three years of additional age, a separation bonus based on years of service, which averaged eight months of salary, and were immediately eligible for retiree medical benefits. Those not eligible to retire received the separation bonus. A total of 19 people accepted the early retirement program and 52 people accepted the voluntary separation program in April 2001. A $7 million pre-tax provision will be reflected in the results of operations for the second quarter of 2001.

9.      DEFERRED ESOP COMPENSATION

        The ESOP acquired a 3% interest amounting to $26 million with funds borrowed from the Company under a twenty-year note in order to establish a contributory investment fund plan for current and future employees. Shares are maintained in a suspense account until released to participants. The release of shares to participants in a given year is based on the greater of participant contributions plus a Company match of 30% up to 5% of wages or a minimum based on an amortization schedule. The minimum amount is based on the ratio of annual debt service to total debt service multiplied by the initial 750,000 shares. Compensation expense is recorded based on the release of shares at market value, based on an independent appraisal performed annually.

        During 2000, the ESOP obtained a $3 million advance from the Company that was used to purchase Company shares from retired employees. The capital contribution is reflected as additional deferred compensation.

        The ESOP released 37,000 shares in the first quarter of 2001 for the full year of 2001 and 22,000 shares in the fourth quarter of 2000 for the full year of 2000. This release resulted in compensation expense of $3 million and $2 million, respectively, reflecting the market value of the shares. The release of these shares at the par value of approximately $1,200,000 and $767,000 was recorded as a reduction of deferred ESOP compensation at March 31, 2001 and December 31, 2000, respectively.

10.     OTHER CURRENT LIABILITIES

        Other current liabilities consist of:

                                                               MARCH 31,    DECEMBER 31,
                                                                 2001           2000
                                                              -----------  --------------
                                                                   (In thousands)
          Accrued expenses                                    $  169,103     $157,989
          Accounts payable                                       134,026      149,700
          Employee benefit accruals                               60,939       45,307
          Carrier payables                                        32,896       38,843
          Taxes                                                   62,220       42,063
          Interest                                                25,249        8,375
                                                              ----------     --------
               Total                                          $  484,433     $442,277
                                                              ==========     ========

11.     LONG-TERM DEBT

        Long-term debt consists of:

                                                               MARCH 31,    DECEMBER 31,
                                                                 2001           2000
                                                              -----------  ---------------
                                                                   (In thousands)
          Senior notes
             Due May 20, 2002 at 6.15%                        $ 299,973     $  299,967
             Due May 20, 2006 at 6.65%                          399,885        399,881
             Due May 20, 2009 at 6.80%                          299,856        299,852
          Bank note facility                                         --        160,000
          Working capital facilities                             90,000             --
          Commercial paper                                           --          7,000
          Other debt, including obligations under capital
          leases                                                    802            781
                                                              ---------     ----------

               Total                                          1,090,516      1,167,481
          Less short-term debt                                   90,200        167,244
                                                              ---------     ----------
          Long-term debt                                     $1,000,316     $1,000,237
                                                              =========     ==========

        The senior notes are unconditionally guaranteed by PRTC and CT with no financial covenants. The 2006 and 2009 notes can be prepaid (including principal and accrued interest) at a 15 basis point penalty.

        The bank note consists of a $500 million syndicated five-year revolving credit facility with prepayment at the option of the Company and bears interest at LIBOR plus 32.5 basis points. This bank debt is subject to financial covenants, with the most significant being that the outstanding principal balance must be less than 4 times adjusted Earnings Before Interest, Taxes, Depreciation, and Amortization ("EBITDA"), as defined in the facility agreement. All of the debt is unsecured and non-amortizing. During the first quarter of 2001, the Company repaid the outstanding balance under this bank facility.

        The Company has available two working capital facilities of $50 million each with Banco Bilbao Vizcaya ("BBV") and Popular, Inc. At March 31, 2001, the Company had $90 million outstanding under these agreements. The interest rate on the credit facilities is LIBOR plus 32.5 basis points.

        In November 2000, the Company signed a commercial paper dealer agreement to permit issuances of up to $500 million. The agreement calls for the issuance and sale of short-term promissory notes, with maturities up to 365 days, through certain dealers. PRTC and CT serve as guarantors of the debt. There were no commercial paper borrowings outstanding at March 31, 2001.

        The aggregate maturities of long-term debt are approximately as follows (in thousands):

                       YEAR                                                    AMOUNT
                       ----                                                    ------
                     2002                                               $    300,000
                     2006 and thereafter                                     700,000
                                                                        ------------
                     Total                                              $  1,000,000
                                                                        ============


12.     OTHER NON-CURRENT LIABILITIES

        Other non-current liabilities consist of:

                                                                MARCH 31,    DECEMBER 31,
                                                                  2001           2000
                                                             -------------- ----------------
                                                                    (In thousands)
           Pension and other post-employment benefits
           liability                                          $    501,851   $  556,157
           Customer deposits                                        29,366       29,572
           Deferred activation revenues                             29,702       28,715
           Other liabilities                                        44,384       44,832
                                                             -------------  ------------
                     Total                                    $    605,303   $  659,276
                                                              ============   ==========


13.     SHAREHOLDERS' EQUITY

        COMMON STOCK

        Common stock consisted of fifty million authorized no par value shares, of which twenty five million shares were outstanding at March 31, 2001 and December 31, 2000.

        SUBSCRIPTION RECEIVABLE

        The subscription receivable reflects future receipts at their discounted present value (at an 8% discount rate) to be contributed by PRTA in even $40 million annual installments over five years commencing March 2, 2000, to fund a portion of the underfunded pension and other post-employment benefit obligations. In March 2001, the Company received the second installment of $40 million from the PRTA.

        ACCUMULATED OTHER COMPREHENSIVE LOSS

        The accumulated other comprehensive loss represents unrecognized losses and transition obligations associated with the pension fund for hourly employees because the accumulated benefit obligation exceeded the fair value of plan assets at December 31, 2000.

14.     FAIR VALUE OF FINANCIAL INSTRUMENTS

        The carrying amounts and fair values of the Company's financial instruments are as follows:

                                                    MARCH 31,                     DECEMBER 31,
                                                      2001                            2000
                                         ----------------------------  -----------------------------
                                           Carrying        Fair          Carrying          Fair
                                            Amount         Value          Amount          Value
                                         -------------  -------------  -------------  --------------
                                                                (In thousands)
    Assets:
        Cash and cash equivalents        $   54,415      $  54,415     $    30,834     $   30,834
        Accounts receivable                 333,626        333,626         345,495        345,495
    Liabilities:
        Other current liabilities        $  484,433      $ 484,433     $   442,277     $  442,277
        Short-term debt                      90,200         90,200         167,244        167,244
        Long-term debt                    1,000,316        973,596       1,000,237        971,928


15.     SEGMENT REPORTING

        The Company has two reportable segments: Wireline and Wireless.

        The Wireline segment provides:

        - Local services including basic voice, telephone and telecommunications equipment rentals, value-added services, high speed private line services, Internet access and public phone service;
        - Access services provided to long distance carriers, competitive local exchange carriers, and cellular and paging operators to originate and terminate calls on our network;
        - Long distance services including direct dial on-island and off-island, operator assisted, prepaid calling card and high-speed private line revenues;
        -       Directory publishing rights revenues; and
        - Telecommunications equipment sales and billing and collection services to competing long distance operators in Puerto Rico.

        The Wireless segment provides:

        -       Cellular and paging services; and
        -       Wireless equipment sales.

   The Company measures and evaluates the performance of its segments based on EBITDA, which is a common industry profitability and liquidity measure. The accounting policies of the segments are the same as those followed by the Company (see Note 2). The Company accounts for intersegment revenues at market prices.

        Segment results for the Company were as follows (in thousands):

                                            FOR THE THREE MONTHS ENDED
                                                      MARCH 31,
                                               2001            2000
                                          --------------- -------------
    WIRELINE:
      Revenues and sales
        Local services                       $   139,980   $   135,130
        Long distance services                    46,730        42,476
        Access services                           90,869        94,060
        Directory services and other              15,749        14,287
                                             -----------  ------------
      Total  revenues and sales              $   293,326   $   285,953
                                             ===========  ============

      EBITDA                                 $   137,068   $   119,631
                                             ===========  ============

    WIRELESS:
      Revenues and sales
         Cellular services                   $    39,015   $    35,502
         Paging services                           5,500        10,286
         Equipment sales and other                 4,437         2,949
                                             -----------  ------------
      Total revenues and sales               $    48,952    $   48,737
                                             ===========    ==========

      EBITDA                                 $     9,040    $    9,430
                                             ===========    ==========

    CONSOLIDATED:
      Revenues for reportable segments       $   342,278    $  334,690
      Elimination of intersegment
      revenues                                    (1,664)       (4,918)
                                             -----------  ------------
      Consolidated revenues                  $   340,614    $  329,772
                                             ===========  ============

    EBITDA:
      Operating income                       $    76,920    $   55,244
      Depreciation and amortization               69,188        73,817
                                             -----------  ------------
      EBITDA                                 $   146,108    $  129,061
                                             ===========  ============

           ASSETS                              AS OF          AS OF
                                              MARCH 31,     DECEMBER 31,
                                                2001            2000
                                           -------------   --------------
    Wireline assets                         $ 2,654,791     $ 2,648,056

    Wireless assets                             242,557         252,047
                                            -----------     -----------
    Segment assets                            2,897,348       2,900,103

    Non-segment assets                            2,861              --
                                            -----------     -----------

    Assets                                    2,900,209       2,900,103

    Elimination of intersegment assets         (145,613)       (133,302)
                                            -----------     -----------

    Consolidated assets                     $ 2,754,596     $ 2,766,801
                                            ===========     ===========

16.     CONDENSED CONSOLIDATING INFORMATION

        The Notes are guaranteed by two of the wholly owned subsidiaries, PRTC and CT (the "Guarantor Subsidiaries"). As of March 31, 2001 and December 31, 2000, the Notes were not guaranteed by the Company's other two subsidiaries, Coqui.com and Datacom (the "Non-Guarantor Subsidiaries"). Coqui.com commenced operations on December 6, 2000.

        The guarantee of the Notes by each of the Guarantor Subsidiaries is full and unconditional, joint and several. All of the outstanding voting shares of each of the Guarantor Subsidiaries are owned by the Company. The following unaudited condensed consolidating financial information, provided pursuant to rule 3-10 of regulation S-X, presents the financial position, results of operations and cash flows of (i) the Company as if it accounted for its subsidiaries on the equity method, (ii) the Guarantor Subsidiaries on a combined basis and (iii) the Non-Guarantor Subsidiaries. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

                     CONDENSED CONSOLIDATING BALANCE SHEETS
                                 March 31, 2001
                                 (In thousands)

                                   (Unaudited)

                                                                              GUARANTOR   NON-GUARANTOR                    TOTAL
                                                                PARENT      SUBSIDIARIES  SUBSIDIARIES    ELIMINATIONS  CONSOLIDATED
                                                            -----------     ------------  ------------    ------------  ------------
         ASSETS

         CURRENT ASSETS:
              Cash and cash equivalents                       $    2,850     $   50,411    $    1,154     $        --    $   54,415
              Intercompany accounts receivable                 1,208,572        144,768           845      (1,354,185)           --
              Accounts receivable, net                                11        333,471           144              --       333,626
              Inventory and supplies, net                             --         34,857            --              --        34,857
              Prepaid expenses                                        --         20,335           125              --        20,460
                                                                --------       --------      --------        --------      --------
                  Total current assets                         1,211,433        583,842         2,268      (1,354,185)      443,358
         PROPERTY, PLANT AND EQUIPMENT, net                           --      1,633,736         5,124              --     1,638,860
         INTANGIBLES, net                                             --        327,555        29,501              --       357,056
         DEFERRED INCOME TAX                                          --        234,551            38              --       234,589
         INVESTMENT IN SUBSIDIARIES                              532,976             --            --        (532,976)           --
         OTHER ASSETS                                              6,329         80,570            --          (6,166)       80,733
                                                                --------       --------      --------        --------      --------
         TOTAL ASSETS                                         $1,750,738     $2,860,254    $   36,931     $(1,893,327)   $2,754,596
                                                            ============   ============  ============    ============  ============

         LIABILITIES AND SHAREHOLDERS' EQUITY

         CURRENT LIABILITIES:
               Short-term debt                                  $ 90,000      $  90,200       $   --        $ (90,000)     $ 90,200
               Intercompany accounts payable                      59,431        211,206           --         (270,637)           --
               Other current liabilities                          25,249        457,729        1,455               --       484,433
                                                                --------       --------      -------         --------      --------
                  Total current liabilities                      174,680        759,135        1,455         (360,637)      574,633
         LONG-TERM DEBT, excluding current portion               999,714      1,000,316           --         (999,714)    1,000,316
         OTHER NON-CURRENT LIABILITIES                             2,000        603,303           --               --       605,303
                                                                --------       --------     --------         --------      --------
                   Total liabilities                           1,176,394      2,362,754        1,455       (1,360,351)    2,180,252
                                                             -----------    -----------   -----------     -----------   -----------
         COMMITMENTS AND CONTINGENCIES
         SHAREHOLDERS' EQUITY:
             Common stock, Additional Paid in Capital and
             Treasury Stock                                      701,631        490,927        38,106        (529,033)      701,631
             Deferred ESOP compensation                          (27,497)            --            --              --       (27,497)
             Subscription receivable                            (103,776)            --            --              --      (103,776)
             Retained earnings (deficit)                          29,461         32,048        (2,630)        (29,418)       29,461
             Accumulated other comprehensive loss                (25,475)       (25,475)           --          25,475       (25,475)
                                                             -----------    -----------   -----------     -----------   -----------
                   Total shareholders' equity                    574,344        497,500        35,476        (532,976)      574,344
                                                             -----------    -----------   -----------     -----------   -----------
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $ 1,750,738     $2,860,254     $  36,931     $(1,893,327)   $2,754,596
                                                            ============    ===========   ===========    ============  ============

                     CONDENSED CONSOLIDATING BALANCE SHEETS
                                December 31, 2000
                                 (In thousands)

                                   (Unaudited)

                                                                           GUARANTOR    NON-GUARANTOR                    TOTAL
                                                             PARENT      SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS  CONSOLIDATED
                                                             ------      ------------   ------------    ------------  ------------
        ASSETS

        CURRENT ASSETS:
             Cash and cash equivalents                    $       --     $   29,950    $       884      $        --    $   30,834
             Intercompany accounts receivable              1,226,144        133,081            221       (1,359,446)           --
             Accounts receivable, net                             --        345,410             85               --       345,495
             Inventory and supplies, net                          --         28,471             --               --        28,471
             Prepaid expenses                                     --         10,484            322               --        10,806
                                                          ----------   ------------    -----------   --------------  ------------
                 Total current assets                      1,226,144        547,396          1,512       (1,359,446)      415,606
        PROPERTY, PLANT AND EQUIPMENT, net                        --      1,667,099          5,232               --     1,672,331
        INTANGIBLES, net                                          --        332,452         30,181               --       362,633
        DEFERRED INCOME TAX                                       --        235,085             33               --       235,118
        INVESTMENT IN SUBSIDIARIES                           496,696             --             --         (496,696)           --
        OTHER ASSETS                                           6,531         81,113             --           (6,531)       81,113
                                                          ----------   ------------    -----------   --------------  ------------
        TOTAL ASSETS                                      $1,729,371     $2,863,145    $    36,958      $(1,862,673)   $2,766,801
                                                          ==========   ============    ===========   ==============  ============
        LIABILITIES AND SHAREHOLDERS' EQUITY
        CURRENT LIABILITIES:
              Short-term debt                             $  167,000     $  167,244    $        --      $  (167,000)   $  167,244
              Intercompany accounts payable                   54,529        144,454            294         (199,277)           --
              Other current liabilities                        8,375        432,937            965               --       442,277
                                                          ----------   ------------    -----------   --------------  ------------
                 Total current liabilities                   229,904        744,635          1,259         (366,277)      609,521
        LONG-TERM DEBT, excluding current portion            999,700      1,000,237             --         (999,700)    1,000,237
        OTHER NON-CURRENT LIABILITIES                          2,000        657,276             --               --       659,276
                                                          ----------   ------------    -----------   --------------  ------------
                 Total liabilities                         1,231,604      2,402,148          1,259       (1,365,977)    2,269,034
                                                          ----------   ------------    -----------   --------------  ------------
        COMMITMENTS AND CONTINGENCIES
        SHAREHOLDERS' EQUITY:
            Common stock, Additional Paid in Capital and
            Treasury Stock                                   700,220        490,927         38,106         (529,033)      700,220
            Deferred ESOP compensation                       (28,653)            --             --               --       (28,653)
            Subscription receivable                         (141,323)            --             --               --      (141,323)
            Retained earnings (deficit)                       (7,002)        (4,455)        (2,407)           6,862        (7,002)
            Accumulated other comprehensive loss             (25,475)       (25,475)            --           25,475       (25,475)
                                                          ----------   ------------    -----------   --------------  ------------
                 Total shareholders' equity                  497,767        460,997         35,699         (496,696)      497,767
                                                          ----------   ------------    -----------   --------------  ------------
        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $1,729,371     $2,863,145    $    36,958      $(1,862,673)   $2,766,801
                                                          ==========   ============    ===========   ==============  ============

                CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND
                              COMPREHENSIVE INCOME
                              For the three months
                              ended March 31, 2001
                                 (In thousands)

                                  (Unaudited)

                                                                         GUARANTOR    NON-GUARANTOR                       TOTAL
                                                         PARENT         SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                                                      ------------      ------------   ------------   ------------    ------------
      REVENUES AND SALES:
        Local services                                   $     --        $134,485       $  5,495        $   (828)      $139,152
        Long distance services                                 --          46,818             --            (115)        46,703
        Access services                                        --          92,477             --          (2,416)        90,061
        Cellular services                                      --          39,351             --            (336)        39,015
        Paging services                                        --           5,505             --              (5)         5,500
        Directory and other services and sales                 --          25,142             --          (4,959)        20,183
                                                         --------        --------       --------        --------       --------
              Total revenues and sales                         --         343,778          5,495          (8,659)       340,614
                                                         --------        --------       --------        --------       --------
      OPERATING COSTS AND EXPENSES:
        Labor and benefits                                     --          96,323            312              --         96,635
        Other operating expenses                               --          99,406          3,278          (8,659)        94,025
        Early retirement provision                             --           3,846             --              --          3,846
        Depreciation and amortization                          --          67,684          1,504              --         69,188
                                                         --------        --------       --------        --------       --------
              Total operating costs and expenses               --         267,259          5,094          (8,659)       263,694
                                                         --------        --------       --------        --------       --------
      OPERATING INCOME                                         --          76,519            401              --         76,920
                                                         --------        --------       --------        --------       --------
      OTHER INCOME (EXPENSE), net                          38,929         (16,950)             8         (36,443)       (14,456)
                                                         --------        ---------      --------        --------       ---------
      INCOME BEFORE INCOME TAX EXPENSE                     38,929          59,569            409         (36,443)        62,464

      INCOME TAX                                               13          25,518            470              --         26,001
                                                         --------        --------       --------        --------       --------
      NET INCOME AND COMPREHENSIVE INCOME                $ 38,916        $ 34,051       $    (61)       $(36,443)      $ 36,463
                                                         ========        ========       =========       ========       ========

                CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND
                              COMPREHENSIVE INCOME
                              For the three months
                              ended March 31, 2000
                                 (In thousands)

                                   (Unaudited)



                                                                          GUARANTOR   NON-GUARANTOR                      TOTAL
                                                      PARENT           SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS     CONSOLIDATED
                                                      ------           ------------   ------------   ------------     ------------
        REVENUES AND SALES:
          Local services                                 $     --        $132,597       $  2,533       $  (1,004)       $134,126
          Long distance services                               --          42,476             --            (281)         42,195
          Access services                                      --          94,060             --          (2,221)         91,839
          Cellular services                                    --          35,502             --            (513)         34,989
          Paging services                                      --          10,286             --            (171)         10,115
          Directory and other services and sales               --          26,073             --          (9,565)         16,508
                                                         --------        --------       --------       ---------        --------
                Total revenues and sales                       --         340,994          2,533         (13,755)        329,772
                                                         --------        --------       --------       ---------        --------
        OPERATING COSTS AND EXPENSES:
          Labor and benefits                                   --          99,727            292              --         100,019
          Other operating expenses                             --         113,143          1,304         (13,755)        100,692
          Depreciation and amortization                        --          72,858            959              --          73,817
                                                         --------        --------       --------       ---------        --------
                Total operating costs and expenses             --         285,728          2,555         (13,755)        274,528
                                                         --------        --------       --------       ---------        --------
        OPERATING INCOME                                       --          55,266            (22)             --          55,244
                                                         --------        --------       ---------      ---------        --------
        OTHER INCOME (EXPENSE), net                        34,359         (23,374)            17         (31,618)        (20,616)
                                                         --------        ---------      --------       ---------        ---------
        INCOME BEFORE INCOME TAX EXPENSE                   34,359          31,892             (5)        (31,618)         34,628

        INCOME TAX                                             --          13,507            272              --          13,779
                                                         --------        --------       ---------      ---------        --------
        INCOME BEFORE CUMULATIVE EFFECT OF
          ACCOUNTING CHANGE                                34,359          18,385           (277)        (31,618)         20,849

        CUMULATIVE EFFECT OF ACCOUNTING
          CHANGE, net of income tax provision
          of $6,885                                            --          10,769             --              --          10,769
                                                         --------        --------       --------       ---------        --------

        NET INCOME AND COMPREHENSIVE INCOME              $ 34,359        $ 29,154       $   (277)      $ (31,618)       $ 31,618
                                                         ========        ========       =========      =========        ========

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    For the three months ended March 31, 2001
                                 (In thousands)

                                   (Unaudited)

                                                                              GUARANTOR     NON-GUARANTOR       TOTAL
                                                                 PARENT      SUBSIDIARIES    SUBSIDIARIES    CONSOLIDATED
                                                                 ------      ------------    ------------    ------------
      CASH PROVIDED BY OPERATING ACTIVITIES                     $     22        $ 89,300        $    639        $ 89,961
                                                                ---------      ---------        --------        --------
      CASH FLOWS FROM INVESTING ACTIVITIES:
         Capital expenditures, including removal costs                --         (30,535)           (216)        (30,751)
         Net salvage on retirements                                   --           1,489            (153)          1,336
                                                                --------        --------        ---------       ---------
                    Net cash used in investing activities             --         (29,046)           (369)        (29,415)
                                                                --------        ---------       ---------       ---------
      CASH FLOWS FROM FINANCING ACTIVITIES:
         Capital contribution                                     40,000              --              --          40,000
         Net repayments of short-term debt, including
            capital leases                                       (76,986)             21              --         (76,965)
         Borrowings/(repayments) Intercompany loans               39,814         (39,814)             --              --
                                                                ---------       ---------       --------        ---------
                    Net cash used in financing activities          2,828         (39,793)             --         (36,965)
                                                                ---------       ---------       --------        ---------
      NET INCREASE (DECREASE) IN CASH
        AND CASH EQUIVALENTS                                       2,850          20,461             270          23,581
      CASH AND CASH EQUIVALENTS AT BEGINNING
        OF PERIOD                                                     --          29,950             884          30,834
                                                                --------        --------       ----------       --------
      CASH AND CASH EQUIVALENTS AT END OF PERIOD                $  2,850       $  50,411       $   1,154        $ 54,415
                                                                ========       ---------       ----------       ========

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    For the three months ended March 31, 2000
                                 (In thousands)
                                   (Unaudited)

                                                                                 GUARANTOR      NON-GUARANTOR      TOTAL
                                                               PARENT           SUBSIDIARIES    SUBSIDIARIES    CONSOLIDATED
                                                               ------           ------------    ------------    ------------
      CASH PROVIDED BY OPERATING ACTIVITIES                     $     --        $ 25,016        $  1,097        $ 26,113
                                                                --------        --------        --------        --------

      CASH FLOWS FROM INVESTING ACTIVITIES:
         Capital expenditures, including removal costs                --         (30,364)           (753)        (31,117)
         Net salvage on retirements                                   --           2,784              --           2,784
                                                                --------        --------        --------        --------
                    Net cash used in investing activities             --         (27,580)           (753)        (28,333)
                                                                --------        ---------       ---------       ---------

      CASH FLOWS FROM FINANCING ACTIVITIES:
         Capital contribution                                     40,000              --              --          40,000
         Net repayments of short-term debt, including
            capital leases                                       (54,987)            (49)             --         (55,036)
         Borrowings/(repayments) Intercompany loans               14,987         (14,987)             --              --
                                                                ---------       ---------       --------        ---------
                    Net cash used in financing activities             --         (15,036)             --         (15,036)
                                                                ---------       ---------       --------        ---------

      NET INCREASE (DECREASE) IN CASH
        AND CASH EQUIVALENTS                                          --         (17,600)            344         (17,256)
      CASH AND CASH EQUIVALENTS AT BEGINNING
        OF PERIOD                                                     --          44,247           1,235          45,482
                                                                --------         -------          ------        --------
      CASH AND CASH EQUIVALENTS AT END OF PERIOD                $     --        $ 26,647        $  1,579        $ 28,226
                                                                ========        --------        --------        ========

17.     CONTINGENCIES AND REGULATORY MATTERS

        The Company is a defendant in various legal matters arising in the ordinary course of business including a regulatory issue relating to the creation of the Company's wireless affiliate. The Company's management, after consultation with legal counsel, believes that the resolution of these matters will not have a material adverse effect on the Company's financial position and results of operations. For more information regarding the creation of the wireless affiliate, please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations - Regulatory Matters." In connection with the Acquisition, the PRTA agreed to indemnify, defend and hold the Company harmless for specified litigation in excess of $50 million in the aggregate, including one environmental matter.

        The Company is regulated by the FCC for inter-state wireline services and by the Puerto Rico Telecommunications Board ("TRB") for intra-state wireline services. The Company is involved in administrative proceedings relating to access charge disputes with long distance carriers. The resolution of these matters is not expected to have a material adverse effect on the Company's financial condition and results of operations.

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

RESULTS OF OPERATIONS

        We have two reportable segments, Wireline and Wireless. See Note 15 to the consolidated financial statements for additional information on our segments.

   The Wireline segment provides:

- Local services, including basic voice, telephone and telecommunications equipment rentals, value-added services, high speed private line services, Internet access and public phone service;

- Access services to long distance carriers, competitive local exchange carriers, and cellular and paging operators to originate and terminate calls on our network;

- Long distance services, including direct dial on-island and off-island, operator assisted calls, prepaid calling card and high-speed private line revenues;

-   Directory publishing rights revenues; and

- Telecommunication equipment sales and billing and collection services to competing long distance operators in Puerto Rico.

    The Wireless segment includes:

-   Cellular and paging services; and

-   Wireless equipment sales.

        The results of operations for the quarter ended March 31, 2000, have been restated from amounts previously reported. The restated amounts reflect the cumulative effect of adopting Staff Accounting Bulletin No. 101 ("SAB 101") and a change in accounting for directory publishing revenues, effective January 1, 2000 (see Note 3 to the condensed consolidated financial statements). In addition, reclassifications of prior years' data have been made to conform to the 2001 presentation.

   REVENUES

                                           THREE MONTHS ENDED MARCH 31,
                                                             (RESTATED)
                                               2001              2000
                                        ----------------- ------------------
                                              (DOLLARS IN MILLIONS)
               WIRELINE:
               Local                    $  139       41%  $  134       41%
               Network Access               90       26       92       28
               Long Distance                47       14       42       13
               Directory and Other          16        5       14        4
                                        ------      ---   ------      ---
                  Total Wireline           292       86%     282       86%
                                        ------      ---   ------      ---
               WIRELESS:
               Cellular                     39       11       35       10
               Paging                        6        2       10        3
               Wireless Equipment and
               other                         4        1        3        1
                                        ------      ---   ------      ---
                 Total Wireless             49       14%      48       14%
                                        ------      ---   ------      ---
                 Revenues and Sales     $  341      100%  $  330      100%
                                        ======     ====   ======     ====

EXPENSES AND CHARGES

                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                                  (RESTATED)
                                                         2001        2000
                                                     ----------  -----------
                                                     (DOLLARS IN MILLIONS)
               WIRELINE:
               Labor and benefits                       $  89       $  93
               Other operating expenses                    64          72
                                                        -----       -----
                  Total Wireline                          153         165

               WIRELESS:
               Labor and benefits                       $   8       $   7
               Other operating expenses                    30          29
                                                        -----       -----
                  Total Wireless                           38          36

               OTHER:
               Early retirement provision                   4          --
               Depreciation and amortization               69          74
               Interest and others                         15          20
               Equity income in joint venture              (1)         --
               Income tax expense (benefit)                26          14
               Cumulative effect of accounting
               change - net of tax                         --         (11)
                                                        -----       ------
               Net income (loss)                        $  37       $  32
                                                        =====       =====

OPERATING DATA

                                                       THREE MONTHS ENDED
                                                           MARCH 31,

                                                         2001       2000
                                                    -----------  -----------
               Access Lines in Service (000's):
                   Residential                            975        954
                   Business                               309        305
                                                     --------   --------
               Total                                    1,284      1,259

               On-island LD Minutes (millions)            256        256
               Off-island LD Minutes (millions)            46         31

               Cellular Customers (000's):
                   Postpaid                               210        189
                   Prepaid                                166        109
                                                     --------   --------
               Total                                      376        298

               Postpaid Cellular Average Revenue
               per Unit (ARPU)                           $ 50       $ 54
               Paging Customers (000's)                    98        174

QUARTER ENDED MARCH 31, 2001 COMPARED WITH QUARTER ENDED MARCH 31, 2000

   REVENUES AND SALES. Revenues for the quarter ended March 31, 2001 increased $11 million, or 3%, to $341 million from $330 million for the same period in 2000.

   WIRELINE:

        Local service revenues include basic voice, telephone and telecommunications equipment rental, value-added services, high-speed private line services, Internet access, and public phone service. Local service revenues for the quarter ended March 31, 2001 increased $5 million, or 4%, to $139 million from $134 million for the comparable 2000 period. The increase resulted primarily from increases in revenues from basic rent, Internet access and private lines of $4 million, $2 million and $1 million, respectively. This increase was offset in part by a decrease in public phone revenues of $2 million.

        Approximately half of the increase in basic rent revenues is due to access line growth of 2% for the quarter ended March 31, 2001, with the balance due to a shift in access lines towards higher-priced flat rate service caused by increased Internet usage. The waiting list of regular orders for new installations decreased to 12,000 at March 31, 2001, compared to 41,400 at March 31, 2000. The decrease in the waiting list was a result of our effort to reduce provisioning time. The increase in Internet access is related to an increase in customers of approximately 44,000, or 57%, as compared to the same 2000 period.

        Network access revenues include services provided to long distance carriers, competitive local exchange carriers, and cellular and paging operators to originate and terminate calls on our network. Network access revenues for the quarter ended March 31, 2001 decreased $2 million, or 2%, to $90 million compared to $92 million for the comparable 2000 period. The decrease was due to lower off-island access revenue of $6 million caused by lower access rates and lower interstate high cost fund subsidies of $1 million. The decrease was offset in part by higher intra-island access revenue of $4 million from long distance and cellular carriers relating to higher access volumes.

        Long distance revenues include direct dial on-island and off-island, operator-assisted calls, prepaid calling card and on-island private line revenues. Long distance revenues increased $5 million, or 12%, to $47 million for the quarter ended March 31, 2001 from $42 million for the same period in 2000. The increase was due to increases of $2 million, $2 million and $1 million in private line, intra-island long distance and off-island long distance, respectively. We began recapturing a portion of the intra-island market in the first quarter and continue to increase our share of the off-island long distance market.

        Directory and other revenues include directory publishing rights, telecommunication equipment and billing and collection services to competitor long distance operators. Directory and other revenues for the quarter ended March 31, 2001 increased $2 million, or 14%, to $16 million, from $14 million for the quarter ended March 31, 2000, due mainly to an increase in equipment sales and other services of $3 million, offset in part by a decrease of $1 million for billing and collection services to carriers.

   WIRELESS:

        Revenues from cellular and paging services and related equipment sales for the quarter ended March 31, 2001 increased $1 million, or 2%, to $49 million from $48 million in the comparable 2000 period. Cellular service revenues increased $4 million, or 11%, as a result of the net addition of approximately 78,000 customers versus the same period last year, representing an increase in customers of 26%. Prepaid customers increased 57,000, or 52%, at March 31, 2001, as compared to the same period last year. Postpaid cellular ARPU of $50 decreased by $4 as a result of competitive pricing actions.

        Paging revenues declined $4 million, or 40%, to $6 million for the quarter ended March 31, 2001 from $10 million for the same period in 2000. The decrease was related to a reduction of 76,000 customers due to the migration of customers to cellular prepaid plans and postpaid cellular plans with free incoming minutes.

        Other revenues include wireless equipment sales. Other revenues increased $1 million due to higher cellular gross additions.

            OPERATING COSTS AND EXPENSES. Operating costs and expenses for the quarter ended March 31, 2001 decreased $10 million, or 5%, to $191 million from the $201 million reported for the 2000 comparable period.

   WIRELINE:

        Wireline expenses for the quarter ended March 31, 2001 decreased $12 million, or 7%, to $153 million from the $165 million incurred for the comparable period in 2000. Labor and benefit expenses decreased $4 million, or 4%, to $89 million from $93 million in 2000, mainly due to decreases in overtime expenses.

        Other operating expenses of $64 million for the quarter ended March 31, 2001, decreased $8 million as compared to the same period in 2000. The decrease is primarily due to lower operating tax provisions of $7 million and bad debt provisions of $5 million. This decrease was partially offset by higher access charges of $3 million.

   WIRELESS:

        Wireless expenses for the quarter ended March 31, 2001, increased $2 million, or 6%, to $38 million from the $36 million reported for the comparable 2000 period. Labor and benefit expenses increased $1 million, to $8 million from $7 million reported in the same 2000 period. The increase is due to higher salaries of approximately $1 million.

        Other operating expenses increased $1 million, to $30 million from the $29 million reported for the comparable 2000 period. The increase was due to higher costs from equipment sales of $5 million, offset by a decrease in bad debt provisions of $4 million.

        EARLY RETIREMENT PROVISION. In December 2000, the Company offered a voluntary early retirement program to qualified management employees. Those choosing to retire received a credit for three years additional service, five years of additional age, were immediately eligible for retiree medical benefits, and were not penalized for early retirement in the calculation of their pension benefits. The effective date of the early retirement program was February 9, 2001.

        As a result of this early retirement program, a $4 million non-cash provision was recorded during the first quarter of 2001, which is reflected in the Company's results of operations for the quarter ended March 31, 2001.

        DEPRECIATION AND AMORTIZATION EXPENSES. Depreciation and amortization expenses of $69 million for the quarter ended March 31, 2001 were $5 million lower than for the comparable 2000 period. The decrease is related to a change in the Company's accounting estimates relating to the useful lives of its assets, offset by an increase in gross property, plant, and equipment.

        Effective January 1, 2001, the Company changed its accounting estimates relating to depreciation to better reflect the period during which the underlying assets will remain in service. The change was based upon an internal study, comparisons with industry practice and the effect of the Company's capital investments, which have resulted in a mix of assets with longer productive lives. This change resulted in a reduction in depreciation expense of $7 million for the quarter ended March 31, 2001.

        INTEREST EXPENSE. Interest expense of $15 million for the quarter ended March 31, 2001 was $5 million lower than the comparable 2000 period due primarily to lower debt balances. Debt decreased from $1.4 billion at March 31, 2000 to $1.1 billion at March 31, 2001.

        EQUITY INCOME FROM JOINT VENTURE. Earnings of $0.5 million were generated from our approximate 25% share in AXESA, the largest yellow page publishing company in Puerto Rico.

        INCOME TAXES. A $26 million tax provision for the first quarter of 2001 reflects a 41% effective tax rate. The difference between this rate and a 39% statutory tax rate, primarily reflects a $2 million valuation allowance for the net operating losses of the wireless business.

        CUMULATIVE EFFECT OF ACCOUNTING CHANGE. The Company changed its method of accounting for directory publishing revenues from the amortization method to the publication method, retroactive to January 1, 2000 and restated its quarterly reported results.

        Revenues were previously recognized under the amortization method over the life of the publishing cycle, generally one year. Under the publication method, such revenues are recognized at the date the directory is published and substantially delivered.

        The change was made because the publication method more accurately reflects the operating cycle for the publishing of directories, which is substantially complete on the date the directory is published and substantially delivered. In addition, the method conforms to revenue recognition practices in the publishing and telecommunications industry.

        The cumulative pre-tax effect of applying this accounting change to prior years is recognized as of January 1, 2000 as a one-time, non-cash benefit of $18 million ($11 million, net of tax effect). Prior year first quarter results were further restated by moving $7 million of revenues out of the first quarter of 2000 and into the second and fourth quarter of 2000 to reflect the publication dates of the 2000 directories.

        During the fourth quarter of 2000, we changed our revenue recognition accounting method, related to activation revenues, in accordance with SAB 101. Under the new accounting method adopted retroactively to January 1, 2000, the activation revenues are deferred and amortized over the estimated life of the customer. The cumulative effect of the accounting change resulted in a reduction of both revenues and expenses of $4 million for the first quarter of 2000. Therefore, this accounting change did not have an effect on our net income for the quarter ended March 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

CONSOLIDATED FINANCIAL CONDITION

QUARTER ENDED MARCH 31, 2001 COMPARED WITH QUARTER ENDED MARCH 31, 2000

                                                  THREE MONTHS ENDED MARCH 31,
                                                  2001        2000       CHANGE
                                                  ----        ----       ------
                                                     (DOLLARS IN MILLIONS)
                Cash flows from (used in):
                    Operations                    $  90       $ 26       $  64
                    Investing                       (29)       (28)         (1)
                    Financing                       (37)       (15)        (22)

INCREASE IN CASH AND CASH EQUIVALENTS

        Cash from operations is sufficient to meet working capital needs. While current liabilities exceeded current assets at March 31, 2001, our sources of funds, primarily from operations and to the extent necessary, from readily available external financing arrangements, are sufficient to meet ongoing operating and investing requirements. We expect that presently foreseeable capital requirements will continue to be financed through internally generated funds. Current liabilities exceeded current assets at March 31, 2001 by $131 million mainly due to borrowings of $90 million under a short-term working capital facility, the proceeds of which were used for the repayment of our bank debt.

OPERATIONS

        The increase in cash from operations of $64 million for the quarter ended March 31, 2001 compared to the same period in 2000 is due to higher revenues of $11 million, lower labor and benefit expenses of $5 million, lower pension contributions of $8 million and lower interest expense of $6 million, with the balance primarily due to lower disbursement activities of approximately $34 million versus the comparable 2000 period. The high disbursement activity in the first quarter of 2000 was related to the timing of payments for capital expenditures at the end of 1999.

INVESTING

        Net cash used for investing activities for the quarter ended March 31, 2001 was $29 million compared to $28 million for the same period in 2000. Our capital expenditure program for 2001 will range from $220 million to $230 million, financed from internally generated funds.

        We have publicly committed to spend $1.0 billion on capital expenditures from 1999 through 2003, principally to expand and enhance our networks. For the period from March 2, 1999 through March 31, 2001 we have invested approximately $490 million in capital expenditures to improve our infrastructure and to expand and enhance our networks.

FINANCING

        Debt reduction for the first quarter of 2001 was $77 million. Borrowings under bank loans and working capital facilities decreased from $167 million at December 31, 2000 to $90 million at March 31, 2001.

        In March 2001, we received from the PRTA the second capital contribution payment of $40 million. We are scheduled to receive capital contributions from the PRTA in even $40 million annual installments over five years commencing March 2, 2000, to fund a portion of the underfunded pension and other post-employment benefit obligations.

        There is a $300 million senior note that matures in May 2002. We expect to refinance this debt through existing bank loans and credit facilities.

REGULATORY MATTERS

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

        In an Order on Reconsideration released April 25, 2001, the FCC denied PRTC's petition, but recognized that while there were questions concerning certain costs and expenses, the cellular and paging assets had been removed from the interstate ratebase.

        Neither the FCC nor the TRB has commenced any further proceedings to address this issue. While we believe that the resolution of this matter and any related proceedings will not have a material effect on our financial condition and results of operations, we cannot provide assurance that any further regulatory actions will be favorable to the Company.

RECENT ACCOUNTING PRONOUNCEMENTS

Derivatives and Hedging Activities

        In June 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 138, "Accounting for Certain Derivative Instruments and Hedging Activities." This statement requires that all derivatives be measured at fair value and recognized as either assets or liabilities on the Company's balance sheet. Changes in the fair value of derivative instruments will be recognized in either earnings or comprehensive income, depending on the designated use and effectiveness of the instruments.

        SFAS No. 138 was adopted in January 1, 2001 and it did not have any effect on the Company's results of operations or financial condition.

ACCOUNTING FOR GOODWILL AND OTHER INTANGIBLES

        In February 2001, the FASB issued a revised Exposure Draft, "Business Combinations and Intangible Assets-Accounting for Goodwill," proposing that the amortization of all goodwill and certain other indefinite life intangibles be discontinued and written down only for impairments, under a fair value based approach. If the statement is issued in June 2001, as scheduled, we will discontinue amortizing goodwill and other indefinite life intangibles as of the beginning of its fourth quarter.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE SENSITIVITY

        We are exposed to market risk in the normal course of business, primarily resulting from the impact of interest rate changes on our cost of borrowings.

        The table that follows summarizes the fair values of our long-term debt as of March 31, 2001 and December 31, 2000 and shows a sensitivity analysis of the estimated fair values of such debt assuming a 100-basis-point upward and downward shift in the yield curve. This analysis does not include the fair values of our floating-rate debt because they are not significantly affected by changes in market interest rates.


                                           FAIR VALUE  FAIR VALUE
                                            ASSUMING    ASSUMING
                                           +100 BASIS  -100 BASIS
                               FAIR VALUE  POINT SHIFT POINT SHIFT
                               ----------  ----------- -----------
                                         (In thousands)
March 31, 2001                $  973,280   $  937,383  $1,011,393
                              ==========   ==========  ==========

December 31, 2000             $  971,691   $  934,010  $1,011,780
                              ==========   ==========  ==========

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        We are the defendant in various legal matters arising in the ordinary course of business, including a regulatory issue relating to the creation of the Company's wireless affiliate. We, after consultation with legal counsel, believe that the resolution of these matters will not have a material adverse effect on the Company's financial position and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Regulatory Matters" for more information regarding these matters. In connection with the Acquisition, the PRTA agreed to indemnify, defend and hold the Company harmless for specified litigation in excess of $50 million in the aggregate, including one environmental matter.

        We are regulated by the FCC for inter-state wireline services and by the TRB for intra-state wireline services. We are involved in administrative proceedings relating to access charge disputes with long distance carriers. The resolution of these matters is not expected to have a material adverse effect on the Company's financial condition and results of operations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

ITEM 5. OTHER INFORMATION

        Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         a)      Exhibits required by Item 601 of Regulation S-K.

                 See Exhibit Index.

         b) No reports on Form 8-K were filed during the first quarter of 2001.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

        TELECOMUNICACIONES DE PUERTO RICO, INC.

                            By:         /s/   Jon E. Slater
                                ------------------------------------
                               Name:  Jon E. Slater
                               Title: Chief Executive Officer
                               Date:  May 15, 2001


                            By:        /s/   Frank P. Gatto
                               -------------------------------------
                               Name:  Frank P. Gatto
                               Title: Chief Financial Officer
                               Date:  May 15, 2001


                            By:        /s/   Robert P. Huberty
                               -------------------------------------
                               Name:  Robert P. Huberty
                               Title: Chief Accounting Officer
                               Date:  May 15, 2001

                                  EXHIBIT INDEX

   EXHIBIT
   NUMBER                         DESCRIPTION

     3.1 Certificate of Incorporation of Telecomunicaciones de Puerto Rico, Inc. Rico, Inc. (Incorporated by reference to Exhibit 3.1 of the Company's
              Registration Statement filed on Form S-4
              (File 333-85503)).

     3.2 Certificate of Amendment to the Certificate of Incorporation of Telecomunicaciones de Puerto Rico, Inc. (Incorporated by reference to Exhibit 3.2 of the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (File 333-85503)).

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

     10.1 Shareholders Agreement, dated as of March 2, 1999, by and among Telecomunicaciones de Puerto Rico, Inc., GTE Holdings (Puerto Rico) LLC, GTE International Telecommunications Incorporated,
              Popular, Inc, Puerto Rico Telephone Authority and the shareholders of Telecomunicaciones de Puerto Rico, Inc., who shall from time to time be parties thereto as provided therein. (Incorporated by reference to Exhibit 10.5 of the Company's Registration Statement filed on Form S-4 (File 333-85503)).

     10.2 Amended and Restated Puerto Rico Management Agreement, dated as of March 2, 1999, by and among Telecomunicaciones de Puerto Rico, Inc., Puerto Rico Telephone Company, and GTE International Telecommunications Incorporated.
              (Incorporated by reference to Exhibit 10.6 of the Company's Registration Statement filed on Form S-4 (File 333-85503)).

     10.3 Amended and Restated U.S. Management Agreement, dated as of March 2, 1999, by and among Telecomunicaciones de Puerto Rico, Inc., Puerto Rico Telephone Company, and GTE International Telecommunications Incorporated. (Incorporated by reference to Exhibit 10.7 of the Company's Registration Statement filed on Form S-4
              (File 333-85503)).

     10.4 Amended and Restated Technology Transfer Agreement, dated as of March 2, 1999, by and among Telecomunicaciones de Puerto Rico, Inc., Puerto Rico Telephone Company, and GTE International Telecommunications Incorporated.
              (Incorporated by reference to Exhibit 10.8 of the Company's Registration Statement filed on Form S-4 (File 333-85503)).

     10.5 Non-Competition Agreement, dated as of March 2, 1999, by and among Telecomunicaciones de Puerto Rico, Inc, GTE Holdings (Puerto Rico) LLC, GTE International Telecommunications Incorporated,
              Popular, Inc., Puerto Rico Telephone Authority, and the Government Development Bank for Puerto Rico. (Incorporated by reference to Exhibit
              10.9 of the Company's Registration Statement filed on Form S-4 (File 333-85503)).

     10.6 Share Option Agreement, dated as of March 2, 1999, by and among Puerto Rico Telephone Authority, Telecomunicaciones de Puerto Rico, Inc, GTE Holdings (Puerto Rico) LLC, and GTE International Telecommunications Incorporated.
              (Incorporated by reference to Exhibit 10.10 of the Company's Registration Statement filed on Form S-4 (File 333-85503)).

     10.7 Trust Agreement of the Employee Stock Ownership Plan of Telecomunicaciones de Puerto Rico, Inc., dated as of March 2, 1999, by and between U.S. Trust, National Association and Telecomunicaciones de Puerto Rico, Inc. (Incorporated by reference to Exhibit 10.12 of the Company's Registration Statement filed on Form S-4 (File 333-85503)).

     10.8 ESOP Loan Agreement, dated as of March 2, 1999, by and between the Trust of the Employee Stock Ownership Plan of Telecomunicaciones de Puerto Rico, Inc. and Telecomunicaciones de Puerto Rico, Inc. (Incorporated by reference to Exhibit 10.13 of the Company's Registration Statement filed on Form S-4 (File333-85503)).

    10.9 Stock Purchase Agreement, dated as of March 2, 1999, by and between Puerto Rico Telephone Authority and the Trust of the Employee Stock Ownership Plan of Telecomunicaciones de Puerto Rico, Inc. (Incorporated by reference to Exhibit 10.14 of the Company's Registration Statement filed on Form S-4 (File333-85503)).

    10.10 Pledge Agreement, dated as of March 2, 1999, by and between the Trust of the Employee Stock Ownership Plan of Telecomunicaciones de Puerto Rico, Inc. and Telecomunicaciones de Puerto Rico, Inc.(Incorporated by reference to Exhibit 10.15 of the Company's Registration Statement filed on Form S-4 (File 333-85503)).

    10.11 Tag Along Agreement, dated as of March 2, 1999, by and among GTE Holdings (Puerto Rico) LLC, GTE International Telecommunications
              Incorporated, and the Trust of the Employee
              Stock Ownership Plan of Telecomunicaciones de Puerto Rico, Inc. (Incorporated by reference to
              Exhibit 10.16 of the Company's Registration
              Statement filed on Form S-4 (File 333-85503)).

    10.12 $500,000,000 Five-Year Credit Agreement, dated as of March 2, 1999, among Telecomunicaciones de Puerto Rico, Inc., as Borrower, Puerto Rico Telephone Company and Celulares Telefonica, as Guarantors, the Initial Lenders named therein, Citibank, N.A., as Administrative Agent, Bank of America National Trust and Savings Association, as Syndication Agent, and The Chase Manhattan Bank and Morgan Guaranty Trust Company of New York, as Documentation Agents. (Incorporated by reference to Exhibit 10.17 of the Company's Registration Statement filed on Form S-4 (File 333-85503)).

    10.13 Letter Amendment to the Five-Year Credit Agreement, dated May 7, 1999. (Incorporated by reference to Exhibit 10.18 of the Company's Registration Statement filed on Form S-4
              (File 333-85503)).

    10.14 $50,000,000 working capital revolving credit agreement dated as of May 4, 2000, among Telecomunicaciones de Puerto Rico, Inc., as borrower, and Banco Bilbao Vizcaya Argentaria S.A. and Banco Bilbao Vizcaya Puerto Rico, as lenders. (Incorporated by reference to Exhibit 10.21 filed on the Company's Form 10-Q for the period ended June 30, 2000 (File 333-85503)).

    10.15 $50,000,000 working capital revolving credit agreement dated as of June 2, 2000, among Telecomunicaciones de Puerto Rico, Inc., as borrower, and Banco Popular de Puerto Rico, as lender. (Incorporated by reference to Exhibit
              10.22 filed on the Company's Form 10-Q for the period ended June 30, 2000 (File 333-85503)).

    10.16 Collective Bargaining Agreement between the Puerto Rico Telephone Company and the Independent Union of Telephone Employees of Puerto Rico effective from January 18, 2000 until January 17, 2003. Approved on October 6, 2000. (Incorporated by reference to Exhibit
              10.23 of the Company's Annual Report on Form
              10-K for the year ended December
              31, 2000 (File 333-85503)).

    10.17     Collective Bargaining Agreement between the
              Puerto Rico Telephone Company and the
              Independent Brotherhood of Telephone Company
              Employees effective from October 23, 1999 until October 22, 2003. Approved on October 20, 2000. (Incorporated by reference to Exhibit 10.24 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (File 333-85503)).

    10.18 Commercial Paper Dealer Agreement 4(2) Program among Telecomunicaciones de Puerto Rico, Inc., as Issuer; Puerto Rico Telephone Company, Inc. and Celulares Telefonica, Inc., as Guarantors; and Merrill Lynch Money Markets Inc., as Dealer for notes with maturities up to 240 days; Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Dealer for notes with maturities over 270 days up to 365 days. Concerning notes to be issued pursuant to an Issuing and Paying Agency Agreement dated as of November 9, 2000 between the Issuer and The Chase Manhattan Bank, as Issuing and Paying Agent. (Incorporated by reference to Exhibit 10.25 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (File 333-85503)).

    10.19 Commercial Paper Dealer Agreement 4(2) Program among Telecomunicaciones de Puerto Rico, Inc., as Issuer; Puerto Rico Telephone Company, Inc. and Celulares Telefonica, Inc., as Guarantors; and Salomon Smith Barney Inc., as Dealer. Concerning notes to be issued pursuant to an Issuing and Paying Agency Agreement dated as of November 9, 2000 between the Issuer and The Chase Manhattan Bank, as Issuing and Paying Agent. (Incorporated by reference to Exhibit 10.26 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (File 333-85503)).

    10.20 Commercial Paper Dealer Agreement 4(2) Program among Telecomunicaciones de Puerto Rico, Inc., as Issuer; Puerto Rico Telephone Company, Inc. and Celulares Telefonica, Inc., as Guarantors; and Banc of America Securities LLC. Concerning notes to be issued pursuant to an Issuing and Paying Agency Agreement dated as of November 9, 2000 between the Issuer and The Chase Manhattan Bank, as Issuing and Paying Agent. (Incorporated by reference to Exhibit 10.27 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (File 333-85503)).

    10.21 Commercial Paper Dealer Agreement 4(2) Program among Telecomunicaciones de Puerto Rico, Inc., as Issuer; Puerto Rico Telephone Company, Inc. and Celulares Telefonica, Inc., as Guarantors; and Popular Securities, Inc., as Dealer for notes with maturities up to 365 days. Concerning notes to be issued pursuant to an Issuing and Paying Agency Agreement dated as of November 9, 2000 between the Issuer and The Chase Manhattan Bank, as Issuing and Paying Agent. (Incorporated by reference to Exhibit 10.28 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (File 333-85503)).

    10.22 Issuing and Paying Agency Agreement dated as of November 9, 2000, by and among Telecomunicaciones de Puerto Rico, Inc., as Issuer, Puerto Rico Telephone Company and Celulares Telefonica, Inc., as Guarantors, and The Chase Manhattan Bank, as Issuing and Paying Agent. (Incorporated by reference to Exhibit 10.29 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (File 333-85503)).