Form 10-Q
period 2001-06-30
TELECOMUNICACIONES DE PUERTO RICO INC
filed 2001-08-14
CIK 1089357

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended: JUNE 30, 2001

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

                  Condensed consolidated balance sheets--June 30, 2001 and December 31, 2000

                  Condensed consolidated statements of income and comprehensive income--Three months ended June 30, 2001 and 2000; Six months ended June 30, 2001 and 2000

                  Condensed consolidated statements of changes in shareholders' equity--June 30, 2001 and
                  December 31, 2000

                  Condensed consolidated statements of cash flows--Six months ended June 30, 2001 and 2000

                  Notes to condensed consolidated financial statements--June 30, 2001

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

EXHIBIT INDEX

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


            TELECOMUNICACIONES DE PUERTO RICO, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                                                                      (UNAUDITED)
                                                                        JUNE 30,       DECEMBER 31,
                                                                         2001             2000
                                                                      -----------      ------------

ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                        $    20,519       $    30,834
     Accounts receivable, net of allowance for doubtful accounts
       of $85,845 and $85,713 in 2001 and 2000, respectively              360,088           345,495
     Inventory and supplies, net                                           24,998            28,471
     Prepaid expenses                                                      17,057            10,806
                                                                      -----------       -----------
         Total current assets                                             422,662           415,606
PROPERTY, PLANT AND EQUIPMENT, net                                      1,613,490         1,668,765
INTANGIBLES, net                                                          343,778           354,665
DEFERRED INCOME TAX                                                       218,123           235,118
OTHER ASSETS                                                               94,003            92,647
                                                                      -----------       -----------
TOTAL ASSETS                                                          $ 2,692,056       $ 2,766,801
                                                                      ===========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
      Short-term debt                                                 $   425,108       $   167,244
      Other current liabilities                                           329,697           442,277
                                                                      -----------       -----------
         Total current liabilities                                        754,805           609,521
LONG-TERM DEBT, excluding current portion                                 700,468         1,000,237
PENSION AND OTHER POST-EMPLOYMENT BENEFITS                                517,175           556,157
OTHER NON-CURRENT LIABILITIES                                             107,042           103,119
                                                                      -----------       -----------
          Total liabilities                                             2,079,490         2,269,034
                                                                      -----------       -----------

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY                               10,927                --
                                                                      -----------       -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
    Common stock                                                          701,801           700,220
    Deferred ESOP compensation                                            (27,383)          (28,653)
    Subscription receivable                                              (105,837)         (141,323)
    Retained earnings (deficit)                                            58,533            (7,002)
    Accumulated other comprehensive loss                                  (25,475)          (25,475)
                                                                      -----------       -----------
          Total shareholders' equity                                      601,639           497,767
                                                                      -----------       -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                            $ 2,692,056       $ 2,766,801
                                                                      ===========       ===========

            The accompanying notes are an integral part of these financial statements.

            TELECOMUNICACIONES DE PUERTO RICO, INC. AND SUBSIDIARIES

      CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                 (In thousands)


                                                                   AS RESTATED                      AS RESTATED
                                                                  (SEE NOTE 2)                     (SEE NOTE 2)

                                                   FOR THE THREE MONTHS ENDED      FOR THE SIX MONTHS ENDED
                                                             JUNE 30,                      JUNE 30,
                                                      2001            2000            2001             2000
                                                   -----------     -----------     -----------     -----------
                                                           (UNAUDITED)                      (UNAUDITED)
REVENUES AND SALES:
  Local services                                   $   143,616     $   140,298     $   282,768     $   274,424
  Long distance services                                47,851          43,925          94,554          86,120
  Access services                                       91,533          94,794         181,594         186,633
  Cellular services                                     48,827          36,762          87,842          71,751
  Paging services                                        4,180           8,718           9,680          18,833
  Directory services                                    12,520          12,334          12,610          12,381
  Other services and sales                              19,153          20,808          39,246          37,269
                                                   -----------     -----------     -----------     -----------
        Total revenues and sales                       367,680         357,639         708,294         687,411
                                                   -----------     -----------     -----------     -----------

OPERATING COSTS AND EXPENSES:
  Labor and benefits                                    99,538          95,620         196,173         195,639
  Other operating expenses                             110,387         102,873         204,412         203,565
  Early retirement provision                             7,154              --          11,000              --
  Depreciation and amortization                         66,680          75,016         135,868         148,833
                                                   -----------     -----------     -----------     -----------
        Total operating costs and expenses             283,759         273,509         547,453         548,037
                                                   -----------     -----------     -----------     -----------

OPERATING INCOME                                        83,921          84,130         160,841         139,374
                                                   -----------     -----------     -----------     -----------

OTHER INCOME (EXPENSE):
  Interest expense, net                                (15,310)        (20,419)        (30,296)        (41,035)
  Equity income from joint venture                         530           1,000           1,060           1,000
  Minority interest in consolidated subsidiary              26              --              26              --
                                                   -----------     -----------     -----------     -----------
        Total other income (expense), net              (14,754)        (19,419)        (29,210)        (40,035)
                                                   -----------     -----------     -----------     -----------

INCOME BEFORE INCOME TAX                                69,167          64,711         131,631          99,339

INCOME TAX                                              22,842          25,511          48,843          39,290
                                                   -----------     -----------     -----------     -----------

INCOME BEFORE CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE                                     46,325          39,200          82,788          60,049

CUMULATIVE EFFECT OF ACCOUNTING
  CHANGE, net of income tax provision of $6,885             --              --              --          10,769
                                                   -----------     -----------     -----------     -----------


NET INCOME AND COMPREHENSIVE INCOME                $    46,325     $    39,200     $    82,788     $    70,818
                                                   ===========     ===========     ===========     ===========



The accompanying notes are an integral part of these financial statements.

            TELECOMUNICACIONES DE PUERTO RICO, INC. AND SUBSIDIARIES

      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                 (In thousands)



                                                                                                         ACCUMULATED
                                                                  DEFERRED                   RETAINED       OTHER
                                                      COMMON        ESOP      SUBSCRIPTION   EARNINGS    COMPREHENSIVE
                                                       STOCK    COMPENSATION   RECEIVABLE    (DEFICIT)       LOSS         TOTAL
                                                      --------  ------------  ------------   ---------   -------------  ---------
BALANCE, DECEMBER 31, 1999                            $699,284    $(26,100)    $(170,363)    $(133,193)    $     --     $ 369,628
  Net income                                                --          --            --       126,191           --       126,191
  Accretion of discount on subscription receivable          --          --       (10,960)           --           --       (10,960)
  PRTA capital contribution                                 --          --        40,000            --           --        40,000
  Advance to ESOP                                           --      (3,320)           --            --           --        (3,320)
  Release of ESOP shares                                   936         767            --            --           --         1,703
  Minimum pension liability adjustment                      --          --            --            --      (25,475)      (25,475)
                                                      --------    --------     ---------     ---------     --------     ---------
BALANCE, DECEMBER 31, 2000                            $700,220    $(28,653)    $(141,323)    $  (7,002)    $(25,475)    $ 497,767

  Net income, for  the six months ended
       June 30, 2001                                        --          --            --        82,788           --        82,788
  Accretion of discount on subscription receivable          --          --        (4,514)           --           --        (4,514)
  Dividends paid                                            --          --            --       (17,253)          --       (17,253)
  PRTA capital contribution                                 --          --        40,000            --           --        40,000
  Release of ESOP shares                                 1,581       1,295            --            --           --         2,876
  Other  ESOP contribution                                  --         (25)           --            --           --           (25)
                                                      --------    --------     ---------     ---------     --------     ---------
BALANCE, JUNE 30, 2001                                $701,801    $(27,383)    $(105,837)    $  58,533     $(25,475)    $ 601,639
                                                      ========    ========     =========     =========     ========     =========

The accompanying notes are an integral part of these financial statements.

            TELECOMUNICACIONES DE PUERTO RICO, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)



                                                                                   AS RESTATED
                                                                                  (SEE NOTE 2)

                                                                   FOR THE SIX MONTHS ENDED
                                                                           JUNE 30,
                                                                     2001            2000
                                                                 ------------     ------------
                                                                          (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                     $     82,788     $     70,818
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                                     135,868          148,833
    Provision for uncollectible accounts                               24,152           30,941
    Deferred income tax                                                16,995           39,009
    Cumulative effect of accounting change                                 --          (10,769)
    Accretion of discount on subscription receivable                   (4,514)          (5,482)
    Equity income from joint venture                                   (1,060)          (1,000)
    Early retirement provision                                         11,000               --
    Release of ESOP shares                                              2,876               --
    Gain on sale of subsidiary stock                                   (5,414)              --
    Minority interest in consolidated subsidiary                          (26)              --
    Changes in assets and liabilities:
        Accounts receivable                                           (38,745)         (28,412)
        Inventory and supplies                                          3,473           (1,830)
        Prepaid expenses and other assets                              (6,887)          (4,989)
        Other current and non-current liabilities                    (108,682)         (21,987)
        Pension and other post-employment benefit liabilities         (49,982)         (54,462)
                                                                 ------------     ------------
              Net cash provided by operating activities                61,842          160,670
                                                                 ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures, including removal costs                      (68,336)         (75,626)
   Net salvage on retirements and other                                (1,030)           2,484
   Proceeds from sale of subsidiary stock                              16,367               --
                                                                 ------------     ------------
              Net cash used in investing activities                   (52,999)         (73,142)
                                                                 ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Capital contribution                                                40,000           40,000
   Net repayments of short-term debt, including
      capital leases                                                  (41,905)        (120,146)
   Dividends paid                                                     (17,253)              --
                                                                 ------------     ------------
              Net cash used in financing activities                   (19,158)         (80,146)
                                                                 ------------     ------------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                                (10,315)           7,382
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                                            30,834           45,482
                                                                 ------------     ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $     20,519     $     52,864
                                                                 ============     ============

The accompanying notes are an integral part of these financial statements.

TELECOMUNICACIONES DE PUERTO RICO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
--------------------------------------------------------------------------------

1.       BUSINESS

         Telecomunicaciones de Puerto Rico, Inc. (the "Company") holds 100% of the common stock of Puerto Rico Telephone Company, Inc. ("PRTC"), Celulares Telefonica, Inc. ("CT"), and Datacom Caribe, Inc. ("Datacom"). The Company holds a 67% interest in Coqui.com Corporation ("Coqui.com"). The Company is the largest telecommunications service provider in Puerto Rico. Wireline service is provided by the PRTC subsidiary whereas cellular and paging service is provided by the CT subsidiary. The Company's dial-up Internet access service is provided by Coqui.com.

         A 33% interest in Coqui.com was sold to Popular Inc., a Company shareholder, on May 14, 2001 for $16 million at a $5 million after-tax gain, which is included in the second quarter 2001 results of operations as a reduction in other operating expenses.

         The Company is an indirect affiliate of Verizon Communications Inc.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION

         The unaudited condensed consolidated financial statements have been prepared pursuant to rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footed disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Management believes the financial statements include all adjustments and recurring accruals necessary to fairly present the results of operations and financial condition for the interim periods shown. The December 31, 2000 condensed consolidated balance sheet was derived from audited financial statements and should be read in conjunction with the notes thereto included in the Company's 2000 Annual Report on Form 10-K.

         PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment is stated at original cost, including interest on funds borrowed to finance the acquisition of capital additions. Repairs and maintenance are expensed as incurred. Depreciable property disposed of in the ordinary course of business, together with the cost of removal, less salvage, is charged to accumulated depreciation with no gain or loss recognized. Gains or losses from the sale of land are recorded in results of operations. Depreciation is computed on the straight-line method at rates considered adequate to allocate the cost of property over their estimated lives. Depreciation is recorded over estimated useful lives, ranging from 2 to 30 years. Depreciation rates are applied to the average plant in service during the period. Effective on January 1, 2001, the Company changed its accounting estimates relating to depreciation. Refer to Note 5 to the condensed consolidated financial statements for further details.

         MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY

         The minority interest in the consolidated balance sheet reflects Popular Inc.'s original investment in Coqui.com; results of operations reflect their proportionate share of the earnings or losses of Coqui.com.

         RESTATEMENT

         Results of operations for the quarter and the six months ended June 30, 2000, have been restated from amounts previously reported. The restatement involves reflecting the cumulative effect of adopting Staff Accounting Bulletin No. 101 ("SAB 101") "Revenue Recognition" and a change in accounting for directory publishing revenues, effective January 1, 2000 (see Note 3).

         RECLASSIFICATIONS

         Reclassifications of prior periods' data have been made to conform to the current year's presentation.

3.       ACCOUNTING CHANGE AND ADOPTION OF SEC STAFF ACCOUNTING BULLETIN

         The Company changed its method of accounting for directory publishing revenues from the amortization to the publication method, effective January 1, 2000. Under the amortization method revenues were recognized and amortized over the life of the directory, which is generally one year. Under the publication method, revenues are recognized when a directory is published and substantially delivered. The change was made to more accurately reflect the directory publishing cycle. The new method also conforms to revenue recognition practices in the telecommunications and publishing industries. The cumulative effect of applying this accounting change to prior years was recognized on January 1, 2000 as a non-cash gain of $18 million ($11 million, after-tax).

         The SEC issued SAB 101 effective for fiscal years beginning after December 15, 1999. The Company previously recognized service activation fees and related costs at the time of service initiation. Based on SAB 101, the Company began deferring revenues and related costs associated with activation services over the life of the customer relationship. Costs are deferred only to the extent that revenue is deferred.

         The effect of adopting SAB 101 resulted in deferring $34 million in activation revenues and costs prior to January 1, 2000 and amortizing them into results of operations over 5 years for wireline and 3 years for wireless. Because an equal amount of revenue and expense was deferred, there was no impact on net income for the accounting change. This resulted in reducing net revenues and expenses for the six months ended June 30, 2000 by $13 million. In accordance with SAB 101, the Company restated quarterly information for 2000.

4.       SUMMARY OF RECENT ACCOUNTING PRONOUNCEMENTS

         DERIVATIVES AND HEDGING ACTIVITIES

         In June 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 138, "Accounting for Certain Derivative Instruments and Hedging Activities." This statement requires all derivatives to be measured at fair value and recognized as an asset or liability. Changes in fair value are recognized in earnings or comprehensive income, based on the effectiveness of the instruments.

         SFAS 138 was adopted on January 1, 2001 and it did not have any effect on the Company's results of operations or financial condition since the Company has no derivatives or hedging activities.

         ACCOUNTING FOR GOODWILL AND OTHER INTANGIBLES

         The FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. This statement requires that the amortization of all goodwill and certain other indefinite life intangibles be discontinued and written down only for impairments, under a fair-value based approach. The discontinuation of amortizing goodwill will result in reducing annual depreciation and amortization expense by approximately $7 million effective January 1, 2002. The Company is evaluating whether its other intangible assets will meet the criteria of an indefinite life intangible under the new standard with the resulting effect of discontinuing amortizing these intangibles. In addition, the Company is also evaluating the impact of the initial adoption of this standard, which will be reported as a cumulative effect from a change in accounting principle, if any.

         BUSINESS COMBINATIONS

         In July 2001, the FASB issued SFAS No. 141, "Business Combinations." This statement requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interest method. The adoption of SFAS 141 will not have an impact on the Company's financial statements.

5.       PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consist of:

                                                  JUNE 30,     DECEMBER 31,
                                                   2001            2000
                                               ------------    ------------
                                                    (In thousands)
        Outside plant                          $  1,933,611    $  1,896,549
        Central office and transmission
          equipment                               1,196,823       1,159,474
        Equipment and other                         381,396         388,843
        Buildings                                   330,181         325,328
        Land                                         22,790          22,912
                                               ------------    ------------

             Gross plant in service               3,864,801       3,793,106
        Less accumulated depreciation             2,322,047       2,225,379
                                               ------------    ------------
             Net plant in service                 1,542,754       1,567,727
        Construction in progress                     70,736         101,038
                                               ------------    ------------
             Total                             $  1,613,490    $  1,668,765
                                               ============    ============

         The Company changed useful lives of its fixed assets on January 1, 2001 to better reflect the estimated period in which assets will remain in service. The change was based upon an internal study, comparisons with industry practice and the effect of capital investments, which extended the productive lives of depreciable assets. The change resulted in decreasing depreciation expense by $14 million for the six months ended June 30, 2001.

6.       INTANGIBLES

         Intangibles consist of:

                                             JUNE 30,      DECEMBER 31,
                                              2001           2000
                                          ------------    ------------
                                                 (In thousands)
         Goodwill                         $    155,792    $    155,792
         Franchise-wireline                     96,000          96,000
         Cellular licenses                      79,132          79,132
         Trade names                            50,900          50,900
         Customer base                          15,544          15,544
         Other                                     900             900
                                          ------------    ------------
                Total cost                     398,268         398,268
         Less accumulated
            amortization                        54,490          43,603
                                          ------------    ------------
                Total                     $    343,778    $    354,665
                                          ============    ============


7.       OTHER ASSETS

         Other assets consist of:

                                            JUNE 30,   DECEMBER 31,
                                             2001          2000
                                          ----------   ------------
                                               (In thousands)
         Deferred activation costs        $   35,657    $   28,715
         Notes receivable - equipment
           sales                              19,455        23,672
         Deferred pension asset               17,700        17,700
         Deferred financing costs, net         5,216         6,531
         Other deferred costs                  8,777        10,226
         Investment in joint venture           3,060         2,000
         Other assets                          4,138         3,803
                                          ----------    ----------
              Total                       $   94,003    $   92,647
                                          ==========    ==========

8.       EARLY RETIREMENT AND VOLUNTARY SEPARATION PROGRAMS

         An early retirement program was offered to management employees in December 2000. Those choosing to retire received a credit for three years additional service, five years of additional age, and were immediately eligible for retiree medical benefits. A $4 million non-cash provision was recorded in the first quarter of 2001 based on 13 employee acceptances during this period.

         An early retirement and voluntary separation program was offered to approximately 200 non-union employees in the Customer Contact organization in the first quarter of 2001. Those eligible to retire received a credit for three years additional service, three years of additional age; a separation bonus based on years of service, averaging eight months of salary, and were immediately eligible for retiree medical benefits. Non-retirement eligible employees received the separation bonus. A $7 million provision was recorded in the second quarter of 2001 based on 19 early retirement and 52 voluntary separation acceptances during this period.

9.       DEFERRED ESOP COMPENSATION

         The ESOP acquired a 3% interest amounting to $26 million with funds borrowed from the Company under a twenty-year note in order to establish a contributory investment fund plan for current and future employees. Shares are maintained in a suspense account until released to participants. The release of shares to participants in a given year is based on the greater of participant contributions plus a Company match of 30% up to 5% of wages or a minimum based on an amortization schedule. The minimum is based on the ratio of annual debt service to total debt service multiplied by the initial 750,000 shares. Compensation expense is recorded based on the release of shares at market value, based on an independent appraisal performed annually.

         During 2000, the ESOP obtained a $3 million advance from the Company that was used to purchase Company shares from retired employees. The capital contribution is reflected as additional deferred ESOP compensation in equity.

         The ESOP released 37,000 shares during the six months ended June 30, 2001 and 22,000 shares in the year 2000. This release resulted in compensation expense of $3 million and $2 million, respectively, reflecting the market value of the shares. The release of shares at $1,300,000 and $767,000 is shown in equity as a reduction of deferred ESOP compensation at June 30, 2001 and December 31, 2000, respectively.

10.      OTHER CURRENT LIABILITIES

         Other current liabilities consist of:




                                          JUNE 30,     DECEMBER 31,
                                           2001            2000
                                       ------------    ------------
                                               (In thousands)

          Accrued expenses             $     69,824    $    157,989
          Accounts payable                  140,908         149,700
          Employee benefit accruals          60,672          45,307
          Carrier payables                   37,793          38,843
          Taxes                              11,469          42,063
          Interest                            9,031           8,375
                                       ------------    ------------
               Total                   $    329,697    $    442,277
                                       ============    ============

11.      LONG-TERM DEBT

         Long-term debt consists of:


                                             JUNE 30,     DECEMBER 31,
                                              2001           2000
                                          ------------    ------------
                                                 (In thousands)
          Senior notes
             Due May 20, 2002 at 6.15%    $    299,979    $    299,967
             Due May 20, 2006 at 6.65%         399,890         399,881
             Due May 20, 2009 at 6.80%         299,859         299,852
          Commercial paper                      87,000           7,000
          Working capital facilities            38,000              --
          Bank notes                                --         160,000
          Capital leases                           848             781
                                          ------------    ------------
               Total                         1,125,576       1,167,481
          Less short-term debt                 425,108         167,244
                                          ------------    ------------
          Long-term debt                  $    700,468    $  1,000,237
                                          ============    ============

         The 2002 senior notes are classified as short-term debt. The senior notes, commercial paper, working capital facility, and bank notes are unsecured and non-amortizing and PRTC and CT are guarantors.

         The Company has a $500 million commercial paper program, which is backed by a bank note facility. The commercial paper dealer agreement, with maturities not to exceed 365 days, was signed in November 2000. The bank notes are a syndicated five-year revolving facility expiring in March 2004 at an interest rate of 32.5 basis points over LIBOR. The bank note indentures includes financial covenants, with the most significant being that the outstanding principal balance must be less than 4 times adjusted Earnings Before Interest, Taxes, Depreciation, and Amortization ("EBITDA"), as defined in the facility agreement.

         The Company also has a $100 million working capital facility with two banks for $50 million each at an interest rate of 30 basis points over LIBOR. This facility was renewed in June 2001 with a term of one year.

         Aggregate maturities of the senior notes are as follows (in thousands):



           YEAR                                            AMOUNT
           ----                                        ------------
           2002                                        $    300,000
           2006 and thereafter                              700,000
                                                       ------------
                 Total                                 $  1,000,000
                                                       ============

12.      OTHER NON-CURRENT LIABILITIES

         Other non-current liabilities consist of:



                                                JUNE 30,     DECEMBER 31,
                                                 2001            2000
                                             ------------    ------------
                                                   (In thousands)

           Customer deposits                 $     29,163    $     29,572
           Deferred activation revenues            35,657          28,715
           Other liabilities                       42,222          44,832
                                             ------------    ------------
                 Total                       $    107,042    $    103,119
                                             ============    ============

13.      SHAREHOLDERS' EQUITY

         COMMON STOCK

         Common stock consisted of fifty million authorized no par value shares, of which twenty five million were outstanding at June 30, 2001 and December 31, 2000.

         SUBSCRIPTION RECEIVABLE

         The subscription receivable reflects future receipts from the PRTA at its present value (at an 8% discount rate) in even $40 million annual installments over five years commencing March 2, 2000, to fund a portion of unfunded pension and other post-employment benefit obligations. The Company received the second installment in March 2001. The stock purchase agreement requires that the Company contribute $66 million to the pension plan upon receipt of the PRTA proceeds.

         ACCUMULATED OTHER COMPREHENSIVE LOSS

         The accumulated other comprehensive loss represents unrecognized losses and transition obligations associated with the hourly employees pension fund since the accumulated benefit obligation exceeds the fair value of plan assets.

         DIVIDENDS

         A $17 million dividend applicable to first quarter 2001 net income was declared and paid in June 2001. The shareholders agreement calls for dividends equal to at least 50% of net income, payable quarterly to the extent funds are legally available. The senior note indentures and credit facility agreements do not contain dividend restrictions.

14.      FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying amounts and fair values of the Company's financial instruments are as follows:


                                                    JUNE 30,                      DECEMBER 31,
                                                     2001                              2000
                                         ----------------------------    ----------------------------
                                           Carrying         Fair            Carrying        Fair
                                            Amount          Value           Amount          Value
                                         ------------    ------------    ------------    ------------
                                                                (In thousands)
        Assets:
            Cash and cash equivalents    $     20,519    $     20,519    $     30,834    $     30,834
            Accounts receivable               360,088         360,088         345,495         345,495
        Liabilities:
            Other current liabilities    $    329,697    $    329,697    $    442,277    $    442,277
            Short-term debt                   425,108         426,644         167,244         167,244
            Long-term debt                    700,468         678,929       1,000,237         971,928

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

         o Long distance services including direct dial on-island and off-island, operator assisted, prepaid calling card and high-speed private line revenues;

         o        Directory publishing rights revenues; and

         o Telecommunications equipment sales and billing and collection services to competing long distance operators in Puerto Rico.

         The Wireless segment provides:

         o        Cellular and paging services; and

         o        Wireless equipment sales.

         The Company measures and evaluates the performance of its segments based on EBITDA, which is a common industry profitability and liquidity measure. The accounting policies of the segments are the same as those followed by the Company (see Note 2). The Company accounts for intersegment revenues at market prices.

Segment results for the Company were as follows (in thousands):


                                            FOR THE SIX MONTHS ENDED
                                                    JUNE 30,
                                             2001             2000
                                          ------------    ------------
WIRELINE:
  Revenues and sales
    Local services                        $    284,764    $    276,198
    Long distance services                      94,572          86,387
    Access services                            183,743         188,982
    Directory services and other                43,084          43,434
                                          ------------    ------------
  Total revenues and sales                $    606,163    $    595,001
                                          ============    ============
  EBITDA                                  $    274,360    $    269,109
                                          ============    ============

WIRELESS:
  Revenues and sales
     Cellular services                    $     87,842    $     72,175
     Paging services                             9,680          18,859
     Equipment sales and other                   8,772           6,216
                                          ------------    ------------
  Total revenues and sales                $    106,294    $     97,250
                                          ============    ============

  EBITDA                                  $     22,349    $     19,098
                                          ============    ============

CONSOLIDATED:
  Revenues for reportable segments        $    712,457    $    692,251
  Elimination of intersegment revenues           4,163           4,840
                                          ------------    ------------
  Consolidated revenues                   $    708,294    $    687,411
                                          ============    ============

EBITDA:
  Operating income                        $    160,841    $    139,374
  Depreciation and amortization                135,868         148,833
                                          ------------    ------------
  EBITDA                                  $    296,709    $    288,207
                                          ============    ============


                ASSETS                   AS OF            AS OF
                                        JUNE 30,       DECEMBER 31,
                                          2001             2000
                                      ------------     ------------
Wireline assets                       $  2,505,665     $  2,648,056

Wireless assets                            450,548          252,047
                                      ------------     ------------
Segment assets                           2,956,213        2,900,103

Elimination of intersegment assets         264,157          133,302
                                      ------------     ------------

Consolidated assets                   $  2,692,056     $  2,766,801
                                      ============     ============

16.      CONDENSED CONSOLIDATING INFORMATION

         PRTC and CT guarantee the senior notes jointly and severally as wholly-owned subsidiaries ("Guarantor Subsidiaries"). Coqui.com and Datacom are non-guarantors ("Non-Guarantor Subsidiaries"). A 33% interest in Coqui.com was sold to Popular, Inc., a shareholder of the Company, in May 2001; therefore Coqui.com is no longer a wholly-owned subsidiary of the Company (see note 1).

         The following unaudited condensed consolidating financial information, provided pursuant to rule 3-10 of Regulation S-X, presents the financial position, results of operations and cash flows of (i) the Company as if it accounted for its subsidiaries on the equity method,
         (ii) the Guarantor Subsidiaries on a combined basis and (iii) the Non-Guarantor Subsidiaries. The elimination entries reflect the removal of investments in subsidiaries and intercompany transactions.

                     CONDENSED CONSOLIDATING BALANCE SHEETS
                                  June 30, 2001
                                 (In thousands)

                                   (Unaudited)

                                                                     GUARANTOR    NON-GUARANTOR                        TOTAL
                                                      PARENT       SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS    CONSOLIDATED
                                                    -----------    ------------   -------------     ------------   ------------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                      $        (3)    $    19,922     $       600     $        --     $    20,519
     Intercompany accounts receivable                 1,231,291         263,437             720      (1,495,448)             --
     Accounts receivable, net                                11         359,995              82              --         360,088
     Inventory and supplies, net                             --          24,998              --              --          24,998
     Prepaid expenses                                        --          17,003              54              --          17,057
                                                    -----------     -----------     -----------     -----------     -----------
         Total current assets                         1,231,299         685,355           1,456      (1,495,448)        422,662
PROPERTY, PLANT AND EQUIPMENT, net                           --       1,608,735           4,755              --       1,613,490
INTANGIBLES, net                                             --         315,297          28,481              --         343,778
DEFERRED INCOME TAX                                          --         218,085              38              --         218,123
INVESTMENT IN SUBSIDIARIES                              561,376              --              --        (561,376)             --
OTHER ASSETS                                              5,857          93,942              --          (5,796)         94,003
                                                    -----------     -----------     -----------     -----------     -----------
TOTAL ASSETS                                        $ 1,798,532     $ 2,921,414     $    34,730     $(2,062,620)    $ 2,692,056
                                                    ===========     ===========     ===========     ===========     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
      Short-term debt                               $   424,979     $   425,108     $        --     $  (424,979)    $   425,108
      Intercompany accounts payable                      61,133         315,382              --        (376,515)             --
      Other current liabilities                           9,032         319,124           1,541              --         329,697
                                                    -----------     -----------     -----------     -----------     -----------
         Total current liabilities                      495,144       1,059,614           1,541        (801,494)        754,805
LONG-TERM DEBT, excluding current portion               699,749         700,468              --        (699,749)        700,468
PENSION AND OTHER POST-EMPLOYMENT BENEFITS                   --         517,175              --              --         517,175
OTHER NON-CURRENT LIABILITIES                             2,000         105,042              --              --         107,042
                                                    -----------     -----------     -----------     -----------     -----------
          Total liabilities                           1,196,893       2,382,299           1,541      (1,501,243)      2,079,490
                                                    -----------     -----------     -----------     -----------     -----------
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY                 --              --              --          10,927          10,927
                                                    -----------     -----------     -----------     -----------     -----------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
    Common stock, Additional Paid in Capital
      and Treasury Stock                                701,801         490,929          35,806        (526,735)        701,801
    Deferred ESOP compensation                          (27,383)             --              --              --         (27,383)
    Subscription receivable                            (105,837)             --              --              --        (105,837)
    Retained earnings (deficit)                          58,533          73,661          (2,617)        (71,044)         58,533
    Accumulated other comprehensive loss                (25,475)        (25,475)             --          25,475         (25,475)
                                                    -----------     -----------     -----------     -----------     -----------
          Total shareholders' equity                    601,639         539,115          33,189        (572,304)        601,639
                                                    -----------     -----------     -----------     -----------     -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $ 1,798,532     $ 2,921,414     $    34,730     $(2,062,620)    $ 2,692,056
                                                    ===========     ===========     ===========     ===========     ===========

                     CONDENSED CONSOLIDATING BALANCE SHEETS
                                December 31, 2000
                                 (In thousands)

                                   (Unaudited)

                                                                     GUARANTOR      NON-GUARANTOR                        TOTAL
                                                       PARENT       SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS    CONSOLIDATED
                                                     -----------    ------------    ------------     ------------    -----------
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                       $        --     $    29,950     $       884     $        --     $    30,834
     Intercompany accounts receivable                  1,226,144         133,081             221      (1,359,446)             --
     Accounts receivable, net                                 --         345,410              85              --         345,495
     Inventory and supplies, net                              --          28,471              --              --          28,471
     Prepaid expenses                                         --          10,484             322              --          10,806
                                                     -----------     -----------     -----------     -----------     -----------
         Total current assets                          1,226,144         547,396           1,512      (1,359,446)        415,606
PROPERTY, PLANT AND EQUIPMENT, net                            --       1,663,533           5,232              --       1,668,765
INTANGIBLES, net                                              --         324,484          30,181              --         354,665
DEFERRED INCOME TAX                                           --         235,085              33              --         235,118
INVESTMENT IN SUBSIDIARIES                               496,696              --              --        (496,696)             --
OTHER ASSETS                                               6,531          92,647              --          (6,531)         92,647
                                                     -----------     -----------     -----------     -----------     -----------
TOTAL ASSETS                                         $ 1,729,371     $ 2,863,145     $    36,958     $(1,862,673)    $ 2,766,801
                                                     ===========     ===========     ===========     ===========     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
      Short-term debt                                $   167,000     $   167,244     $        --     $  (167,000)    $   167,244
      Intercompany accounts payable                       54,529         144,454             294        (199,277)             --
      Other current liabilities                            8,375         432,937             965              --         442,277
                                                     -----------     -----------     -----------     -----------     -----------
         Total current liabilities                       229,904         744,635           1,259        (366,277)        609,521
LONG-TERM DEBT, excluding current portion                999,700       1,000,237              --        (999,700)      1,000,237
PENSION AND OTHER POST-EMPLOYMENT BENEFITS                    --         556,157              --              --         556,157
OTHER NON-CURRENT LIABILITIES                              2,000         101,119              --              --         103,119
                                                     -----------     -----------     -----------     -----------     -----------
          Total liabilities                            1,231,604       2,402,148           1,259      (1,365,977)      2,269,034
                                                     -----------     -----------     -----------     -----------     -----------

SHAREHOLDERS' EQUITY:
    Common stock, Additional Paid in Capital
       and Treasury Stock                                700,220         490,927          38,106        (529,033)        700,220
    Deferred ESOP compensation                           (28,653)             --              --              --         (28,653)
    Subscription receivable                             (141,323)             --              --              --        (141,323)
    Retained earnings (deficit)                           (7,002)         (4,455)         (2,407)          6,862          (7,002)
    Accumulated other comprehensive loss                 (25,475)        (25,475)             --          25,475         (25,475)
                                                     -----------     -----------     -----------     -----------     -----------
          Total shareholders' equity                     497,767         460,997          35,699        (496,696)        497,767
                                                     -----------     -----------     -----------     -----------     -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $ 1,729,371     $ 2,863,145     $    36,958     $(1,862,673)    $ 2,766,801
                                                     ===========     ===========     ===========     ===========     ===========

      CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                    For the three months ended June 30, 2001
                                 (In thousands)

                                   (Unaudited)


                                                                GUARANTOR       NON-GUARANTOR                         TOTAL
                                                 PARENT        SUBSIDIARIES     SUBSIDIARIES     ELIMINATIONS     CONSOLIDATED
                                              ------------     ------------     ------------     ------------     ------------
REVENUES AND SALES:
  Local services                              $         --     $    139,103     $      5,681     $     (1,168)    $    143,616
  Long distance services                                --           47,909               --              (58)          47,851
  Access services                                       --           94,496               --           (2,963)          91,533
  Cellular services                                     --           49,464               --             (637)          48,827
  Paging services                                       --            4,177               --                3            4,180
  Directory and other services and sales                --           34,996               --           (3,323)          31,673
                                              ------------     ------------     ------------     ------------     ------------
        Total revenues and sales                        --          370,145            5,681           (8,146)         367,680
                                              ------------     ------------     ------------     ------------     ------------

OPERATING COSTS AND EXPENSES:
  Labor and benefits                                    --           99,228              310               --           99,538
  Other operating expenses                          (5,034)         119,682            3,885           (8,146)         110,387
  Early retirement provision                            --            7,154               --               --            7,154
  Depreciation and amortization                         --           65,225            1,455               --           66,680
                                              ------------     ------------     ------------     ------------     ------------
        Total operating costs and expenses          (5,034)         291,289            5,650           (8,146)         283,759
                                              ------------     ------------     ------------     ------------     ------------

OPERATING INCOME                                     5,034           78,856               31               --           83,921

OTHER INCOME (EXPENSE), net                         41,582          (16,883)              10          (39,463)         (14,754)
                                              ------------     ------------     ------------     ------------     ------------

INCOME BEFORE INCOME TAX                            46,616           61,973               41          (39,463)          69,167

INCOME TAX                                             291           22,421              130               --           22,842
                                              ------------     ------------     ------------     ------------     ------------

NET INCOME AND COMPREHENSIVE INCOME           $     46,325     $     39,552     $        (89)    $    (39,463)    $     46,325
                                              ============     ============     ============     ============     ============

      CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                    For the three months ended June 30, 2000
                                 (In thousands)

                                   (Unaudited)




                                                             GUARANTOR   NON-GUARANTOR                      TOTAL
                                                PARENT     SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                                              ----------   ------------   ------------   ------------     ----------

REVENUES AND SALES:
  Local services                              $       --    $  138,505     $    2,563     $     (770)    $  140,298
  Long distance services                              --        44,117             --           (192)        43,925
  Access services                                     --        97,739             --         (2,945)        94,794
  Cellular services                                   --        36,673             --             89         36,762
  Paging services                                     --         8,573             --            145          8,718
  Directory and other services and sales              --        37,859             --         (4,717)        33,142
                                              ----------    ----------     ----------     ----------     ----------
        Total revenues and sales                      --       363,466          2,563         (8,390)       357,639
                                              ----------    ----------     ----------     ----------     ----------

OPERATING COSTS AND EXPENSES:
  Labor and benefits                                  --        95,333            287             --         95,620
  Other operating expenses                            --       109,208          2,055         (8,390)       102,873
  Depreciation and amortization                       --        74,020            996             --         75,016
                                              ----------    ----------     ----------     ----------     ----------
        Total operating costs and expenses            --       278,561          3,338         (8,390)       273,509
                                              ----------    ----------     ----------     ----------     ----------

OPERATING INCOME                                      --        84,905           (775)            --         84,130

OTHER INCOME (EXPENSE), net                       39,200       (16,689)            11        (41,941)       (19,419)
                                              ----------    ----------     ----------     ----------     ----------
INCOME BEFORE INCOME TAX                          39,200        68,216           (764)       (41,941)        64,711

INCOME TAX EXPENSE (BENEFIT)                          --        25,535            (24)            --         25,511
                                              ----------    ----------     ----------     ----------     ----------

NET INCOME AND COMPREHENSIVE INCOME           $   39,200    $   42,681     $     (740)    $  (41,941)    $   39,200
                                              ==========    ==========     ==========     ==========     ==========

 CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                     For the six months ended June 30, 2001
                                 (In thousands)

                                   (Unaudited)




                                                                      GUARANTOR     NON-GUARANTOR                      TOTAL
                                                       PARENT       SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                                    -------------   -------------   -------------   -------------   -------------
REVENUES AND SALES:
  Local services                                    $          --   $     273,588   $      11,176   $      (1,996)  $     282,768
  Long distance services                                       --          94,727              --            (173)         94,554
  Access services                                              --         186,973              --          (5,379)        181,594
  Cellular services                                            --          88,815              --            (973)         87,842
  Paging services                                              --           9,682              --              (2)          9,680
  Directory and other services and sales                       --          60,138              --          (8,282)         51,856
                                                    -------------   -------------   -------------   -------------   -------------
        Total revenues and sales                               --         713,923          11,176         (16,805)        708,294
                                                    -------------   -------------   -------------   -------------   -------------

OPERATING COSTS AND EXPENSES:
  Labor and benefits                                           --         195,551             622              --         196,173
  Other operating expenses                                 (5,034)        219,088           7,163         (16,805)        204,412
  Early retirement provision                                   --          11,000              --              --          11,000
  Depreciation and amortization                                --         132,909           2,959              --         135,868
                                                    -------------   -------------   -------------   -------------   -------------
        Total operating costs and expenses                 (5,034)        558,548          10,744         (16,805)        547,453
                                                    -------------   -------------   -------------   -------------   -------------

OPERATING INCOME                                            5,034         155,375             432              --         160,841

OTHER INCOME (EXPENSE), net                                78,058         (33,833)             18         (73,453)        (29,210)
                                                    -------------   -------------   -------------   -------------   -------------

INCOME BEFORE INCOME TAX                                   83,092         121,542             450         (73,453)        131,631

INCOME TAX                                                    304          47,939             600              --          48,843
                                                    -------------   -------------   -------------   -------------   -------------

NET INCOME AND COMPREHENSIVE INCOME                 $      82,788   $      73,603   $        (150)  $     (73,453)  $      82,788
                                                    =============   =============   =============   =============   =============

 CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                     For the six months ended June 30, 2000
                                 (In thousands)

                                   (Unaudited)


                                                                 GUARANTOR      NON-GUARANTOR                      TOTAL
                                                    PARENT      SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                                 -------------  -------------   -------------   -------------   -------------

REVENUES AND SALES:
  Local services                                 $          --  $     271,102   $       5,096   $      (1,774)  $     274,424
  Long distance services                                    --         86,593              --            (473)         86,120
  Access services                                           --        191,799              --          (5,166)        186,633
  Cellular services                                         --         72,175              --            (424)         71,751
  Paging services                                           --         18,859              --             (26)         18,833
  Directory and other services and sales                    --         63,932              --         (14,282)         49,650
                                                 -------------  -------------   -------------   -------------   -------------
        Total revenues and sales                            --        704,460           5,096         (22,145)        687,411
                                                 -------------  -------------   -------------   -------------   -------------

OPERATING COSTS AND EXPENSES:
  Labor and benefits                                        --        195,060             579              --         195,639
  Other operating expenses                                  --        222,351           3,359         (22,145)        203,565
  Depreciation and amortization                             --        146,878           1,955              --         148,833
                                                 -------------  -------------   -------------   -------------   -------------
        Total operating costs and expenses                  --        564,289           5,893         (22,145)        548,037
                                                 -------------  -------------   -------------   -------------   -------------

OPERATING INCOME                                            --        140,171            (797)             --         139,374

OTHER INCOME (EXPENSE), net                             70,818        (40,063)             28         (70,818)        (40,035)
                                                 -------------  -------------   -------------   -------------   -------------

INCOME BEFORE INCOME TAX                                70,818        100,108            (769)        (70,818)         99,339

INCOME TAX                                                  --         39,042             248              --          39,290
                                                 -------------  -------------   -------------   -------------   -------------

INCOME BEFORE CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE                                     70,818         61,066          (1,017)        (70,818)         60,049

CUMULATIVE EFFECT OF ACCOUNTING
  CHANGE, net of income tax provision of $6,885             --         10,769              --              --          10,769
                                                 -------------  -------------   -------------   -------------   -------------

NET INCOME AND COMPREHENSIVE INCOME              $      70,818  $      71,835   $      (1,017)  $     (70,818)  $      70,818
                                                 =============  =============   =============   =============   =============

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     For the six months ended June 30, 2001
                                 (In thousands)

                                   (Unaudited)


                                                                         GUARANTOR       NON-GUARANTOR       TOTAL
                                                          PARENT        SUBSIDIARIES     SUBSIDIARIES    CONSOLIDATED
                                                      -------------    -------------    -------------    -------------

CASH PROVIDED BY OPERATING ACTIVITIES                 $       2,301    $      59,382    $         159    $      61,842
                                                      -------------    -------------    -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures, including removal costs                 --          (68,044)            (292)         (68,336)
   Net salvage on retirements                                    --             (879)            (151)          (1,030)
   Proceeds from sale of subsidiary stock                    16,367               --               --           16,367
                                                      -------------    -------------    -------------    -------------
              Net cash used in investing activities          16,367          (68,923)            (443)         (52,999)
                                                      -------------    -------------    -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Capital contribution                                      40,000               --               --           40,000
   Net repayments of short-term debt, including
      capital leases                                        (41,972)              67               --          (41,905)
   Dividends paid                                           (17,253)              --               --          (17,253)
   Borrowings/(repayments) intercompany loans                   554             (554)              --               --
                                                      -------------    -------------    -------------    -------------
              Net cash used in financing activities         (18,671)            (487)              --          (19,158)
                                                      -------------    -------------    -------------    -------------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                           (3)         (10,028)            (284)         (10,315)
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                                      --           29,950              884           30,834
                                                      -------------    -------------    -------------    -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD            $          (3)   $      19,922    $         600    $      20,519
                                                      =============    =============    =============    =============

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     For the six months ended June 30, 2000
                                 (In thousands)

                                   (Unaudited)


                                                                         GUARANTOR      NON-GUARANTOR       TOTAL
                                                          PARENT        SUBSIDIARIES     SUBSIDIARIES    CONSOLIDATED
                                                      -------------    -------------    -------------    -------------
CASH PROVIDED BY OPERATING ACTIVITIES                 $      (5,482)   $     165,803    $         349    $     160,670
                                                      -------------    -------------    -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures, including removal costs                 --          (74,679)            (947)         (75,626)
   Net salvage on retirements                                    --            2,484               --            2,484
                                                      -------------    -------------    -------------    -------------
              Net cash used in investing activities              --          (72,195)            (947)         (73,142)
                                                      -------------    -------------    -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Capital contribution                                      40,000               --               --           40,000
   Net repayments of short-term debt, including
      capital leases                                       (119,973)            (173)              --         (120,146)
   Borrowings/(repayments) intercompany loans                87,139          (87,139)              --               --
                                                      -------------    -------------    -------------    -------------
              Net cash used in financing activities           7,166          (87,312)              --          (80,146)
                                                      -------------    -------------    -------------    -------------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                        1,684            6,296             (598)           7,382
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                                      --           44,247            1,235           45,482
                                                      -------------    -------------    -------------    -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD            $       1,684    $      50,543    $         637    $      52,864
                                                      =============    =============    =============    =============

17.      CONTINGENCIES AND REGULATORY MATTERS

         The Company is a defendant in various legal matters arising in the ordinary course of business. The Company's management, after consultation with legal counsel responsible for such matters, believes that the resolution of these matters will not have a material adverse effect on the Company's financial position and results of operations. In connection with the Acquisition, the PRTA agreed to indemnify, defend and hold the Company harmless for specified litigation in excess of $50 million in the aggregate, including one environmental matter.

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

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

         In this Form 10-Q, the Company has made forward-looking statements. These statements are based on the Company's estimates and assumptions and are subject to certain risks and uncertainties. Forward-looking statements include information concerning possible or assumed future results of operations, as well as those statements preceded or followed by the words "anticipates," "believes," "estimates," "expects," "hopes," "targets" or similar expressions.

         Future results could be affected by subsequent events and could differ materially from those expressed in the forward-looking statements. If future events and actual performance differ from the Company's assumptions, the actual results could vary significantly from the performance projected in the forward-looking statements.

         The following important factors could affect future results and could cause those results to differ materially from those expressed in the forward-looking statements: (1) materially adverse changes in economic conditions in Puerto Rico; (2) material changes in available technology; (3) the final resolution of regulatory initiatives and proceedings, including arbitration proceedings pertaining to, among other matters, the terms of interconnection, access charges, universal service, unbundled network elements and resale rates; and (4) the extent, timing, success and overall effects of competition from others in the Puerto Rico telecommunications service industry.

RESULTS OF OPERATIONS

         We have two reportable segments, Wireline and Wireless. See Note 15 to the condensed consolidated financial statements for additional information on our segments.

     The Wireline segment provides:

o Local services, including basic voice, telephone and telecommunications equipment rentals, value-added services, high-speed private line services, Internet access and public phone service;

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

     The Wireless segment includes:

o    Cellular and paging services; and

o    Wireless equipment sales.

         The results of operations for the quarter and the six months ended June 30, 2000, have been restated from amounts previously reported. The restated amounts reflect the cumulative effect of adopting Staff Accounting Bulletin No. 101 ("SAB 101") and a change in accounting for directory publishing revenues, effective January 1, 2000 (see Note 3 to the condensed consolidated financial statements). In addition, reclassifications of prior years' data have been made to conform to the 2001 presentation.

     REVENUES


                                        THREE MONTHS ENDED JUNE 30,                    SIX MONTHS ENDED JUNE 30,
                                       -----------------------------                  ---------------------------
                                                             (RESTATED)                                   (RESTATED)
                                       2001                    2000                   2001                   2000
                                       ----                    ----                   ----                   ----
                                         (DOLLARS IN  MILLIONS)                          (DOLLARS IN MILLIONS)

WIRELINE:
Local                          $    144         39%   $    140         39%   $    283         40%   $    274         40%
Network Access                       92         25          95         27         182         26         187         27
Long Distance                        48         13          44         12          95         13          86         13
Directory and Other                  26          7          30          8          42          6          44          6
                               --------   --------    --------   --------    --------   --------    --------   --------

   Total Wireline                   310         84%        309         86%        602         85%        591         86%
                               --------   --------    --------   --------    --------   --------    --------   --------

WIRELESS:
Postpaid Cellular                    40         11          30          8          73         11          60          8
Prepaid Cellular                      9          3           7          2          15          2          12          2
Paging                                4          1           9          3          10          1          19          3
Wireless Equipment and Other          5          1           3          1           9          1           6          1
                               --------   --------    --------   --------    --------   --------    --------   --------

  Total Wireless                     58         16%         49         14%        107         15%         97         14%
                               --------   --------    --------   --------    --------   --------    --------   --------

  Revenues and Sales           $    368        100%   $    358        100%   $    709        100%   $    688        100%
                               ========   ========    ========   ========    ========   ========    ========   ========


     EXPENSES AND CHARGES


                                                THREE MONTHS ENDED       SIX MONTHS ENDED
                                                     JUNE 30,                JUNE 30,
                                                    (RESTATED)              (RESTATED)
                                                  2001       2000        2001        2000
                                               ---------   --------    --------    --------
                                               (DOLLARS IN MILLIONS)  (DOLLARS IN MILLIONS)
WIRELINE:

Labor and benefits                              $     90   $     87    $    179    $    180
Other operating expenses                              77         76         141         148
                                                --------   --------    --------    --------
   Total Wireline                                    167        163         320         328

WIRELESS:

Labor and benefits                              $     10   $      9    $     18    $     16
Other operating expenses                              33         27          63          56
                                                --------   --------    --------    --------
   Total Wireless                                     43         36          81          72

OTHER:

Early retirement provision                      $      7   $     --    $     11    $     --
Depreciation and amortization                         67         75         136         149
Interest and others                                   15         21          30          41
Equity income in joint venture                        --         (1)         (1)         (1)
Income tax expense                                    23         25          49          39
Cumulative effect of accounting change - net
   of tax                                             --         --          --         (11)
                                                --------   --------    --------    --------

Net income (loss)                               $     46   $     39    $     83    $     71
                                                ========   ========    ========    ========

     OPERATING DATA


                                                THREE MONTHS ENDED    SIX MONTHS ENDED
                                                      JUNE 30,             JUNE 30,
                                                -------------------   -------------------
                                                  2001       2000       2001       2000
                                                --------   --------   --------   --------
Access Lines in Service (000's):
    Residential                                      974        964        974        964
    Business                                         307        308        307        308
                                                --------   --------   --------   --------
Total                                              1,281      1,272      1,281      1,272

On-island LD Minutes (millions)                      266        243        522        499
Off-island LD Minutes (millions)                      52         36         98         67

Cellular Customers (000's):
    Postpaid                                         223        194        223        194
    Prepaid                                          145        117        145        117
                                                --------   --------   --------   --------
Total                                                368        311        368        311

Postpaid Cellular Average Revenue per Unit
   (ARPU)                                       $     58   $     48   $     54   $     51
Paging Customers (000's)                              77        168         77        168

Full-time Wireline Employees                       5,551      5,789      5,551      5,789
Full-time Wireless Employees                         707        653        707        653

QUARTER ENDED JUNE 30, 2001 COMPARED WITH QUARTER ENDED JUNE 30, 2000

    REVENUES AND SALES. Revenues for the quarter ended June 30, 2001 increased $10 million, or 3%, to $368 million from $358 million for the same period in 2000.

    WIRELINE:

         Local service revenues include basic voice, telephone and telecommunications equipment rental, value-added services, high-speed private line services, Internet access, and public phone service. Local service revenues for the quarter ended June 30, 2001 increased $4 million, or 3%, to $144 million from $140 million for the comparable 2000 period. The increase resulted primarily from increases in revenues from class services $2 million, public phone service $2 million, deferred activation revenues $2 million, residential basic rent $1 million, Internet access $1 million and high-speed private lines $1 million, offset in part by a decrease in business basic rent of $3 million.

         The increase in residential basic rent revenue is due to access line growth of 1% for the quarter ended June 30, 2001, with the balance due to a shift in access lines towards higher-priced flat rate service caused by increased Internet usage. The waiting list of regular orders for new installations decreased to 8,200 at June 30, 2001, compared to 35,400 at June 30, 2000. The decrease in the waiting list was a result of our effort to reduce provisioning time. The increase in Internet access is related to an increase in customers by approximately 42,000, or 48%, as compared to the same 2000 period. The decrease in local business revenues is primarily due to increased competition.

         Network access revenues include services provided to long distance carriers, competitive local exchange carriers, and cellular and paging operators to originate and terminate calls on our network. Network access revenues for the quarter ended June 30, 2001 decreased $3 million, or 3%, to $92 million compared to $95 million for the comparable 2000 period. The decrease was due to lower off-island access revenues of $2 million, caused by lower access rates and lower interstate high cost fund subsidies of $2 million. The decrease was offset in part by higher intra-island access revenues of $1 million from long distance and cellular carriers relating to higher access volumes.

         Long distance revenues include direct dial on-island and off-island, operator-assisted calls, prepaid calling card and on-island private line revenues. Long distance revenues increased $4 million, or 9%, to $48 million for the quarter ended June 30, 2001 from $44 million for the same period in 2000. The increase was due to increases in intra-island long distance $2 million, long distance private lines $1 million, and off-island long distance $1 million. During the second quarter, we continued to recapture a portion of the intra-island market and expect to continue to increase our share of the off-island long distance market.

         Directory and other revenues include directory publishing rights, telecommunication equipment and billing and collection services to competitor long distance operators. Directory and other revenues for the quarter ended June 30, 2001 decreased $4 million, or 13%, to $26 million, from $30 million for the quarter ended June 30, 2000, due mainly to a decrease in equipment sales $1 million, billing and collection $1 million and other services $1 million.

    WIRELESS:

         Revenues from cellular and paging services and related equipment sales for the quarter ended June 30, 2001 increased $9 million, or 18%, to $58 million from $49 million in the comparable 2000 period. Cellular service revenues increased $12 million, or 32%, as a result of the net addition of approximately 57,000 customers versus the same period last year, representing an increase in customers of 18%. Postpaid customers increased 29,000, or 15% and prepaid customers increased 28,000, or 24%, at June 30, 2001, respectively, as compared to the same period last year. Postpaid cellular ARPU of $58 increased by $10 due to higher customer usage.

         Paging revenues declined $5 million, or 56%, to $4 million for the quarter ended June 30, 2001 from $9 million for the same period in 2000. The decrease was related to a reduction of approximately 91,000 customers due to the migration of customers to prepaid cellular and postpaid cellular plans with free incoming minutes.

         Other revenues include wireless equipment sales. Other revenues increased $2 million due to higher cellular gross additions.

         OPERATING COSTS AND EXPENSES. Operating costs and expenses for the quarter ended June 30, 2001 increased $11 million, or 6%, to $210 million from the $199 million reported for the comparable 2000 period.

    WIRELINE:

         Wireline expenses for the quarter ended June 30, 2001 increased $4 million, or 2%, to $167 million from the $163 million incurred for the comparable period in 2000. Labor and benefit expenses increased $3 million, or 3%, to $90 million from $87 million in 2000, mainly due to an increase in contractors and salary expenses of $6 million and $4 million, respectively, offset in part by a decrease in overtime expenses of $5 million. Higher salaries are due to average wage increases of 5%, offset by lower headcount of 238 employees.

         Other operating expenses of $77 million for the quarter ended June 30, 2001, increased $1 million as compared to the same period in 2000. The increase is primarily due to higher bad debt provisions of $4 million, off-island long distance access charges of $4 million and operating tax provisions of $2 million. The increase was offset in part by lower management fees of $4 million and a $5 million gain from the sale of a 33% interest in Coqui.com to Popular, Inc., a shareholder of the Company.

    WIRELESS:

         Wireless expenses for the quarter ended June 30, 2001, increased $7 million, or 19%, to $43 million from the $36 million reported for the comparable 2000 period. Labor and benefit expenses increased $1 million, to $10 million from $9 million reported in the same 2000 period. The increase is due to higher salaries of approximately $1 million and additional headcount of approximately 20 full-time employees.

         Other operating expenses increased $6 million, to $33 million from the $27 million reported for the comparable 2000 period. The increase was due to higher costs from equipment sales of $9 million, offset in part by a decrease in bad debt provisions of $2 million and management fees and royalties of $1 million.

         EARLY RETIREMENT AND VOLUNTARY SEPARATION PROVISIONS. An early retirement and voluntary separation program was offered to approximately 200 non-union employees in the Customer Contact organization in the first quarter of 2001. Those eligible to retire received a credit for three years additional service, three years of additional age; a separation bonus based on years of service, averaging eight months of salary, and were immediately eligible for retiree medical benefits. Non-retirement eligible employees received the separation bonus. A $7 million provision was recorded in the second quarter of 2001 based on 19 early retirement and 52 voluntary separation acceptances during this period.

        DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense of $67 million for the quarter ended June 30, 2001 was $8 million lower than for the comparable 2000 period. The decrease is related to a change in useful lives and lower amortization expense from wireless customer base intangibles of $1 million, offset in part by an increase in gross property, plant, and equipment. The wireless customer base intangible was fully amortized at the end of the first quarter of 2001.

        The Company changed useful lives of its fixed assets on January 1, 2001 to better reflect the estimated period in which assets will remain in service. The change was based upon an internal study, comparisons with industry practice and the effect of capital investments, which have resulted in assets with longer productive lives. The change resulted in a decrease in depreciation expense of $7 million for the second quarter of 2001.

         INTEREST EXPENSE. Interest expense of $15 million for the quarter ended June 30, 2001 was $6 million lower than the comparable 2000 period due to lower debt balances and lower short-term interest rates. Debt decreased from $1.3 billion at June 30, 2000 to $1.1 billion at June 30, 2001.

         INCOME TAXES. A $23 million tax provision for the second quarter of 2001 reflects a 33% effective tax rate. The difference between the effective tax rate and the 39% statutory tax rate is primarily due to permanent differences of 4% related to government subscription receivable, which is a capital contribution, and 2% due to other exempt income.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2000

    REVENUES AND SALES. Revenues for the six months ended June 30, 2001 increased $21 million, or 3%, to $709 million from $688 million in the comparable 2000 period.

    WIRELINE:

         Local service revenues include basic voice, telephone and telecommunications equipment rental, value-added services, high-speed private line services, Internet access, and public phone service. Local service revenues for the six months ended June 30, 2001 increased $9 million, or 3%, to $283 million from $274 million for the comparable 2000 period. The increase resulted primarily from increases in revenues from high-speed private lines $3 million, Internet access $3 million, basic rent $2 million, deferred activation revenues $2 million, and class services $2 million. This increase was offset in part by a decrease in business local revenues of $3 million due to increased competition.

         Approximately half of the increase in basic rent revenues is due to access line growth of 1% for the six months ended June 30, 2001, with the balance due to a shift in access lines towards higher-priced flat rate service caused by increased Internet usage. The waiting list of regular orders for new installations decreased to 8,200 at June 30, 2001, compared to 35,400 at June 30, 2000. The decrease in the waiting list was a result of our continued efforts to reduce provisioning time. The increase in Internet access is related to an increase in customers by approximately 42,000, or 48%, as compared to the same 2000 period.

         Network access revenues include services provided to long distance carriers, competitive local exchange carriers, and cellular and paging operators to originate and terminate calls on our network. Network access revenues for the six months ended June 30, 2001 decreased $5 million, or 3%, to $182 million compared to $187 million for the comparable 2000 period. The decrease was due to lower off-island access revenues of $8 million caused by lower access rates and lower interstate high cost fund subsidies. The decrease was offset by higher intra-island access revenues of $5 million from long distance and cellular carriers relating to higher access volumes.

         Long distance revenues include direct dial on-island and off-island, operator-assisted calls, prepaid calling card and on-island private line revenues. Long distance revenues increased $9 million, or 10%, to $95 million for the six months ended June 30, 2001 from $86 million for the same period in 2000. The increase was due to increases in intra-island long distance $4 million, long distance private lines $3 million and off-island long distance $3 million. We began recapturing a portion of the intra-island market during the first two quarters of 2001 and expect to continue to increase our share of the off-island long distance market.

         Directory and other revenues include directory publishing rights, telecommunication equipment and billing and collection services to competitor long distance operators. Directory and other revenues for the six months ended June 30, 2001 decreased $2 million, or 5%, to $42 million, from $44 million for the six months ended June 30, 2000, due mainly to a decrease of $2 million for billing and collection services.

    WIRELESS:

         Revenues from cellular and paging services and related equipment sales for the six months ended June 30, 2001 increased $10 million, or 10%, to $107 million from $97 million in the comparable 2000 period. Cellular service revenues increased $16 million, or 22%, as a result of the net addition of approximately 57,000 customers versus the same period last year, representing an increase in customers of 18%. Postpaid customers increased 29,000, or 15% and prepaid customers increased 28,000, or 24%, at June 30, 2001, as compared to the same period last year. Postpaid cellular ARPU of $54 increased by $3 as a result of higher customer usage.

         Paging revenues declined $9 million, or 47%, to $10 million for the six months ended June 30, 2001 from $19 million for the same period in 2000. The decrease was related to a reduction of approximately 91,000 customers due to the migration of customers to prepaid cellular and postpaid cellular plans with free incoming minutes.

         Other revenues include wireless equipment sales. Other revenues increased $3 million due to higher cellular gross additions.

         OPERATING COSTS AND EXPENSES. Operating costs and expenses for the six months ended June 30, 2001 increased $1 million, or 1%, to $401 million from the $400 million reported for the 2000 comparable period.

    WIRELINE:

         Wireline expenses for the six months ended June 30, 2001 decreased $8 million, or 2%, to $320 million from the $328 million incurred for the comparable period in 2000. Labor and benefit expenses decreased $1 million, or 1%, to $179 million from $180 million in 2000, mainly due to decreases in overtime expenses, offset in part by an increase in salaries expense.

         Other operating expenses of $141 million for the six months ended June 30, 2001, decreased $7 million as compared to the same period in 2000. The decrease is primarily due to lower management fees of $6 million, an operating tax provision of $5 million and a $5 million gain on the sale of a 33% interest in Coqui.com to Popular, Inc., a shareholder of the Company. This decrease was partially offset by higher access charges of $7 million and consulting expenses of $2 million.

    WIRELESS:

         Wireless expenses for the six months ended June 30, 2001, increased $9 million, or 13%, to $81 million from the $72 million reported for the comparable 2000 period. Labor and benefit expenses increased $2 million, to $18 million from $16 million reported in the same 2000 period. The increase is due to higher salaries of approximately $2 million and additional headcount of 54 full-time employees.

         Other operating expenses increased $7 million, to $63 million from the $56 million reported for the comparable 2000 period. The increase was due to higher costs from equipment sales of $14 million and an operating tax provision of $1 million, offset in part by a decrease in bad debt provisions of $6 million and commissions of $3 million.

         EARLY RETIREMENT PROVISION. An early retirement program was offered to management employees in December 2000. Those choosing to retire received a credit for three years additional service, five years of additional age, and were immediately eligible for retiree medical benefits. A $4 million non-cash provision was recorded in the first quarter of 2001 based on 13 employee acceptances during this period.

         During the first quarter of 2001, a combined early retirement and voluntary separation program was offered to approximately 200 non-union employees. Those eligible to retire received a credit for three years additional service, three years of additional age, a separation bonus based on years of service, which averaged eight months of salary, and were immediately eligible for retiree medical benefits. Those not eligible to retire received the separation bonus. A total of 19 people accepted the early retirement program and 52 people accepted the voluntary separation program in April 2001. As a result of these acceptance $11 million pre-tax provision is reflected in the results of operation for the six months ended June 30, 2001.

         DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense of $136 million for the six months ended June 30, 2001 was $13 million lower than for the comparable 2000 period. The decrease is related to a change in useful lives, offset in part by an increase in gross property, plant, and equipment.

         The Company changed useful lives of its fixed assets on January 1, 2001 to better reflect the estimated period in which assets will remain in service. The change was based upon an internal study, comparisons with industry practice and the effect of capital investments, which have resulted in assets with longer productive lives. The change resulted in a decrease in depreciation expense of $14 million for the six months ended June 30, 2001.

         INTEREST EXPENSE. Interest expense of $30 million for the six months ended June 30, 2001 was $11 million lower than the comparable 2000 period due to lower debt balances and lower short-term interest rates. Debt decreased from $1.3 billion at June 30, 2000 to $1.1 billion at June 30, 2001.

         EQUITY INCOME FROM JOINT VENTURE. Earnings of $1 million were generated from our approximate 25% share in Verizon Information Services, Inc. (formerly AXESA), the largest yellow page publishing company in Puerto Rico.

         INCOME TAXES. A $49 million tax provision of the six months period ended June 30, 2001 reflects a 37% effective tax rate. The difference between the effective tax rate and the 39% statutory tax rate is primarily due to permanent differences of 1% related to government subscription receivable, which is a capital contribution, and 1% due to other exempt income.

         CUMULATIVE EFFECT OF ACCOUNTING CHANGE. The Company changed its method of accounting for directory publishing revenues from the amortization to the publication method, effective January 1, 2000. Under the amortization method revenues were recognized and amortized over the life of the directory, which is generally one year. Under the publication method, revenues are recognized when a directory is published and substantially delivered. The change was made to more accurately reflect the directory publishing cycle. The new method also conforms to revenue recognition practices in the telecommunications and publishing industries. The cumulative effect of applying this accounting change to prior years was recognized on January 1, 2000 as a non-cash gain of $18 million ($11 million, after-tax).

         The SEC issued SAB 101 effective for fiscal years beginning after December 15, 1999. The Company previously recognized service activation fees and related costs at the time of service initiation. Based on SAB 101, the Company began deferring revenues and related costs associated with activation services over the life of the customer relationship. Costs are deferred only to the extent that revenue is deferred.

         The effect of adopting SAB 101 resulted in deferring $34 million in activation revenues and costs prior to January 1, 2000 and amortizing them into results of operations over 5 years for wireline and 3 years for wireless. Because an equal amount of revenue and expense was deferred, there was no impact on net income for the accounting change. This resulted in reducing net revenues and expenses for the six months ended June 30, 2000 by $13 million. Therefore, this accounting change did not have an effect on our net income. In accordance with SAB 101, the Company restated quarterly information for 2000.

LIQUIDITY AND CAPITAL RESOURCES

CONSOLIDATED FINANCIAL CONDITION

SIX MONTHS ENDED JUNE 30, 2001 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2000


                                      SIX MONTHS ENDED JUNE 30,
                               ---------------------------------------
                                  2001           2000         CHANGE
                               ---------      ---------      ---------
                                         (DOLLARS IN MILLIONS)
Cash flows from (used in):
    Operations                 $      62      $     161      $     (99)
    Investing                        (53)           (73)            20
    Financing                        (19)           (80)            61


DECREASE IN CASH AND CASH EQUIVALENTS

         The Company believes that cash from operations is sufficient to meet working capital needs. While current liabilities exceeded current assets at June 30, 2001, our sources of funds, primarily from operations and to the extent necessary, from readily available external financing arrangements, are sufficient to meet ongoing operating and investing requirements. We expect that presently foreseeable capital requirements will continue to be financed through internally generated funds.

         Current liabilities exceeded current assets at June 30, 2001 by $332 million mainly due to higher working capital requirements and borrowings under a short-term working capital facility, the proceeds of which were used for the repayment of our bank debt. Short-term debt includes commercial paper of $87 million, working capital facilities of $38 million and the first senior note installment of $300 million, which matures in May 2002.

OPERATIONS

         Cash generated from operations continued to be one of our primary sources of funds. The decrease in cash from operations of $99 million for the six months ended June 30, 2001 compared to the same period in 2000 is due to higher disbursement activities and working capital requirements, partially offset by improved results of operations.

         During the six months ended June 30, 2001, we experienced higher disbursement activities as compared to the same 2000 period. The increase in disbursement activity is directly related to the payment of management fees and royalties of $88 million and income taxes of $51 million, offset in part by lower cash interest expense of $11 million and higher revenues of $21 million.

INVESTING

         Net cash used in investing activities for the six months ended June 30, 2001 was $53 million compared to $73 million for the same period in 2000. We expect that our capital expenditure program for 2001 will range from $220 million to $230 million, and that it will be primarily financed from internally generated funds.

         We have publicly committed to spend $1 billion on capital expenditures from 1999 through 2003, principally to expand and enhance our networks. For the period from March 2, 1999 through June 30, 2001, we have invested approximately $528 million in capital expenditures to improve our infrastructure and to expand and enhance our networks.

         A 33% interest in Coqui.com was sold to Popular Inc., a Company shareholder, on May 14, 2001 for $16 million.

FINANCING

         Debt reduction for 2001 was $42 million. Borrowings under bank loans, working capital facilities and commercial paper decreased from $167 million at December 31, 2000 to $125 million at June 30, 2001. We expect to refinance the $300 million senior note maturing in May 2002 through commercial paper, bank loans or fixed rate senior notes.

         A $17 million dividend applicable to first quarter 2001 net income was declared and paid in June 2001. The shareholders agreement calls for dividends equal to at least 50% of net income, payable quarterly to the extent funds are legally available.

         The second installment of $40 million was received from the PRTA on March 2, 2001 relating to funding a portion of the underfunded pension and other post-employment benefit obligations. The Company contributed $66 million to the pension plan on the same date as required in the stock purchase agreement.

RECENT ACCOUNTING PRONOUNCEMENTS

DERIVATIVES AND HEDGING ACTIVITIES

         In June 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 138, "Accounting for Certain Derivative Instruments and Hedging Activities." This statement requires all derivatives to be measured at fair value and recognized as an asset or liability. Changes in fair value are recognized in earnings or comprehensive income, based on the effectiveness of the instruments.

         SFAS 138 was adopted on January 1, 2001 and it did not have any effect on the Company's results of operations or financial condition since the Company has no derivatives or hedging activities.

ACCOUNTING FOR GOODWILL AND OTHER INTANGIBLES

         The FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. This statement requires that the amortization of all goodwill and certain other indefinite life intangibles be discontinued and written down only for impairments, under a fair value-based approach. The discontinuation of amortizing goodwill will result in reducing annual depreciation and amortization expense by approximately $7 million effective January 1, 2002. The Company is evaluating whether its other intangible assets will meet the criteria of an indefinite life intangible under the new standard with the resulting effect of discontinuing amortizing these intangibles. In addition, the Company is also evaluating the impact of the initial adoption of this standard, which will be reported as a cumulative effect from a change in accounting principle, if any.

BUSINESS COMBINATIONS

         In July 2001, the FASB issued SFAS No. 141, "Business Combinations." This statement requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interest method. The adoption of SFAS 141 will not have an impact on the Company's financial statements.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE SENSITIVITY

         We are exposed to market risk in the normal course of business, resulting from interest rate changes on our senior notes. The following table summarizes the fair value of our senior notes assuming a 100 basis point increase or decrease in the yield curve. The table does not include floating-rate debt since it is not significantly affected by changes in market interest rates.



                                      FAIR VALUE AT     FAIR VALUE AT
                                        100 BASIS      100 BASIS POINT
                       FAIR VALUE     POINT INCREASE      DECREASE
                      ------------    --------------   ---------------
                                      (In thousands)

June 30, 2001         $    979,725     $    945,117     $  1,016,435
                      ============     ============     ============

December 31, 2000     $    971,691     $    934,010     $  1,011,780
                      ============     ============     ============

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company is a defendant in various legal matters arising in the ordinary course of business. We, after consultation with legal counsel responsible for these matters, believe that the resolution of these matters will not have a material adverse effect on the Company's financial position and results of operations. In connection with the Acquisition, the PRTA agreed to indemnify, defend and hold the Company harmless for specified litigation in excess of $50 million in the aggregate, including one environmental matter.

         We are regulated by the FCC for inter-state wireline services and by the Telecommunications Regulatory Board ("TRB") for intra-state wireline services. We are involved in administrative proceedings relating to access charge disputes with long distance carriers. The resolution of these matters is not expected to have a material adverse effect on the Company's financial condition and results of operations.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 5.  OTHER INFORMATION

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a)   Exhibits required by Item 601 of Regulation S-K.

              10) Material Contracts

                    .23) Working capital revolving credit agreement between Telecomunicaciones de Puerto Rico, Inc. and Banco Bilbao Vizcaya.
                    .24) Working capital revolving credit agreement between Telecomunicaciones de Puerto Rico, Inc. and Banco Popular de Puerto Rico.
                    .25) Letter Amendment to the March 2, 1999 Shareholders Agreement.

              See Exhibit Index.

     b)   No reports on Form 8-K were filed during the second quarter of 2001.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         TELECOMUNICACIONES DE PUERTO RICO, INC.



                                            By:      /s/   Jon E. Slater
                                                --------------------------------
                                                Name:  Jon E. Slater
                                                Title: Chief Executive Officer
                                                Date:  August 14, 2001


                                            By:     /s/   Frank P. Gatto
                                               ---------------------------------
                                                Name:  Frank P. Gatto
                                                Title: Chief Financial Officer
                                                Date:  August 14, 2001


                                            By:   /s/   Robert P. Huberty
                                               ---------------------------------
                                                Name:  Robert P. Huberty
                                                Title: Chief Accounting Officer
                                                Date:  August 14, 2001

                                  EXHIBIT INDEX


           EXHIBIT
           NUMBER                           DESCRIPTION
           ------                           -----------
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



           EXHIBIT
           NUMBER                           DESCRIPTION
           ------                           -----------

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

            10.8 ESOP Loan Agreement, dated as of March 2, 1999, by and between the Trust of the Employee Stock Ownership Plan of Telecomunicaciones de Puerto Rico, Inc. and
                        Telecomunicaciones de Puerto Rico, Inc. (Incorporated by reference to Exhibit 10.13 of the Company's Registration
                        Statement filed on Form S-4 (File 333-85503)).

            10.9 Stock Purchase Agreement, dated as of March 2, 1999, by and between Puerto Rico Telephone Authority and the Trust of the Employee Stock Ownership Plan of
                        Telecomunicaciones de Puerto Rico, Inc. (Incorporated by reference to Exhibit 10.14 of the Company's Registration
                        Statement filed on Form S-4 (File 333-85503)).

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



           EXHIBIT
           NUMBER                           DESCRIPTION
           ------                           -----------
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

            10.23 $50,000,000 working capital revolving credit agreement dated as of June 28, 2001, among Telecomunicaciones de
                        Puerto Rico, Inc., as borrower, Puerto Rico Telephone
                        Company, Inc., and Celulares Telefonica, Inc., as guarantors, and Banco Bilbao Vizcaya Argentaria S.A. and
                        Banco Bilbao Vizcaya Puerto Rico, as lenders.

            10.24 $50,000,000 working capital revolving credit agreement dated as of June 28, 2001, among Telecomunicaciones de
                        Puerto Rico, Inc., as borrower, Puerto Rico Telephone
                        Company, Inc. and Celulares Telefonica, Inc., as guarantors, and Banco Popular de Puerto Rico, as lender and administrative agent.

            10.25 Letter Amendment to the Shareholders Agreement, dated as of March 2, 1999, by and among Telecomunicaciones de
                        Puerto Rico, Inc., GTE Holdings (Puerto Rico) LLC, GTE
                        International Telecommunications Incorporated, Popular,
                        Inc., and the Puerto Rico Telephone Authority.

                                       39