Form 10-K405/A
period 2000-12-31
TELECOMUNICACIONES DE PUERTO RICO INC
filed 2001-09-07
CIK 1089357

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A
                                 AMENDMENT NO.1

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

Items 1, 7 and 8 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000 are amended to more clearly describe the revenue recognition practices for non-recurring activation and installation fees consistent with the application of Staff Accounting Bulletin No. 101.

Item 8 was also amended to include condensed consolidating financial statements for guarantors and non-guarantors consistent with rule 3-10 of Regulation S-X.
================================================================================

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

LOCAL SERVICES

     OVERVIEW

     Local services include basic voice, telephone rental, value-added services, special services, Internet and data access, and deferred activation and installation services. The following table shows the breakdown of residential and business access lines in service, excluding public phones, direct inward dialed business lines, wide area telecommunications services lines, private branch exchange trunks, and cellular and paging customers:

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

    WIRELINE:

         Local service revenues include basic voice, telephone and telecommunications equipment rental, value-added services, high-speed private line services, Internet access, public phone service, and deferred installation and activation services. Local service revenues for the year ended December 31, 2000 increased $70 million, or 14%, to $577 million from $507 million in 1999. The increase resulted primarily from increases in revenues from basic rent, ATM private lines, Internet access, high speed private lines, public phones, measured services, and value-added services of $20 million, $17 million, $14 million, $8 million, $6 million, $4 million, and $2 million, respectively.

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

               Consolidated Statements of Comprehensive Income (Loss) for the Years
               Ended December 31, 2000, 1999 and 1998                                       F-4

               Consolidated Statements of Changes in Shareholders' Equity for the
               Years Ended December 31, 2000, 1999 and 1998                                 F-5

               Consolidated Statements of Cash Flows for the Years Ended December 31,
               2000, 1999 and 1998                                                          F-6

               Notes to Consolidated Financial Statements for the Years Ended
               December 31, 2000, 1999 and 1998                                             F-7

               Schedule II - Valuation and Qualifying Accounts for the Years Ended
               December 31, 2000, 1999 and 1998                                            F-26



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

    Activation and installation revenues and certain related costs are deferred and amortized over the estimated life of the customer relationship, which is 5 years for wireline and 3 years for wireless (see Note 3).

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

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), which provides guidance on revenue recognition. SAB 101 is effective for fiscal years beginning after December 15, 1999. During 2000 and prior years, consistent with industry practice, the Company recognized telecommunications service activation and installation fees and certain related costs at the time of service initiation. Based on guidance in SAB 101, the Company changed its accounting policies, effectively deferring the recognition of revenue and certain related costs associated with such new services over the life of the customer relationship. Costs are deferred only to the extent that revenue is deferred.

    The Company accounted for SAB 101 as a change in accounting principle effective January 1, 2000, and therefore has not restated prior year financial statements. The effect of adoption resulted in deferring $34.2 million in revenues and certain costs related to activation and installation services provided prior to January 1, 2000. These revenues and costs are to be recognized over a period of 5 years for wireline and 3 years for wireless. Because an equal amount of revenue and expense was deferred, there was no impact on net income for the change in accounting principle. This resulted in a reduction in revenues and expenses during 2000 net of current year amortization of $28.7 million. In accordance with the provisions for adopting SAB 101, the Company has restated its quarterly information in Note 22 to apply the provisions to all 2000 periods.

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
                                                          ============   ============

8.  OTHER ASSETS

      Other assets consist of:

                                                          DECEMBER 31,   DECEMBER 31,
                                                              2000           1999
                                                          ------------   ------------
                                                                (In thousands)
         Deferred activation and installation costs       $     28,715   $         --
         Unbilled installation equipment sales                  23,672         28,575
         Deferred financing costs, net                           6,531          8,007
         Other deferred costs                                   10,226          3,263
         Investment in joint venture                             2,000             --
         Other assets                                            9,969          5,897
                                                          ------------   ------------
              Total                                       $     81,113   $     45,742
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
                                                                            ===========

13.  OTHER NON-CURRENT LIABILITIES

     Other non-current liabilities consist of:

                                                                     DECEMBER 31,   DECEMBER 31,
                                                                         2000           1999
                                                                     ------------   ------------
                                                                           (In thousands)
    Pension and other post-employment benefits liability             $    556,157   $    547,040
    Customer deposits                                                      29,572         28,990
    Deferred activation and installation revenues                          28,715             --
    Other liabilities                                                      44,832         36,295
                                                                     ------------   ------------
         Total                                                       $    659,276   $    612,325
                                                                     ============   ============

    Deferred activation and installation revenues represent the unamortized effect of adopting SAB 101 on a cumulative effect basis as of January 1, 2000. This amount is also recorded in other assets as shown in Note 8.

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

23.  CONDENSED CONSOLIDATING INFORMATION

     The Notes are guaranteed by two of the wholly owned subsidiaries, PRTC and CT (the "Guarantor Subsidiaries"). As of December 31, 2000, the Notes were not guaranteed by the Company's other two subsidiaries, Coqui.com and Datacom (the "Non-Guarantor Subsidiaries").

     The guarantee of the Notes by each of the Guarantor Subsidiaries is full and unconditional, joint and several. All of the outstanding voting shares of each of the Guarantor Subsidiaries are owned by the Company. The following unaudited condensed consolidating financial information as of December 31, 2000 and for the year then ended, provided pursuant to rule 3-10 of Regulation S-X, presents the financial position, results of operations and cash flows of (i) the Company as if it accounted for its subsidiaries on the equity method, (ii) the Guarantor Subsidiaries on a combined basis and (iii) the Non-Guarantor Subsidiaries. The principal consolidation entries eliminate investments in subsidiaries and intercompany balances and transactions. Condensed consolidating financial information has not been presented for periods prior to December 31, 2000 since the aggregate net assets, earnings and equity of the parent and the Guarantor Subsidiaries were substantially equivalent to the aggregate net assets, earnings and equity of the Company on a consolidated basis.

                     CONDENSED CONSOLIDATING BALANCE SHEETS
                                December 31, 2000
                                 (In thousands)
                                   (Unaudited)

                                                                 GUARANTOR       NON-GUARANTOR                           TOTAL
                                                PARENT          SUBSIDIARIES      SUBSIDIARIES     ELIMINATIONS      CONSOLIDATED
                                              ------------      ------------     -------------     ------------      ------------

ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                $         --      $     29,950      $        884     $         --      $     30,834
     Intercompany accounts receivable            1,226,144           133,081               221       (1,359,446)               --
     Accounts receivable, net                           --           345,410                85               --           345,495
     Inventory and supplies, net                        --            28,471                --               --            28,471
     Prepaid expenses                                   --            10,484               322               --            10,806
                                              ------------      ------------      ------------     ------------      ------------
         Total current assets                    1,226,144           547,396             1,512       (1,359,446)          415,606
PROPERTY, PLANT AND EQUIPMENT, net                      --         1,667,099             5,232               --         1,672,331
INTANGIBLES, net                                        --           332,452            30,181               --           362,633
DEFERRED INCOME TAX                                     --           235,085                33               --           235,118
INVESTMENT IN SUBSIDIARIES                         496,696                --                --         (496,696)               --
OTHER ASSETS                                         6,531            81,113                --           (6,531)           81,113
                                              ------------      ------------      ------------     ------------      ------------
TOTAL ASSETS                                  $  1,729,371      $  2,863,145      $     36,958     $ (1,862,673)     $  2,766,801
                                              ============      ============      ============     ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
      Short-term debt                         $    167,000      $    167,244      $         --     $   (167,000)     $    167,244
      Intercompany accounts payable                 54,529           144,454               294         (199,277)               --
      Other current liabilities                      8,375           432,937               965               --           442,277
                                              ------------      ------------      ------------     ------------      ------------
         Total current liabilities                 229,904           744,635             1,259         (366,277)          609,521
LONG-TERM DEBT, excluding current portion          999,700         1,000,237                --         (999,700)        1,000,237
OTHER NON-CURRENT LIABILITIES                        2,000           657,276                --               --           659,276
                                              ------------      ------------      ------------     ------------      ------------
          Total liabilities                      1,231,604         2,402,148             1,259       (1,365,977)        2,269,034
                                              ------------      ------------      ------------     ------------      ------------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
    Common stock, Additional paid in capital
      and Treasury stock                           700,220           490,927            38,106         (529,033)          700,220
    Deferred ESOP compensation                     (28,653)               --                --               --           (28,653)
    Subscription receivable                       (141,323)               --                --               --          (141,323)
    Retained earnings (deficit)                     (7,002)           (4,455)           (2,407)           6,862            (7,002)
    Accumulated other comprehensive loss           (25,475)          (25,475)               --           25,475           (25,475)
                                              ------------      ------------      ------------     ------------      ------------
          Total shareholders' equity               497,767           460,997            35,699         (496,696)          497,767
                                              ------------      ------------      ------------     ------------      ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $  1,729,371      $  2,863,145      $     36,958     $ (1,862,673)     $  2,766,801
                                              ============      ============      ============     ============      ============

                  CONDENSED CONSOLIDATING STATEMENTS OF INCOME
                      For the year ended December 31, 2000
                                 (In thousands)
                                   (Unaudited)

                                                                     GUARANTOR     NON-GUARANTOR                      TOTAL
                                                       PARENT       SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                                     ------------   ------------   -------------    ------------    ------------

REVENUES AND SALES:
  Local services                                     $         --   $    569,023    $     10,813    $     (3,503)   $    576,333
  Long distance services                                       --        170,771              --            (639)        170,132
  Access services                                              --        399,860              --          (9,715)        390,145
  Cellular services                                            --        149,080              --            (944)        148,136
  Paging services                                              --         34,993              --             (84)         34,909
  Directory services                                           --         20,828              --              --          20,828
  Other services and sales                                     --         73,864              --         (25,368)         48,496
                                                     ------------   ------------    ------------    ------------    ------------
        Total revenues and sales                               --      1,418,419          10,813         (40,253)      1,388,979
                                                     ------------   ------------    ------------    ------------    ------------

OPERATING COSTS AND EXPENSES:
  Labor and benefits                                           --        397,785           1,234              --         399,019
  Other operating expenses                                     --        474,130           7,982         (40,253)        441,859
  Early retirement provision                                   --         19,342              --              --          19,342
  Depreciation and amortization                                --        294,410           4,042              --         298,452
                                                     ------------   ------------    ------------    ------------    ------------
        Total operating costs and expenses                     --      1,185,667          13,258         (40,253)      1,158,672
                                                     ------------   ------------    ------------    ------------    ------------

OPERATING INCOME  (LOSS)                                       --        232,752          (2,445)             --         230,307
                                                     ------------   ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSE), NET                               126,191        (74,609)             38        (126,149)        (74,529)
                                                     ------------   ------------    ------------    ------------    ------------

INCOME (LOSS) BEFORE INCOME TAX EXPENSE                   126,191        158,143          (2,407)       (126,149)        155,778

INCOME TAX EXPENSE                                             --         40,213             143              --          40,356
                                                     ------------   ------------    ------------    ------------    ------------

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE                                       126,191        117,930          (2,550)       (126,149)        115,422

CUMULATIVE EFFECT OF ACCOUNTING
  CHANGE, net of income tax provision of $6,885                --         10,769              --              --          10,769
                                                     ------------   ------------    ------------    ------------    ------------


NET INCOME (LOSS)                                    $    126,191   $    128,699    $     (2,550)   $   (126,149)   $    126,191
                                                     ============   ============    ============    ============    ============

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                      For the year ended December 31, 2000
                                 (In thousands)
                                   (Unaudited)

                                                                               GUARANTOR       NON-GUARANTOR         TOTAL
                                                              PARENT          SUBSIDIARIES      SUBSIDIARIES      CONSOLIDATED
                                                            ------------      ------------     -------------      ------------

CASH PROVIDED BY OPERATING ACTIVITIES:                      $         71      $    484,851      $        596      $    485,518
                                                            ------------      ------------      ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures, including removal costs                      --          (212,190)             (947)         (213,137)
   Net salvage on retirements                                         --             6,236                --             6,236
                                                            ------------      ------------      ------------      ------------
              Net cash used in investing activities                   --          (205,954)             (947)         (206,901)
                                                            ------------      ------------      ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Capital contribution                                           40,000                --                --            40,000
   Advance to ESOP                                                (3,320)               --                --            (3,320)
   Net repayments of short-term debt, including
      capital leases                                            (329,945)               --                --          (329,945)
   Borrowings/(repayment) intercompany loans                     293,194          (293,194)               --                --
                                                            ------------      ------------      ------------      ------------
              Net cash used in financing activities                  (71)         (293,194)               --          (293,265)
                                                            ------------      ------------      ------------      ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                             --           (14,297)             (351)          (14,648)
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                                           --            44,247             1,235            45,482
                                                            ------------      ------------      ------------      ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $         --      $     29,950      $        884      $     30,834
                                                            ============      ============      ============      ============

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

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

    TELECOMUNICACIONES DE PUERTO RICO, INC.

                                      By:        /s/ Jon E. Slater
                                          --------------------------------------
                                          Name:  Jon E. Slater
                                          Title: Chief Executive Officer
                                          Date:  September 7, 2001


                                      By:        /s/ Frank P. Gatto
                                         ---------------------------------------
                                          Name:  Frank P. Gatto
                                          Title: Chief Financial Officer
                                          Date:  September 7, 2001


                                      By:        /s/ Robert P. Huberty
                                         ---------------------------------------
                                          Name:  Robert P. Huberty
                                          Title: Chief Accounting Officer
                                          Date:  September 7, 2001