Form 10-Q
period 2001-09-30
TELECOMUNICACIONES DE PUERTO RICO INC
filed 2001-11-14
CIK 1089357

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

               For the quarterly period ended: SEPTEMBER 30, 2001

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

                  Condensed consolidated balance sheets--September 30, 2001 and December 31, 2000

                  Condensed consolidated statements of income and comprehensive income--Three months ended September 30, 2001 and 2000; Nine months ended September 30, 2001 and 2000

                  Condensed consolidated statement of changes in shareholders' equity--Nine months ended September 30, 2001

                  Condensed consolidated statements of cash flows--Nine months ended September 30, 2001 and 2000

                  Notes to condensed consolidated financial statements

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

EXHIBIT INDEX

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


            TELECOMUNICACIONES DE PUERTO RICO, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                                                                      (UNAUDITED)
                                                                      SEPTEMBER 30,       DECEMBER 31,
                                                                          2001               2000
                                                                      -------------       ------------
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                         $    11,974        $    30,834
     Accounts receivable, net of allowance for doubtful accounts
       of $94,178 and $85,713 in 2001 and 2000, respectively               358,292            345,495
     Inventory and supplies, net                                            26,787             28,471
     Prepaid expenses                                                       28,536             10,806
                                                                       -----------        -----------
         Total current assets                                              425,589            415,606
PROPERTY, PLANT AND EQUIPMENT, net                                       1,586,381          1,657,182
INTANGIBLES, net                                                           349,175            366,248
DEFERRED INCOME TAX                                                        217,529            235,118
OTHER ASSETS                                                               107,038             92,647
                                                                       -----------        -----------
TOTAL ASSETS                                                           $ 2,685,712        $ 2,766,801
                                                                       ===========        ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
      Short-term debt                                                  $   430,218        $   167,244
      Other current liabilities                                            343,836            442,277
                                                                       -----------        -----------
         Total current liabilities                                         774,054            609,521
LONG-TERM DEBT, excluding current portion                                  704,049          1,000,237
PENSION AND OTHER POST-EMPLOYMENT BENEFITS                                 474,521            556,157
OTHER NON-CURRENT LIABILITIES                                              113,125            103,119
                                                                       -----------        -----------
          Total liabilities                                              2,065,749          2,269,034
                                                                       -----------        -----------

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY                                10,812                 --
                                                                       -----------        -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
    Common stock                                                           701,801            700,220
    Deferred ESOP compensation                                             (27,383)           (28,653)
    Subscription receivable                                               (107,898)          (141,323)
    Retained earnings (deficit)                                             68,106             (7,002)
    Accumulated other comprehensive loss                                   (25,475)           (25,475)
                                                                       -----------        -----------
          Total shareholders' equity                                       609,151            497,767
                                                                       -----------        -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                             $ 2,685,712        $ 2,766,801
                                                                       ===========        ===========

The accompanying notes are an integral part of these financial statements.

            TELECOMUNICACIONES DE PUERTO RICO, INC. AND SUBSIDIARIES

      CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                 (In thousands)


                                                                          AS RESTATED                         AS RESTATED
                                                                          (SEE NOTE 2)                        (SEE NOTE 2)

                                                       FOR THE THREE MONTHS ENDED              FOR THE NINE MONTHS ENDED
                                                              SEPTEMBER 30,                          SEPTEMBER 30,
                                                         2001               2000                2001              2000
                                                      -----------        -----------        -----------        -----------
                                                               (UNAUDITED)                            (UNAUDITED)
REVENUES AND SALES:
  Local services                                      $   142,357        $   136,614        $   425,125        $   411,038
  Long distance services                                   47,305             43,796            141,859            129,916
  Access services                                          84,356            104,916            265,950            291,549
  Cellular services                                        48,214             36,360            136,056            108,111
  Paging services                                           3,265              8,074             12,945             26,907
  Directory services                                           79                 --             12,689             12,119
  Other services and sales                                 19,836             17,283             59,082             54,814
                                                      -----------        -----------        -----------        -----------
        Total revenues and sales                          345,412            347,043          1,053,706          1,034,454
                                                      -----------        -----------        -----------        -----------

OPERATING COSTS AND EXPENSES:
  Labor and benefits                                       95,366            105,837            291,539            301,476
  Other operating expenses                                108,630            110,370            313,042            313,935
  Early retirement provision                                5,400                 --             16,400                 --
  Depreciation and amortization                            66,975             73,548            202,843            222,381
                                                      -----------        -----------        -----------        -----------
        Total operating costs and expenses                276,371            289,755            823,824            837,792
                                                      -----------        -----------        -----------        -----------

OPERATING INCOME                                           69,041             57,288            229,882            196,662
                                                      -----------        -----------        -----------        -----------

OTHER INCOME (EXPENSE):
  Interest expense, net                                   (16,673)           (18,609)           (46,969)           (59,644)
  Equity income from joint venture                            529                500              1,589              1,500
  Minority interest in consolidated subsidiary                115                 --                141                 --
                                                      -----------        -----------        -----------        -----------
        Total other income (expense), net                 (16,029)           (18,109)           (45,239)           (58,144)
                                                      -----------        -----------        -----------        -----------

INCOME BEFORE INCOME TAX                                   53,012             39,179            184,643            138,518

INCOME TAX                                                 19,557             15,044             68,400             54,334
                                                      -----------        -----------        -----------        -----------

INCOME BEFORE CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE                                        33,455             24,135            116,243             84,184

CUMULATIVE EFFECT OF ACCOUNTING
  CHANGE, net of income tax provision of $6,885                --                 --                 --             10,769
                                                      -----------        -----------        -----------        -----------

NET INCOME AND COMPREHENSIVE INCOME                   $    33,455        $    24,135        $   116,243        $    94,953
                                                      ===========        ===========        ===========        ===========

The accompanying notes are an integral part of these financial statements.

            TELECOMUNICACIONES DE PUERTO RICO, INC. AND SUBSIDIARIES

      CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                 (In thousands)

                                                                                                  ACCUMULATED
                                                          DEFERRED                     RETAINED      OTHER
                                             COMMON         ESOP       SUBSCRIPTION    EARNINGS  COMPREHENSIVE
                                              STOCK     COMPENSATION    RECEIVABLE    (DEFICIT)       LOSS          TOTAL
                                            ---------   ------------   ------------   ---------  --------------   ---------
BALANCE, DECEMBER 31, 2000                  $ 700,220     $ (28,653)    $(141,323)    $  (7,002)    $ (25,475)    $ 497,767

  Net income, for  the nine months ended
       September 30, 2001                          --            --            --       116,243            --       116,243
  Accretion of discount on subscription
       receivable                                  --            --        (6,575)           --            --        (6,575)
  Dividends paid                                   --            --            --       (41,135)           --       (41,135)
  PRTA capital contribution                        --            --        40,000            --            --        40,000
  Release of ESOP shares                        1,581         1,295            --            --            --         2,876
  Other  ESOP contribution                         --           (25)           --            --            --           (25)
                                            ---------     ---------     ---------     ---------     ---------     ---------

BALANCE, SEPTEMBER 30, 2001                 $ 701,801     $ (27,383)    $(107,898)    $  68,106     $ (25,475)    $ 609,151
                                            =========     =========     =========     =========     =========     =========


The accompanying notes are an integral part of these financial statements.

            TELECOMUNICACIONES DE PUERTO RICO, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)


                                                                              AS RESTATED
                                                                              (SEE NOTE 2)

                                                                FOR THE NINE MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                                   2001          2000
                                                                 ---------     ---------
                                                                        (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                     $ 116,243     $  94,953
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                                  202,843       222,381
    Provision for uncollectible accounts                            46,031        43,605
    Deferred income tax                                             17,589        53,983
    Cumulative effect of accounting change                              --       (10,769)
    Accretion of discount on subscription receivable                (6,575)       (8,311)
    Equity income from joint venture                                (1,589)       (1,500)
    Early retirement provision                                      16,400            --
    Release of ESOP shares                                           2,876            --
    Gain on sale of subsidiary stock                                (5,414)           --
    Minority interest in consolidated subsidiary                      (141)           --
    Changes in assets and liabilities:
        Accounts receivable                                        (58,828)      (55,882)
        Inventory and supplies                                       1,684         3,983
        Prepaid expenses and other assets                          (27,492)       (3,560)
        Other current and non-current liabilities                  (88,460)       42,952
        Pension and other post-employment benefit liabilities      (98,036)      (50,126)
                                                                 ---------     ---------
              Net cash provided by operating activities            117,131       331,709
                                                                 ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures, including removal costs                  (118,482)     (127,640)
   Net salvage on retirements and other                              4,014         5,245
   Proceeds from sale of subsidiary stock                           16,367            --
                                                                 ---------     ---------
              Net cash used in investing activities                (98,101)     (122,395)
                                                                 ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Capital contribution                                             40,000        40,000
   Net repayments of short-term debt, including
      capital leases                                               (36,755)     (225,905)
   Dividends paid                                                  (41,135)           --
                                                                 ---------     ---------
              Net cash used in financing activities                (37,890)     (185,905)
                                                                 ---------     ---------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                             (18,860)       23,409
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                                         30,834        45,482
                                                                 ---------     ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $  11,974     $  68,891
                                                                 =========     =========


The accompanying notes are an integral part of these financial statements.

TELECOMUNICACIONES DE PUERTO RICO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
--------------------------------------------------------------------------------

1.  BUSINESS

    Telecomunicaciones de Puerto Rico, Inc. (the "Company") holds 100% of the common stock of Puerto Rico Telephone Company, Inc. ("PRTC"), Celulares Telefonica, Inc. ("CT") and Datacom Caribe, Inc. ("Datacom"). The Company holds a 67% interest in Coqui.com Corporation ("Coqui.com"). The Company is the largest telecommunications service provider in Puerto Rico. Wireline service is provided by PRTC and cellular and paging service is provided by CT. The Company's dial-up Internet access service is provided by Coqui.com.

    A 33% interest in Coqui.com was sold to Popular Inc., a shareholder of the Company, on May 14, 2001 for $16 million at a $5 million after-tax gain, which is included in the Company's results of operations as a reduction in other operating expenses.

    The Company is an affiliate of Verizon Communications Inc.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION

    The unaudited condensed consolidated financial statements have been prepared pursuant to rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Management believes the financial statements include all adjustments and recurring accruals necessary to fairly present the results of operations and financial condition for the interim periods shown. The December 31, 2000 condensed consolidated balance sheet was derived from audited financial statements and should be read in conjunction with the notes thereto included in the Company's 2000 Annual Report on Form 10-K, as amended.

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

    The Company's depreciation expense is principally based on the composite group remaining life method and straight-line composite rates. This method provides for the recognition of the cost of the remaining net investment in telephone plant, less anticipated net salvage value, over the remaining asset lives. Also, this method requires a periodic evaluation of the average remaining useful lives related to the expected recoverability of the carrying value of assets based on changes in technology, environmental factors, the federal and local regulatory environment, and other competitive forces. Effective on January 1, 2001, the Company changed its accounting estimates relating to depreciation. Refer to Note 5 to the condensed consolidated financial statements for further details.

    MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY

    The minority interest in the consolidated balance sheet reflects Popular Inc.'s original investment in Coqui.com; results of operations reflect its proportionate share of the earnings or losses of Coqui.com.

    RESTATEMENT

    Results of operations for the quarter and the nine months ended September 30, 2000, have been restated from amounts previously reported. The restatement reflects the cumulative effect of adopting Staff Accounting Bulletin No. 101 ("SAB 101") "Revenue Recognition" and a change in accounting for directory publishing revenues, effective January 1, 2000 (see Note 3).

    RECLASSIFICATIONS

    Reclassifications of prior periods' data have been made to conform to the current period's presentation.

3.  ACCOUNTING CHANGE AND ADOPTION OF SEC STAFF ACCOUNTING BULLETIN

    The Company changed its method of accounting for directory publishing revenues from the amortization to the publication method, effective January 1, 2000. Under the amortization method, revenues were recognized and amortized over the life of the directory, which is generally one year. Under the publication method, revenues are recognized when a directory is published and substantially delivered. The change was made to more accurately reflect the directory publishing cycle. The new method also conforms to revenue recognition practices in the telecommunications and publishing industries. Results for the nine months ended September 30, 2000 include the initial impact of applying this accounting change recorded as a cumulative effect of an accounting change of $11 million after-tax in the first quarter of 2000.

    The SEC issued SAB 101 effective for fiscal years beginning after December 15, 1999. The Company previously recognized service activation and installation fees and related costs at the time of service initiation. Based on SAB 101, the Company began deferring revenues and related costs associated with activation and installation services over the life of the customer relationship. Costs are deferred only to the extent that revenue is deferred.

    The effect of adopting SAB 101 resulted in deferring $34 million in activation and installation revenues and costs prior to January 1, 2000 and amortizing them over 5 years for wireline and 3 years for wireless. Because an equal amount of revenue and expense was deferred, there was no impact on net income for the accounting change. This resulted in reducing revenues and expenses net of amortization for the nine months ended September 30, 2000 by $16 million. In accordance with SAB 101, the Company restated quarterly information for 2000.

4.  SUMMARY OF RECENT ACCOUNTING PRONOUNCEMENTS

    BUSINESS COMBINATIONS AND ACCOUNTING FOR GOODWILL AND OTHER INTANGIBLES

    In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141, which applies to business combinations occurring after June 30, 2001, requires that the purchase method of accounting be used and includes guidance on the initial recognition and measurement of goodwill and other intangible assets acquired in the combination. The adoption of SFAS No. 141 did not have a material effect on the Company's financial statements.

    SFAS No. 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under certain conditions) for impairment in accordance with this statement. This impairment test uses a fair value approach rather than the undiscounted cash flows approach previously required by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The new statement also applies to goodwill and indefinite-lived intangible assets of investments accounted for under the equity method of accounting. Intangible assets that do not have indefinite lives will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The discontinuation of amortizing goodwill will result in reducing annual depreciation and amortization expense by approximately $7 million for 2002. The Company is required to adopt SFAS No. 142 effective January 1, 2002. The Company is currently evaluating its other intangible assets to determine the impact, if any, the adoption of SFAS No. 142 will have on the Company's results of operations or financial position.

    ASSET RETIREMENT OBLIGATIONS

    In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This standard provides the accounting for the cost of legal obligations associated with the retirement of long-lived assets. SFAS No. 143 requires that companies recognize the fair value of a liability for asset retirement obligations in the period in which the obligations are incurred and capitalize that amount as a part of the book value of the long-lived asset. That cost is then depreciated over the remaining life of the underlying long-lived asset. The Company is required to adopt SFAS No. 143 effective January 1, 2003. The Company is currently evaluating the impact, if any, this new standard will have on our future results of operations or financial position.

    ACCOUNTING FOR IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS

    In August 2001, the FASB issued SFAS No. 144. This standard supersedes SFAS No. 121 and the provisions of Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" with regard to reporting the effects of a disposal of a segment of a business. SFAS No. 144 establishes a single accounting model for assets to be disposed of by sale and addresses several SFAS No. 121 implementation issues. The Company is required to adopt SFAS No. 144 effective January 1, 2002. The Company does not expect the impact of the adoption of SFAS No. 144 to have a material effect on its results of operations or financial position.

5.  PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment consist of:


                                              USEFUL       SEPTEMBER 30, DECEMBER 31,
                                             LIVES (YRS)      2001          2000
                                             ----------    ----------    ----------
                                                               (In thousands)
Outside plant                                   7.2        $1,954,520    $1,896,549
Central office and transmission equipment       4.6         1,209,953     1,159,474
Equipment and other                             3.7           366,493       374,771
Buildings                                      19.0           328,198       325,328
Land                                            N/A            21,581        22,912
                                                           ----------    ----------
    Gross plant in service                                  3,880,745     3,779,034
Less accumulated depreciation                               2,367,703     2,222,890
                                                           ----------    ----------
    Net plant in service                                    1,513,042     1,556,144
Construction in progress                                       73,339       101,038
                                                           ----------    ----------
    Total                                                  $1,586,381    $1,657,182
                                                           ==========    ==========


    Effective on January 1, 2001, the Company changed its accounting estimates relating to depreciation. The composite rate for outside plant was revised resulting in an increase in the useful life of the remaining balance of assets from 5.7 to 7.2 years. This reflects our change in network modernization plans, the current economic environment and its impact on competition and a high level analysis of lives used by other telephone companies. The Company has recently begun to deploy Digital Subscriber Line ("DSL") service to residential and business customers. This is a marked change in the modernization strategy that underlies our life estimates. Previously, the Company expected to deploy high-speed broadband services via optical cable with limited or no DSL deployment. Since then, the continuing high cost and technology hurdles of a fiber solution have made DSL an attractive solution.

    The Company now anticipates DSL will meet initial demands for broadband services and extend the relatively short remaining life of metallic cable. In addition, the current economic slow down limits the emergence of competition. The Company also reviewed the lives used by other telephone companies and believes that industry practice warrants a slight adjustment in its lives.

    The composite rate for transmission equipment was reduced to reflect the faster technological obsolescence of this equipment. The composite rate for other equipment was increased primarily due to recently capitalized software for a new wireless billing system involving approximately $30 million, which has a five-year useful life.

    These changes resulted in decreasing depreciation expense by approximately $21 million for the nine months ended September 30, 2001.

6.  INTANGIBLES

    Intangibles consist of:


                                                 SEPTEMBER 30,   DECEMBER 31,
                                                      2001            2000
                                                 -------------   ------------
                                                        (In thousands)
Goodwill                                             $155,792        $155,792
Franchise-wireline                                     96,000          96,000
FCC Cellular licenses                                  79,132          79,132
Trade names                                            50,900          50,900
Customer base                                          15,544          15,544
Software licenses                                      14,205          14,072
Other                                                     900             900
                                                     --------        --------
       Total cost                                     412,473         412,340
Less accumulated amortization                          63,298          46,092
                                                     --------        --------
       Total                                         $349,175        $366,248
                                                     ========        ========




7.  OTHER ASSETS

    Other assets consist of:

                                                 SEPTEMBER 30,   DECEMBER 31,
                                                     2001           2000
                                                 -------------   ------------
                                                        (In thousands)

Deferred activation and installation costs        $ 44,464        $ 28,715
Notes receivable-equipment sales                    21,025          23,672
Deferred pension asset                              17,700          17,700
Deferred financing costs, net                        5,421           6,531
Other deferred costs                                 7,837          10,226
Interest rate swap                                   3,541              --
Investment in joint venture                          3,589           2,000
Other assets                                         3,461           3,803
                                                  --------        --------
     Total                                        $107,038        $ 92,647
                                                  ========        ========



8.  EARLY RETIREMENT AND VOLUNTARY SEPARATION PROGRAMS

    An early retirement program was offered to non-union employees in December 2000. Those choosing to retire received a credit for three years additional service, five years of additional age, and were immediately eligible for retiree medical benefits. A $4 million non-cash provision was recorded in the first quarter of 2001 based on 13 employee acceptances during this period.

    An early retirement and voluntary separation program was offered to approximately 200 non-union employees in the Customer Contact organization in the first quarter of 2001. Those eligible to retire received a credit for three years additional service and three years of additional age; a separation bonus based on years of service, averaging eight months of salary, and were immediately eligible for retiree medical benefits. Non-retirement eligible employees received a separation bonus. A $7 million provision was recorded in the second quarter of 2001 based on 19 early retirement and 52 voluntary separation acceptances during this period.

    During the third quarter of 2001, the Company recorded a $5 million provision based on 29 employee acceptances related to a disabled early retirement program offered to eligible employees. A $16 million provision has been recorded related to early retirement and voluntary separation programs for the nine months ended September 30, 2001.

9.  DEFERRED ESOP COMPENSATION

    The Employee Stock Ownership Plan ("ESOP") acquired a 3% interest in the Company in 1999 with a $26 million, twenty-year note borrowed from the Company to establish a contributory investment fund for employees. The ESOP only invests in Company shares at this time. Shares are maintained in a suspense account until released to participants. The release of shares to participants in a given year is based on the greater of participant contributions plus a Company match of 30% up to 5% of wages or a minimum based on an amortization schedule. The minimum is based on the ratio of annual debt service to total debt service multiplied by the initial 750,000 shares.

    The ESOP obtained a $3 million advance from the Company in 2000 that was used to purchase Company shares from retired employees. The capital contribution was reflected as additional deferred ESOP compensation in equity.

    Compensation expense is recorded based on the release of shares at market value, based on an independent appraisal performed annually. The ESOP released 37,000 shares in 2001 and 22,000 shares in 2000. This release resulted in compensation expense of $3 million and $2 million, respectively, reflecting the market value of the shares. The par value of this release was $1.3 million and $.8 million for September 30, 2001 and December 31, 2000, respectively, reflected is as a reduction of deferred ESOP compensation in equity.

10. OTHER CURRENT LIABILITIES

    Other current liabilities consist of:

                                  SEPTEMBER 30,     DECEMBER 31,
                                      2001              2000
                                  -------------     ------------
                                          (In thousands)
Accrued expenses                   $ 58,443         $ 157,989
Accounts payable                     124,082          149,700
Employee benefit accruals             63,804           45,307
Carrier payables                      40,216           38,843
Taxes                                 32,130           42,063
Interest                              25,161            8,375
                                    --------        ---------
     Total                          $343,836        $ 442,277
                                    ========        =========


11. LONG-TERM DEBT

    Long-term debt consists of:


                                  SEPTEMBER 30,     DECEMBER 31,
                                      2001              2000
                                  -------------     ------------
                                          (In thousands)
Senior notes
   Due May 15, 2002 at 6.15%       $  299,985        $  299,967
   Due May 15, 2006 at 6.65%          399,895           399,881
   Due May 15, 2009 at 6.80%          299,862           299,852
Interest rate swap                      3,541                --
Commercial paper                      130,140             7,000
Bank notes                                 --           160,000
Capital leases                            844               781
                                   ----------        ----------
     Total                          1,134,267         1,167,481
Less short-term debt                  430,218           167,244
                                   ----------        ----------
Long-term debt                     $  704,049        $1,000,237
                                   ==========        ==========

    The 2002 senior notes are classified as short-term debt. The senior notes, commercial paper, working capital facility, and bank notes are unsecured and non-amortizing. PRTC and CT are guarantors of these debt instruments.

    The Company has a $500 million commercial paper program, which is backed by a bank note facility, with maturities not to exceed 365 days. The commercial paper dealer agreement was signed in November 2000. The bank note is a syndicated five-year revolving facility expiring in March 2004. Amounts outstanding under this facility bear interest at a rate of 32.5 basis points over six months LIBOR. The bank note credit agreement includes financial covenants, the most significant being that the outstanding principal balance not exceed four times adjusted Earnings Before Interest, Taxes, Depreciation, and Amortization ("EBITDA"), as defined in the facility agreement.

    The Company also has a $100 million working capital facility with two banks for $50 million each. Amounts outstanding under this facility bear interest at a rate of 30 basis points over LIBOR. This facility was renewed in June 2001 with a term of one year.

    The Company entered into an interest rate swap contract on August 31, 2001 at a notional amount of $150 million. The purpose of the swap is to hedge against changes in the fair value of the Company's senior notes to achieve a targeted mix of fixed and variable rate debt. The swap receives interest at a fixed rate of 6.65% and pays interest at a variable rate equal to six month LIBOR plus approximately 170 basis points, with semiannual settlements and interest rate reset dates every May 15 and November 15 until maturity of the May 15, 2006 senior note. The swap was entered into "at market" and as a result, there was no exchange of premium at the initial date of the swap. The Company designates the swap as a hedge of the changes in fair value of the senior note due to changes in the designated benchmark interest rate. PRTC and CT are guarantors of the interest rate swap.

    The Company leased copiers under terms that were designated for capital lease treatment. The Company discontinued this practice in the third quarter of 2001 and has begun to purchase these assets.

    Aggregate maturities of the senior notes are as follows (in thousands):


        YEAR                                                            AMOUNT
        ----                                                            ------
        2002                                                          $  300,000
        2006                                                             400,000
        2009                                                             300,000
                                                                      ----------
            Total                                                     $1,000,000
                                                                      ==========


12. OTHER NON-CURRENT LIABILITIES

     Other non-current liabilities consist of:


                                                    SEPTEMBER 30,  DECEMBER 31,
                                                       2001            2000
                                                    -------------  ------------
                                                           (In thousands)
    Customer deposits                                $ 28,546        $ 29,572
    Deferred activation and installation revenues      44,464          28,715
    Other liabilities                                  40,115          44,832
                                                     --------        --------
         Total                                       $113,125        $103,119
                                                     ========        ========


13. SHAREHOLDERS' EQUITY

    COMMON STOCK

    Common stock consists of fifty million authorized no par value shares, of which twenty five million were outstanding at September 30, 2001 and December 31, 2000.

    SUBSCRIPTION RECEIVABLE

    The subscription receivable reflects future receipts from the Puerto Rico Telephone Authority ("PRTA") at its present value (at an 8% discount rate) in even $40 million annual installments over five years commencing March 2, 2000, to fund a portion of unfunded pension and other post-employment benefit obligations. The Company received the second installment in March 2001. The stock purchase agreement requires that the Company contribute $66 million to the pension plan upon receipt of the proceeds.

    ACCUMULATED OTHER COMPREHENSIVE LOSS

    The accumulated other comprehensive loss represents unrecognized losses, other than unrecognized prior service costs which are reflected as an other asset, associated with the hourly employee pension fund since the accumulated benefit obligation exceeds the fair value of plan assets.

    DIVIDENDS

    A $23 million dividend applicable to second quarter 2001 net income was paid in September 2001. Prior to that, in June 2001, the Company paid an $18 million dividend related to first quarter 2001 net income. The shareholders agreement requires the payment of dividends equal to at least 50% of net income, to be paid quarterly to the extent funds are legally available. The senior note indentures and credit facility agreements do not contain dividend restrictions.

14. FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying amounts and fair values of the Company's financial instruments are as follows:

                                                SEPTEMBER 30,                     DECEMBER 31,
                                                    2001                              2000
                                         ------------------------        ---------------------------
                                         Carrying          Fair           Carrying           Fair
                                          Amount          Value            Amount            Value
                                         --------        --------        ----------        --------
                                                              (In thousands)
     Assets:
        Cash and cash equivalents        $ 11,974        $ 11,974        $   30,834        $ 30,834
        Accounts receivable               358,292         358,292           345,495         345,495
     Liabilities:
        Other current liabilities        $343,836        $343,836        $  442,277        $442,277
        Short-term debt                   430,218         433,011           167,244         167,244
        Long-term debt                    700,508         714,653         1,000,237         971,928
        Interest Rate Swap                  3,541           3,541                --              --


15. SEGMENT REPORTING

    The Company has two reportable segments: Wireline and Wireless.

    The Wireline segment provides:

    o Local services including basic voice, telephone and telecommunications equipment rentals, value-added services, high-speed private line services, Internet access and public phone service;

    o Access services to long distance carriers, competitive local exchange carriers, and cellular and paging operators to originate and terminate calls on our network;

    o Long distance services including direct dial on-island and off-island, operator assisted calls, prepaid calling card and high-speed private line services;

    o   Directory publishing rights services; and

    o Telecommunication equipment sales and billing and collection services to competing long distance operators in Puerto Rico.

    The Wireless segment provides:

    o   Cellular and paging services; and

    o   Wireless equipment sales.

    The Company measures and evaluates the performance of its segments based on EBITDA, which is a common industry profitability and liquidity measurement. The accounting policies of the segments are the same as those followed by the Company (see Note 2). The Company accounts for intersegment revenues at market prices.

    Segment results for the Company were as follows (in thousands):


                                                FOR THE NINE MONTHS ENDED
                                                        SEPTEMBER 30,
                                                  2001                2000
                                              -----------         -----------
WIRELINE:
  Revenues and sales
    Local services                            $   428,132         $   413,675
    Long distance services                        143,238             130,250
    Access services                               269,486             295,840
    Directory services and other                   58,841              56,710
                                              -----------         -----------
  Total revenues and sales                    $   899,697         $   896,475
                                              ===========         ===========
  EBITDA                                      $   401,607         $   393,236
                                              ===========         ===========

WIRELESS:
  Revenues and sales
     Cellular services                        $   136,056         $   108,111
     Paging services                               12,945              26,907
     Equipment sales and other                     12,930              10,223
                                              -----------         -----------
  Total revenues and sales                    $   161,931         $   145,241
                                              ===========         ===========

  EBITDA                                      $    31,118         $    25,807
                                              ===========         ===========

CONSOLIDATED:
  Revenues for reportable segments            $ 1,061,628         $ 1,041,716
  Elimination of intersegment revenues             (7,922)             (7,262)
                                              -----------         -----------
  Consolidated revenues                       $ 1,053,706         $ 1,034,454
                                              ===========         ===========

EBITDA:
  Operating income                            $   229,882         $   196,662
  Depreciation and amortization                   202,843             222,381
                                              -----------         -----------
  EBITDA                                      $   432,725         $   419,043
                                              ===========         ===========


                                                 AS OF               AS OF
                                             SEPTEMBER 30,        DECEMBER 31,
        ASSETS                                   2001                2000
        ------                               -------------        -----------
Wireline assets                               $ 2,571,189         $ 2,648,056

Wireless assets                                   460,570             252,047
                                              -----------         -----------

Segment assets                                  3,031,759           2,900,103

Elimination of intersegment assets                346,047             133,302
                                              -----------         -----------

Consolidated assets                           $ 2,685,712         $ 2,766,801
                                              ===========         ===========

16. CONDENSED CONSOLIDATING INFORMATION

    PRTC and CT are wholly owned subsidiaries ("Guarantor Subsidiaries") of the Company and jointly and severally guarantee of the Company's senior notes. Coqui.com and Datacom are non-guarantors ("Non-Guarantor Subsidiaries"). A 33% interest in Coqui.com was sold to Popular, Inc., a shareholder of the Company, in May 2001; therefore Coqui.com is no longer a wholly owned subsidiary of the Company (see Note 1).

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

                     CONDENSED CONSOLIDATING BALANCE SHEETS
                               September 30, 2001
                                 (In thousands)

                                   (Unaudited)


                                                                 GUARANTOR     NON-GUARANTOR                       TOTAL
                                                   PARENT       SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                                -----------     ------------   -------------    ------------    ------------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                  $        --     $     9,915     $     2,059     $        --     $    11,974
     Intercompany accounts receivable             1,269,860         346,111             (64)     (1,615,907)             --
     Accounts receivable, net                            --         357,006           1,286              --         358,292
     Inventory and supplies, net                         --          26,787              --              --          26,787
     Prepaid expenses                                    --          28,515              21              --          28,536
                                                -----------     -----------     -----------     -----------     -----------
          Total current assets                    1,269,860         768,334           3,302      (1,615,907)        425,589
PROPERTY, PLANT AND EQUIPMENT, net                       --       1,581,729           4,652              --       1,586,381
INTANGIBLES, net                                         --         321,713          27,462              --         349,175
DEFERRED INCOME TAX                                      --         217,488              41              --         217,529
INVESTMENT IN SUBSIDIARIES                          594,962              --              --        (594,962)             --

OTHER ASSETS                                          8,852         107,148              --          (8,962)        107,038
                                                -----------     -----------     -----------     -----------     -----------
TOTAL ASSETS                                    $ 1,873,674     $ 2,996,412     $    35,457     $(2,219,831)    $ 2,685,712
                                                ===========     ===========     ===========     ===========     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
      Short-term debt                           $   430,125     $   430,218     $        --     $  (430,125)    $   430,218
      Intercompany accounts payable                 103,939         387,507              --        (491,446)             --
      Other current liabilities                      25,161         316,230           2,445              --         343,836
                                                -----------     -----------     -----------     -----------     -----------
          Total current liabilities                 559,225       1,133,955           2,445        (921,571)        774,054
LONG-TERM DEBT, excluding current portion           703,299         704,049              --        (703,299)        704,049
PENSION AND OTHER POST-EMPLOYMENT BENEFITS               --         474,521              --              --         474,521
OTHER NON-CURRENT LIABILITIES                         2,000         111,126              --              (1)        113,125
                                                -----------     -----------     -----------     -----------     -----------
          Total liabilities                       1,264,524       2,423,651           2,445      (1,624,871)      2,065,749
                                                -----------     -----------     -----------     -----------     -----------
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY             --              --              --          10,812          10,812
                                                -----------     -----------     -----------     -----------     -----------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
    Common stock, Additional Paid in Capital
      and Treasury Stock                            701,800         490,927          35,806        (526,732)        701,801
    Deferred ESOP compensation                      (27,383)             --              --              --         (27,383)
    Subscription receivable                        (107,898)             --              --              --        (107,898)
    Retained earnings (deficit)                      68,106         107,309          (2,794)       (104,515)         68,106
    Accumulated other comprehensive loss            (25,475)        (25,475)             --          25,475         (25,475)
                                                -----------     -----------     -----------     -----------     -----------
          Total shareholders' equity                609,150         572,761          33,012        (605,772)        609,151
                                                -----------     -----------     -----------     -----------     -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $ 1,873,674     $ 2,996,412     $    35,457     $(2,219,831)    $ 2,685,712
                                                ===========     ===========     ===========     ===========     ===========

                     CONDENSED CONSOLIDATING BALANCE SHEETS
                                December 31, 2000
                                 (In thousands)

                                   (Unaudited)


                                                               GUARANTOR     NON-GUARANTOR                       TOTAL
                                                 PARENT       SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                              -----------     ------------   -------------    ------------    ------------
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                $        --     $    29,950     $       884     $        --     $    30,834
     Intercompany accounts receivable           1,226,144         133,081             221      (1,359,446)             --
     Accounts receivable, net                          --         345,410              85              --         345,495
     Inventory and supplies, net                       --          28,471              --              --          28,471
     Prepaid expenses                                  --          10,484             322              --          10,806
                                              -----------     -----------     -----------     -----------     -----------
         Total current assets                   1,226,144         547,396           1,512      (1,359,446)        415,606
PROPERTY, PLANT AND EQUIPMENT, net                     --       1,651,950           5,232              --       1,657,182
INTANGIBLES, net                                       --         336,067          30,181              --         366,248
DEFERRED INCOME TAX                                    --         235,085              33              --         235,118
INVESTMENT IN SUBSIDIARIES                        496,696              --              --        (496,696)             --
OTHER ASSETS                                        6,531          92,647              --          (6,531)         92,647
                                              -----------     -----------     -----------     -----------     -----------
TOTAL ASSETS                                  $ 1,729,371     $ 2,863,145     $    36,958     $(1,862,673)    $ 2,766,801
                                              ===========     ===========     ===========     ===========     ===========


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
      Short-term debt                         $   167,000     $   167,244     $        --     $  (167,000)    $   167,244
      Intercompany accounts payable                54,529         144,454             294        (199,277)             --
      Other current liabilities                     8,375         432,937             965              --         442,277
                                              -----------     -----------     -----------     -----------     -----------
         Total current liabilities                229,904         744,635           1,259        (366,277)        609,521
LONG-TERM DEBT, excluding current portion         999,700       1,000,237              --        (999,700)      1,000,237
PENSION AND OTHER POST-EMPLOYMENT BENEFITS             --         556,157              --              --         556,157
OTHER NON-CURRENT LIABILITIES                       2,000         101,119              --              --         103,119
                                              -----------     -----------     -----------     -----------     -----------
          Total liabilities                     1,231,604       2,402,148           1,259      (1,365,977)      2,269,034
                                              -----------     -----------     -----------     -----------     -----------

SHAREHOLDERS' EQUITY:
    Common stock, Additional Paid in
      Capital and Treasury Stock                  700,220         490,927          38,106        (529,033)        700,220
    Deferred ESOP compensation                    (28,653)             --              --              --         (28,653)
    Subscription receivable                      (141,323)             --              --              --        (141,323)
    Retained earnings (deficit)                    (7,002)         (4,455)         (2,407)          6,862          (7,002)
    Accumulated other comprehensive loss          (25,475)        (25,475)             --          25,475         (25,475)
                                              -----------     -----------     -----------     -----------     -----------
          Total shareholders' equity              497,767         460,997          35,699        (496,696)        497,767
                                              -----------     -----------     -----------     -----------     -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $ 1,729,371     $ 2,863,145     $    36,958     $(1,862,673)    $ 2,766,801
                                              ===========     ===========     ===========     ===========     ===========

      CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                 For the three months ended September 30, 2001
                                 (In thousands)

                                   (Unaudited)

                                                               GUARANTOR     NON-GUARANTOR                       TOTAL
                                                 PARENT       SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                              -----------     ------------   -------------    ------------    ------------
REVENUES AND SALES:
  Local services                              $      --         $ 139,258      $   6,032       $  (2,933)       $ 142,357
  Long distance services                             --            48,750             --          (1,445)          47,305
  Access services                                    --            86,974             --          (2,618)          84,356
  Cellular services                                  --            48,844             --            (630)          48,214
  Paging services                                    --             3,271             --              (6)           3,265
  Directory and other services and sales             --            23,255             --          (3,340)          19,915
                                              ---------         ---------      ---------       ---------        ---------
        Total revenues and sales                     --           350,352          6,032         (10,972)         345,412
                                              ---------         ---------      ---------       ---------        ---------

OPERATING COSTS AND EXPENSES:
  Labor and benefits                                 --            95,008            358              --           95,366
  Other operating expenses                           --           115,739          3,863         (10,972)         108,630
  Early retirement provision                         --             5,400             --              --            5,400
  Depreciation and amortization                      --            65,480          1,495              --           66,975
                                              ---------         ---------      ---------       ---------        ---------
        Total operating costs and expenses           --           281,627          5,716         (10,972)         276,371
                                              ---------         ---------      ---------       ---------        ---------

OPERATING INCOME                                     --            68,725            316              --           69,041

OTHER INCOME (EXPENSE), net                      33,429           (16,165)             8         (33,301)         (16,029)
                                              ---------         ---------      ---------       ---------        ---------

INCOME BEFORE INCOME TAX                         33,429            52,560            324         (33,301)          53,012

INCOME TAX EXPENSE (BENEFIT)                        (26)           18,912            671              --           19,557
                                              ---------         ---------      ---------       ---------        ---------

NET INCOME (LOSS) AND COMPREHENSIVE INCOME    $  33,455         $  33,648      $    (347)      $ (33,301)       $  33,455
                                              =========         =========      =========       =========        =========

      CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                  For the three months ended September 30, 2000
                                 (In thousands)

                                   (Unaudited)

                                                               GUARANTOR     NON-GUARANTOR                       TOTAL
                                                 PARENT       SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                              -----------     ------------   -------------    ------------    ------------
REVENUES AND SALES:
  Local services                              $      --        $ 134,897       $   2,580       $    (863)      $ 136,614
  Long distance services                             --           43,937              --            (141)         43,796
  Access services                                    --          108,366              --          (3,450)        104,916
  Cellular services                                  --           36,524              --            (164)         36,360
  Paging services                                    --            8,085              --             (11)          8,074
  Directory and other services and sales             --           23,085              --          (5,802)         17,283
                                              ---------        ---------       ---------       ---------       ---------
        Total revenues and sales                     --          354,894           2,580         (10,431)        347,043
                                              ---------        ---------       ---------       ---------       ---------

OPERATING COSTS AND EXPENSES:
  Labor and benefits                                 --          105,603             234              --         105,837
  Other operating expenses                           --          118,927           1,874         (10,431)        110,370
  Depreciation and amortization                      --           72,553             995              --          73,548
                                              ---------        ---------       ---------       ---------       ---------
        Total operating costs and expenses           --          297,083           3,103         (10,431)        289,755
                                              ---------        ---------       ---------       ---------       ---------

OPERATING INCOME (LOSS)                              --           57,811            (523)             --          57,288

OTHER INCOME (EXPENSE), net                      24,135          (18,143)              5         (24,106)        (18,109)
                                              ---------        ---------       ---------       ---------       ---------

INCOME (LOSS) BEFORE INCOME TAX                  24,135           39,668            (518)        (24,106)         39,179

INCOME TAX EXPENSE                                   --           14,975              69              --          15,044
                                              ---------        ---------       ---------       ---------       ---------

NET INCOME (LOSS) AND COMPREHENSIVE INCOME    $  24,135        $  24,693       $    (587)      $ (24,106)      $  24,135
                                              =========        =========       =========       =========       =========

      CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                  For the nine months ended September 30, 2001
                                 (In thousands)

                                   (Unaudited)

                                                               GUARANTOR     NON-GUARANTOR                       TOTAL
                                                 PARENT       SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                              -----------     ------------   -------------    ------------    ------------
REVENUES AND SALES:
  Local services                              $        --     $   412,846     $    17,208     $    (4,929)    $   425,125
  Long distance services                               --         143,477              --          (1,618)        141,859
  Access services                                      --         273,947              --          (7,997)        265,950
  Cellular services                                    --         137,659              --          (1,603)        136,056
  Paging services                                      --          12,953              --              (8)         12,945
  Directory and other services and sales               --          83,393              --         (11,622)         71,771
                                              -----------     -----------     -----------     -----------     -----------
        Total revenues and sales                       --       1,064,275          17,208         (27,777)      1,053,706
                                              -----------     -----------     -----------     -----------     -----------

OPERATING COSTS AND EXPENSES:
  Labor and benefits                                   --         290,559             980              --         291,539
  Other operating expenses                         (5,034)        334,827          11,026         (27,777)        313,042
  Early retirement provision                           --          16,400              --              --          16,400
  Depreciation and amortization                        --         198,389           4,454              --         202,843
                                              -----------     -----------     -----------     -----------     -----------
        Total operating costs and expenses         (5,034)        840,175          16,460         (27,777)        823,824
                                              -----------     -----------     -----------     -----------     -----------

OPERATING INCOME                                    5,034         224,100             748              --         229,882

OTHER INCOME (EXPENSE), net                       111,487         (45,484)             26        (111,268)        (45,239)
                                              -----------     -----------     -----------     -----------     -----------

INCOME BEFORE INCOME TAX                          116,521         178,616             774        (111,268)        184,643

INCOME TAX EXPENSE (BENEFIT)                          278          66,851           1,271              --          68,400
                                              -----------     -----------     -----------     -----------     -----------

NET INCOME (LOSS) AND COMPREHENSIVE INCOME    $   116,243     $   111,765     $      (497)    $  (111,268)    $   116,243
                                              ===========     ===========     ===========     ===========     ===========

      CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                  For the nine months ended September 30, 2000
                                 (In thousands)

                                   (Unaudited)

                                                                   GUARANTOR     NON-GUARANTOR                       TOTAL
                                                      PARENT      SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                                   -----------    ------------   -------------    ------------    ------------
REVENUES AND SALES:
  Local services                                   $        --    $   405,999     $     7,676     $    (2,637)    $   411,038
  Long distance services                                    --        130,530              --            (614)        129,916
  Access services                                           --        300,165              --          (8,616)        291,549
  Cellular services                                         --        108,699              --            (588)        108,111
  Paging services                                           --         26,944              --             (37)         26,907
  Directory and other services and sales                    --         87,017              --         (20,084)         66,933
                                                   -----------    -----------     -----------     -----------     -----------
        Total revenues and sales                            --      1,059,354           7,676         (32,576)      1,034,454
                                                   -----------    -----------     -----------     -----------     -----------

OPERATING COSTS AND EXPENSES:
  Labor and benefits                                        --        300,663             813              --         301,476
  Other operating expenses                                  --        341,278           5,233         (32,576)        313,935
  Depreciation and amortization                             --        219,431           2,950              --         222,381
                                                   -----------    -----------     -----------     -----------     -----------
        Total operating costs and expenses                  --        861,372           8,996         (32,576)        837,792
                                                   -----------    -----------     -----------     -----------     -----------

OPERATING INCOME (LOSS)                                     --        197,982          (1,320)             --         196,662

OTHER INCOME (EXPENSE), net                             94,953        (58,206)             33         (94,924)        (58,144)
                                                   -----------    -----------     -----------     -----------     -----------

INCOME (LOSS) BEFORE INCOME TAX                         94,953        139,776          (1,287)        (94,924)        138,518

INCOME TAX EXPENSE                                          --         54,017             317              --          54,334
                                                   -----------    -----------     -----------     -----------     -----------

INCOME BEFORE CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE                                     94,953         85,759          (1,604)        (94,924)         84,184

CUMULATIVE EFFECT OF ACCOUNTING
  CHANGE, net of income tax provision of $6,885             --         10,769              --              --          10,769
                                                   -----------    -----------     -----------     -----------     -----------

NET INCOME (LOSS) AND COMPREHENSIVE INCOME         $    94,953    $    96,528     $    (1,604)    $   (94,924)    $    94,953
                                                   ===========    ===========     ===========     ===========     ===========

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  For the nine months ended September 30, 2001
                                 (In thousands)

                                   (Unaudited)


                                                                                GUARANTOR      NON-GUARANTOR     TOTAL
                                                                  PARENT       SUBSIDIARIES    SUBSIDIARIES    CONSOLIDATED
                                                                 ---------     ------------    -------------   ------------
CASH PROVIDED BY OPERATING ACTIVITIES                            $   2,332       $ 112,808       $   1,991       $ 117,131
                                                                 ---------       ---------       ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures, including removal costs                        --        (117,827)           (655)       (118,482)
   Net salvage on retirements                                           --           4,175            (161)          4,014
   Proceeds from sale of subsidiary stock                           16,367              --              --          16,367
                                                                 ---------       ---------       ---------       ---------
        Net cash provided by (used in) investing activities         16,367        (113,652)           (816)        (98,101)
                                                                 ---------       ---------       ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Capital contribution                                             40,000              --              --          40,000
   Net repayments of short-term debt, including
      capital leases                                               (36,817)             62              --         (36,755)
   Dividends paid                                                  (41,135)             --              --         (41,135)
   Borrowings/(repayments) intercompany loans                       19,253         (19,253)             --              --
                                                                 ---------       ---------       ---------       ---------
        Net cash used in financing activities                      (18,699)        (19,191)             --         (37,890)
                                                                 ---------       ---------       ---------       ---------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                                  --         (20,035)          1,175         (18,860)
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                                             --          29,950             884          30,834
                                                                 ---------       ---------       ---------       ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $      --       $   9,915       $   2,059       $  11,974
                                                                 =========       =========       =========       =========

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  For the nine months ended September 30, 2000
                                 (In thousands)

                                   (Unaudited)

                                                                                GUARANTOR      NON-GUARANTOR     TOTAL
                                                                  PARENT       SUBSIDIARIES    SUBSIDIARIES    CONSOLIDATED
                                                                 ---------     ------------    -------------   ------------
CASH PROVIDED BY OPERATING ACTIVITIES                            $    (388)      $ 331,710       $     387       $ 331,709
                                                                 ---------       ---------       ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures, including removal costs                        --        (126,693)           (947)       (127,640)
   Net salvage on retirements                                           --           5,245              --           5,245
                                                                 ---------       ---------       ---------       ---------
        Net cash used in investing activities                           --        (121,448)           (947)       (122,395)
                                                                 ---------       ---------       ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Capital contribution                                             40,000              --              --          40,000
   Net repayments of short-term debt, including
      capital leases                                              (225,960)             55              --        (225,905)
   Borrowings/(repayments) intercompany loans                      188,055        (188,055)             --              --
                                                                 ---------       ---------       ---------       ---------
        Net cash provided by (used in) financing activities          2,095        (188,000)             --        (185,905)
                                                                 ---------       ---------       ---------       ---------


NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                               1,707          22,262            (560)         23,409
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                                             --          44,247           1,235          45,482
                                                                 ---------       ---------       ---------       ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $   1,707       $  66,509       $     675       $  68,891
                                                                 =========       =========       =========       =========

17. CONTINGENCIES AND REGULATORY MATTERS

    The Company is a defendant in various legal matters arising in the ordinary course of business. The Company's management, after consultation with legal counsel responsible for such matters, believes that the resolution of these matters will not have a material adverse effect on the Company's financial position and results of operations. In connection with the privatization of the Company, the PRTA agreed to indemnify, defend and hold the Company harmless for specified litigation in excess of $50 million in the aggregate, including one environmental matter.

    The Company is regulated by the FCC for inter-state wireline services and by the Puerto Rico Telecommunications Board ("TRB") for intra-state wireline services. The Company is involved in administrative proceedings relating to access charge disputes with long distance carriers. Refer to Note 18 for further details.

18. SUBSEQUENT EVENT

    Intra-Island Long Distance Access Rate Dispute

    The Company has been engaged in administrative proceedings before the Puerto Rico Telecommunications Regulatory Board ("TRB") during the last several years regarding the access rates it charges to long distance carriers to originate and terminate intra-island long distance calls through the Company's network.

    The TRB issued an order on October 10th establishing new rates for intra-island access to be implemented through phased rate reductions over a three year period, and directing PRTC to refund certain amounts collected in past periods in excess of the new access rates established by the order.

    The prospective access rate reduction is based on a new cost methodology adopted in the order. The cost methodology is based upon forward-looking incremental costs. The TRB decided that no local loop costs should be recovered through access charges, but did not provide for the adjustment of other rates to recover the resulting revenue shortfall. The TRB order requires that over three years access rates (on a two-way basis) be reduced from the current level of 9.3 cents per minute to 2.2 cents per minute, beginning with a reduction to 6.9 cents per minute effective November 15, 2001. A further reduction, to 4.4 cents per minute will be effective on November 15, 2002, and the rate will go to 2.2 cents per minute beginning on November 15, 2003.

    The TRB order also requires PRTC to pay a $93 million refund to subscribers and long distance companies. Of the $93 million to be refunded, $70.5 million represents a refund to end-users determined by retroactively applying the 2.2 cents per minute access charge rate scheduled to become effective in November 2003 to all traffic exchanged from April 2000 to October 2001. The TRB also ordered an additional $23 million refund to long distance carriers for the-per line fees and carrier common line rates PRTC charged such carriers in prior periods.

    The Company filed a Motion for Reconsideration with the TRB on October 31, 2001, challenging the order on substantive and procedural grounds. The TRB accepted the Motion on November 7, 2001 and now has 90 days to issue a decision. Under the law of Puerto Rico, the implementation of the order is stayed pending reconsideration. The TRB's final order can be appealed to the Circuit Court of Puerto Rico.

    The Company's Motion argues, among other things: (1) that the TRB's order to refund rates previously collected is contrary to law and violates the Company's due process rights in numerous respects, including the use of the proposed 2003 rate to calculate the refund, (2) that the TRB made significant legal errors in establishing prospective access rates for intra-island traffic, and (3) that, contrary to law, the TRB failed to provide the Company with the authority to adjust other rates in order to recover the local loop costs it did not permit the Company to recover through access charges.

    At this preliminary stage in the reconsideration and appeals process it is too early to assess the probability of success in the reconsideration and appeals process. Management believes that the Company's Motion for Reconsideration is well founded and therefore a provision for the retroactive refund is not merited.

    Public Telephone Service Provider Dispute

    Telefonos Publicos de Puerto Rico, Inc. ("TPPR") the largest competitive provider of public pay phones in Puerto Rico, filed a suit in the U.S. District Court on November 8th, 2001, claiming predatory, exclusionary and anticompetitive acts and seeking damages of $75 million.

    The Company is currently analyzing the lawsuit. At this preliminary stage in the process it is too early to assess the probability of success with this lawsuit.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

         In this Form 10-Q, the Company has made forward-looking statements. These statements are based on Company estimates and assumptions and are subject to certain risks and uncertainties. Forward-looking statements include information concerning possible or assumed future results of operations, as well as those statements preceded or followed by the words "anticipates," "believes," "estimates," "expects," "hopes," "targets" or similar expressions.

         Future results could be affected by subsequent events and could differ materially from those expressed in the forward-looking statements. If future events and actual performance differ from the Company's assumptions, the actual results could vary significantly from the performance projected in the forward-looking statements.

         The following important factors could affect future results and could cause those results to differ materially from those expressed in the forward-looking statements: (1) materially adverse changes in economic conditions in Puerto Rico; (2) material changes in available technology; (3) the final resolution of regulatory initiatives and proceedings, including arbitration proceedings pertaining to, among other matters, the terms of interconnection, access charges, universal service, unbundled network elements and resale rates; (4) changes in our accounting assumptions that may be required by regulatory agencies, including the SEC, or that result from changes in the accounting rules or their application, which could result in an impact on earnings; and (5) the extent, timing, success and overall effects of competition from others in the Puerto Rico telecommunications service industry.

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

o Long distance services, including direct dial on-island and off-island, operator assisted calls, prepaid calling card and high-speed private line services;

o    Directory publishing rights services; and

o Telecommunication equipment sales and billing and collection services to competing long distance operators in Puerto Rico.

     The Wireless segment provides:

o    Cellular and paging services; and

o    Wireless equipment sales.

         The results of operations for the quarter and the nine months ended September 30, 2000, have been restated from amounts previously reported. The restated amounts reflect the cumulative effect of adopting Staff Accounting Bulletin No. 101 ("SAB 101") and a change in accounting for directory publishing revenues, effective January 1, 2000 (see Note 3 to the condensed consolidated financial statements). In addition, reclassifications of prior period's data have been made to conform to the 2001 presentation.

REVENUES

                                      THREE MONTHS ENDED SEPTEMBER 30,            NINE MONTHS ENDED SEPTEMBER 30,
                                 -----------------------------------------     -----------------------------------------
                                                              (RESTATED)                                 (RESTATED)
                                           2001                  2000                  2001                 2000
                                 ------------------     ------------------     ------------------     ------------------
                                            (DOLLARS IN MILLIONS)                        (DOLLARS IN MILLIONS)
WIRELINE:
Local                            $  142         41%     $  137         39%     $  425         40%     $  411         40%
Network Access                       84         24%        105         30%        266         25%        292         28%
Long Distance                        47         14%         44         13%        142         14%        130         13%
Directory and Other                  17          5%         13          4%         59          6%         57          5%
                                 ------     ------      ------     ------      ------     ------      ------     ------

   Total Wireline                   290         84%        299         86%        892         85%        890         86%
                                 ------     ------      ------     ------      ------     ------      ------     ------

WIRELESS:
Postpaid Cellular                    42         12%         31          9%        115         11%         91          9%
Prepaid Cellular                      6          2%          5          2%         21          2%         17          2%
Paging                                3          1%          8          2%         13          1%         27          2%
Wireless Equipment and Other          4          1%          4          1%         13          1%         10          1%
                                 ------     ------      ------     ------      ------     ------      ------     ------

  Total Wireless                     55         16%         48         14%        162         15%        145         14%
                                 ------     ------      ------     ------      ------     ------      ------     ------

  Revenues and Sales             $  345        100%     $  347        100%     $1,054        100%     $1,035        100%
                                 ======      =====      ======      =====      ======      =====      ======     ======


EXPENSES AND CHARGES

                                                      THREE MONTHS ENDED       NINE MONTHS ENDED
                                                           SEPTEMBER 30,          SEPTEMBER 30,
                                                     ---------------------    ---------------------
                                                                 (RESTATED)             (RESTATED)
                                                        2001        2000         2001      2000
                                                        -----    ----------     -----   ----------
                                                     (DOLLARS IN MILLIONS)    (DOLLARS IN MILLIONS)
WIRELINE:

Labor and benefits                                      $  87      $  95        $ 266      $ 275
Other operating expenses                                   73         81          214        229
                                                        -----      -----        -----      -----
   Total Wireline                                         160        176          480        504

WIRELESS:

Labor and benefits                                      $   8      $  11        $  26      $  27
Other operating expenses                                   36         30           99         86
                                                        -----      -----        -----      -----
   Total Wireless                                          44         41          125        113

OTHER:

Early retirement provision                              $   5      $  --        $  16      $  --
Depreciation and amortization                              67         73          203        222
Interest and others                                        17         19           47         60
Equity income in joint venture                             (1)        (1)          (2)        (2)
Income tax expense                                         20         15           69         54
Cumulative effect of accounting change - net of tax        --         --           --        (11)
                                                        -----      -----        -----      -----
Net income (loss)                                       $  33      $  24        $ 116      $  95
                                                        =====      =====        =====      =====


OPERATING DATA

                                                      THREE MONTHS ENDED      NINE MONTHS ENDED
                                                         SEPTEMBER 30,          SEPTEMBER 30,
                                                      ------------------      -----------------
                                                       2001       2000         2001       2000
                                                      ------     ------       ------     ------
Access Lines in Service (000's):
    Residential                                          968        968          968        968
    Business                                             308        309          308        309
                                                      ------     ------       ------     ------
Total                                                  1,276      1,277        1,276      1,277

On-island LD Minutes (millions)                          261        240          783        739
Off-island LD Minutes (millions)                          50         43          148        110

Cellular Customers (000's):
    Postpaid                                             206        202          206        202
    Prepaid                                              107        121          107        121
                                                      ------     ------       ------     ------
Total                                                    313        323          313        323

Postpaid Cellular Average Revenue per Unit (ARPU)     $   61     $   48       $   59     $   50

Paging Customers (000's)                                  61        150           61        150

Full-time Wireline Employees                           5,614      5,732        5,614      5,732
Full-time Wireless Employees                             706        660          706        660

QUARTER ENDED SEPTEMBER 30, 2001 COMPARED WITH QUARTER ENDED SEPTEMBER 30, 2000

     REVENUES AND SALES. Revenues for the quarter ended September 30, 2001 decreased $2 million, or 1%, to $345 million from $347 million for the same period in 2000.

    WIRELINE:

         Wireline revenues include local service, network access, long distance, directory revenues and other services. Wireline revenues for the quarter ended September 30, 2001 decreased $9 million, or 3%, to $290 million from $299 million for the same period in 2000.

         Local service revenues include basic voice, telephone and telecommunications equipment rental, value-added services, high-speed private line services, Internet access, and public phone service. Local service revenues for the quarter ended September 30, 2001 increased $5 million, or 4%, to $142 million from $137 million for the comparable 2000 period despite a decrease of one thousand business access lines and no change in residential access lines. The increase resulted primarily from higher business measured service revenues of $4 million, high-speed private line revenues of $3 million, and basic rent revenues of $1 million, offset in part by a decrease in public phone service revenues of $2 million. The increase in business measured service revenues was due to $4 million of billing credits processed during the third quarter of 2000.

         The waiting list for basic service decreased to 7,300 at September 30, 2001, compared to 20,900 at September 30, 2000. The decrease in the waiting list with no change in residential access lines from September 2000 to September 2001 reflects a softening economy. The increase in basic rent service is due to residential access line shifts towards higher-priced flat rate service caused by increased Internet usage. Increases in high-speed private lines to business reflect a strong demand for this service. The decrease in public phone service is caused by an 18% reduction in the number of public phones compared to the same 2000 period as the installed base is rationalized for cost efficiencies.

         Network access revenues include services provided to long distance carriers, competitive local exchange carriers, and cellular and paging operators to originate and terminate calls on our network. Network access revenues for the quarter ended September 30, 2001 decreased $21 million, or 20%, to $84 million compared to $105 million for the comparable 2000 period. The decrease was due to lower off-island access revenues of $13 million, caused by lower competitive access volumes, lower access rates, and lower NECA long-term support subsidies. Also, the decrease was due to lower interstate high cost fund subsidies of $8 million reflecting a phasing out of this subsidy.

         Long distance revenues include direct dial on-island and off-island, operator-assisted calls, prepaid calling card and on-island private line revenues. Long distance revenues increased $3 million, or 7%, to $47 million for the quarter ended September 30, 2001 from $44 million for the same period in 2000. The increase was due to increases in intra-island long distance revenues of $3 million, long distance private lines revenues of $1 million, and off-island long distance revenues of $1 million, offset in part by a decrease in operator service revenues of $2 million. We continued to recapture a portion of the intra-island long distance market and continue to increase our share of the off-island long distance market.

         Directory and other revenues include directory publishing rights, telecommunication equipment and billing and collection services to competitor long distance operators. Directory and other revenues for the quarter ended September 30, 2001 increased $4 million, or 31%, to $17 million, from $13 million for the quarter ended September 30, 2000, due mainly to an increase in equipment sales revenues of $3 million and other service revenues of $1 million.

    WIRELESS:

         Revenues from cellular and paging services and related equipment sales for the quarter ended September 30, 2001 increased $7 million, or 15%, to $55 million from $48 million in the comparable 2000 period. Cellular service revenues increased $12 million, or 33%, as a result of higher combined ARPU of $8 and the addition of 4,000 postpaid customers versus the same period last year. Postpaid cellular ARPU of $61 increased by $13 due to higher customer usage.

         Paging revenues declined $5 million, or 63%, to $3 million for the quarter ended September 30, 2001 from $8 million for the same period in 2000. The decrease was related to a reduction of approximately 89,000 customers due to the migration of customers to prepaid cellular and postpaid cellular plans with free incoming minutes.

         Wireless equipment sales revenues remained constant for the quarter ended September 30, 2001, as compared to the same 2000 period at $4 million.

         OPERATING COSTS AND EXPENSES. Operating costs and expenses for the quarter ended September 30, 2001 decreased $13 million, or 6%, to $204 million from the $217 million reported for the comparable 2000 period.

    WIRELINE:

         Wireline expenses for the quarter ended September 30, 2001 decreased $16 million, or 9%, to $160 million from the $176 million incurred for the comparable period in 2000.

         Labor and benefit expenses decreased $8 million, or 8%, to $87 million from $95 million for the comparable 2000 period, mainly due to a decrease in salaries and overtime expenses of $3 million and $4 million, respectively. Lower salaries are due to a decrease of 118 full-time employees, compared to the same 2000 period. Lower overtime expenses reflect the result of cost containment measures.

         Other operating expenses of $73 million for the quarter ended September 30, 2001 decreased $8 million, or 10%, as compared to the same period in 2000. The decrease is primarily due to lower operating tax provisions of $4 million, access charges of $4 million and $4 million gain from the sale of assets. The decrease was offset in part by an increase in the provision for bad debt of $4 million.

    WIRELESS:

         Wireless expenses for the quarter ended September 30, 2001, increased $3 million, or 7%, to $44 million from the $41 million reported for the comparable 2000 period.

         Labor and benefit expenses decreased $3 million, or 27%, to $8 million from $11 million reported in the same 2000 period. The decrease is due to lower salaries and temporary employee expenses of approximately $2 million reflecting cost containment measures.

         Other operating expenses increased $6 million, or 20%, to $36 million from the $30 million reported for the comparable 2000 period. The increase was due to an increase of $5 million in the provision for bad debt, higher costs from equipment sales of $3 million and increased network management fees of $2 million. This increase was offset by lower commission expense of $4 million. Higher equipment costs and lower commission expense reflect a change in the structure of compensating agents for prepaid service, together with shifting more postpaid selling from agents to the internal sales force.

         EARLY RETIREMENT PROVISION. An early retirement program was offered to eligible disabled employees during the third quarter. As a result of this early retirement program, a $5 million provision was recorded based on 29 employee acceptances.

         DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense of $67 million for the quarter ended September 30, 2001 was $6 million lower than for the comparable 2000 period. The decrease is related to a change in useful lives, offset in part by an increase in gross property, plant, and equipment.

         The composite rate for outside plant was revised, effective January 1, 2001, resulting in an increase in the useful life of the remaining balance of assets from 5.7 to 7.2 years. This reflects our change in network modernization plans, the current economic environment and its impact on competition and a high level analysis of lives used by other telephone companies. We had recently begun to deploy Digital Subscriber Line ("DSL") service to residential and business customers. This is a marked change in the modernization strategy that underlies our life estimates. Previously, we expected to deploy high-speed broadband services via optical cable with limited or no DSL deployment. Since then, the continuing high cost and technology hurdles of a fiber solution have made DSL an attractive solution.

         We now anticipate DSL will meet initial demands for broadband services and extend the relatively short remaining life of metallic cable. In addition, the current economic slow down limits the emergence of competition. We also reviewed the lives used by other telephone companies and believe that industry practice warrants a slight adjustment in our lives.

         The composite rate for transmission equipment was reduced to reflect the faster technological obsolescence of this equipment. The composite rate for other equipment was increased primarily due to recently capitalized software for a new wireless billing system involving approximately $30 million, which has a five-year useful life.

         These changes resulted in a decrease in depreciation expense of $7 million for the third quarter of 2001.

         INTEREST EXPENSE. Interest expense of $17 million for the quarter ended September 30, 2001 was $2 million lower than the comparable 2000 period due to lower debt balances and interest rates on the Company's bank notes, lines of credit and commercial paper. Balances decreased from $269 million at September 30, 2000 to $130 million at September 30, 2001. Average interest rates on the Company's short-term debt decreased from approximately 7% for the quarter ended September 30, 2000 to 4% for the comparable 2001 period.

         EQUITY INCOME FROM JOINT VENTURE. Earnings of $1 million were generated from our approximate 25% interest in Verizon Information Services, Inc. (formerly AXESA), the largest yellow page publishing company in Puerto Rico.

         INCOME TAXES. A $20 million tax provision for the third quarter of 2001 reflects a 37% effective tax rate. The difference between the effective tax rate and the 39% statutory tax rate is primarily due to permanent differences related to interest accretion on the government subscription receivable, which is a capital contribution, and exempt equity income from our investment in the joint venture.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2000

    REVENUES AND SALES. Revenues for the nine months ended September 30, 2001 increased $19 million, or 2%, to $1,054 million from $1,035 million for the same period in 2000.

    WIRELINE:

         Wireline revenues include local service, network access, long distance, directory revenues and other services. Wireline revenues for the nine months ended September 30, 2001 increased $2 million, to $892 million from $890 million for the same period in 2000.

         Local service revenues include basic voice, telephone and telecommunications equipment rental, value-added services, high-speed private line services, Internet access, and public phone service. Local service revenues for the nine months ended September 30, 2001 increased $14 million, or 3%, to $425 million from $411 million for the comparable 2000 period. The increase resulted primarily from increases in revenues from high-speed private lines of $6 million, Internet access revenues of $4 million, value-added service revenues of $3 million and deferred activation and installation revenues of $2 million. This increase was offset in part by a decrease in public phone service revenues of $2 million.

         The waiting list for basic service decreased to 7,300 at September 30, 2001, compared to 20,900 at September 30, 2000. The decrease in the waiting list with no change in residential access lines from September 2000 to September 2001 reflects a softening economy. Increases in high-speed private lines to business and Internet access to consumers reflect an increase in demand for this service during the nine-month period. Increases in value-added service revenues reflect successful bundling programs, which involve long distance and Internet access. The increase in Internet access is directly related to an increase in customers of approximately 39,000, or 39%, to 138,000, as compared to the same 2000 period. The decrease in public phone service is caused by an 18% reduction in the number of public phones compared to the same 2000 period as the installed base is rationalized for cost efficiencies.

         Network access revenues include services provided to long distance carriers, competitive local exchange carriers, and cellular and paging operators to originate and terminate calls on our network. Network access revenues for the nine months ended September 30, 2001 decreased $26 million, or 9%, to $266 million compared to $292 million for the comparable 2000 period. The decrease was due to lower off-island access revenues of $21 million, caused by lower competitive access volumes, lower access rates, and lower NECA long-term support subsidies. Also, the decrease was due to lower interstate high cost fund subsidies of $10 million reflecting a phasing out of this subsidy. The decrease was offset in part by higher intra-island access revenues of $4 million from long distance and cellular carriers relating to higher access volumes.

         Long distance revenues include direct dial on-island and off-island, operator-assisted calls, prepaid calling card and on-island private line revenues. Long distance revenues increased $12 million, or 9%, to $142 million for the nine months ended September 30, 2001 from $130 million for the same period in 2000. The increase was due to increases in intra-island long distance revenues of $7 million, long distance private line revenues of $4 million and off-island long distance revenues of $4 million. This increase was offset by a decrease in operator service revenues of $4 million. We continued to recapture a portion of the intra-island long distance market and continue to increase our share of the off-island long distance market.

         Directory and other revenues include directory publishing rights, telecommunication equipment and billing and collection services to competitor long distance operators. Directory and other revenues for the nine months ended September 30, 2001 increased $2 million, or 4%, to $59 million, from $57 million for the nine months ended September 30, 2000, due mainly to an increase of $4 million in equipment sales revenues, offset by a decrease of $2 million for billing and collecting service revenues.

    WIRELESS:

         Revenues from cellular and paging services and related equipment sales for the nine months ended September 30, 2001 increased $17 million, or 12%, to $162 million from $145 million in the comparable 2000 period. Cellular service revenues increased $28 million, or 26%, as a result of higher combined ARPU of $6 and an increase in postpaid customers of approximately 4,000 versus the same period last year. Postpaid cellular ARPU of $59 increased by $9 as a result of higher customer usage.

         Paging revenues declined $14 million, or 52%, to $13 million for the nine months ended September 30, 2001 from $27 million for the same period in 2000. The decrease was related to a reduction of approximately 89,000 customers due to the migration of customers to prepaid cellular and postpaid cellular plans with free incoming minutes.

         Wireless equipment sales increased $3 million due to higher cellular gross additions.

         OPERATING COSTS AND EXPENSES. Operating costs and expenses for the nine months ended September 30, 2001 decreased $12 million, or 2%, to $605 million from the $617 million reported for the comparable 2000 period.

    WIRELINE:

         Wireline expenses for the nine months ended September 30, 2001 decreased $24 million, or 5%, to $480 million from the $504 million incurred for the comparable period in 2000.

         Labor and benefit expenses decreased $9 million, or 3%, to $266 million from $275 million in 2000, mainly due to decreases in overtime and vacation expenses of $17 million offset in part by an increase in salaries and contract work expenses of $4 million and $5 million, respectively. The net expense reduction reflects the results of cost containment measures.

         Other operating expenses of $214 million for the nine months ended September 30, 2001, decreased $15 million, or 7%, as compared to the same period in 2000. The decrease is primarily due to lower operating tax provisions of $8 million, lower management fees and royalties of $7 million, and a $5 million gain on the sale of a 33% interest in Coqui.com to Popular, Inc., a shareholder of the Company. This decrease was partially offset by higher access charges of $3 million and an increase in the provision for bad debt of $3 million.

    WIRELESS:

         Wireless expenses for the nine months ended September 30, 2001, increased $12 million, or 11%, to $125 million from the $113 million reported for the comparable 2000 period.

         Labor and benefit expenses decreased $1 million, or 4%, to $26 million from $27 million reported in the same 2000 period. The decrease is due to lower temporary employees and contractor expenses of approximately $2 million, offset by higher salary expenses of $1 million due to an increase in full-time employees.

         Other operating expenses increased $13 million, or 15%, to $99 million from the $86 million reported for the comparable 2000 period. The increase was due to higher costs from equipment sales of $17 million, an increase in network management fees of $3 million and an increase in cellular roaming charges of $2 million, offset in part by decreases in commission expense of $8 million and advertising expenses of $1 million. Higher equipment costs and lower commission expense reflect a change in the structure of compensating agents for prepaid service together with shifting more postpaid selling from agents to the internal sales force.

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

         During the first quarter of 2001, a combined early retirement and voluntary separation program was offered to approximately 200 non-union employees. Those eligible to retire received a credit for three years additional service and three years of additional age, a separation bonus based on years of service, which averaged eight months of salary, and were immediately eligible for retiree medical benefits. Those not eligible to retire received the separation bonus. A $7 million provision was recorded in the second quarter of 2001 based on 19 early retirement and 52 voluntary acceptances in April 2001.

         An early retirement program was offered to eligible disabled employees during the third quarter. As a result of this early retirement program, a $5 million provision was recorded during the third quarter of 2001 based on 29 employee acceptances during this period.

         A total provision of $16 million has been recorded related to early retirement and voluntary separation programs for the nine months ended September 30, 2001 involving 113 employees.

         DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense of $203 million for the nine months ended September 30, 2001 was $19 million lower than for the comparable 2000 period. The decrease is related to a change in useful lives, offset in part by an increase in gross property, plant, and equipment.

         The composite rate for outside plant was revised, effective January 1, 2001, resulting in an increase in the useful life of the remaining balance of assets from 5.7 to 7.2 years. This reflects our change in network modernization plans, the current economic environment and its impact on competition and a high level analysis of lives used by other telephone companies. We had recently begun to deploy Digital Subscriber Line ("DSL") service to residential and business customers. This is a marked change in the modernization strategy that underlies our life estimates. Previously, we expected to deploy high-speed broadband services via optical cable with limited or no DSL deployment. Since then, the continuing high cost and technology hurdles of a fiber solution have made DSL an attractive solution.

         We now anticipate DSL will meet initial demands for broadband services and extend the relatively short remaining life of metallic cable. In addition, the current economic slow down limits the emergence of competition. We also reviewed the lives used by other telephone companies and believe that industry practice warrants a slight adjustment in our lives.

         The composite rate for transmission equipment was reduced to reflect the faster technological obsolescence of this equipment. The composite rate for other equipment was increased primarily due to recently capitalized software for a new wireless billing system involving approximately $30 million, which has a five-year useful life.

         These changes resulted in a decrease in depreciation expense of $7 million for the third quarter of 2001.

         INTEREST EXPENSE. Interest expense of $47 million for the nine months ended September 30, 2001 was $13 million lower than the comparable 2000 period due to lower debt balances and interest rates on the Company's bank notes, lines of credit and commercial paper. Balances decreased from $269 million at September 30, 2000 to $130 million at September 30, 2001. Average interest rates on the Company's short-term debt decreased from approximately 7% for the nine months period ended September 30, 2000 to 5% for the same period in 2001.

         EQUITY INCOME FROM JOINT VENTURE. Earnings of $2 million were generated from our approximate 25% interest in Verizon Information Services, Inc. (formerly AXESA), the largest yellow page publishing company in Puerto Rico.

         INCOME TAXES. A $69 million tax provision for the nine months period ended September 30, 2001 reflects a 37% effective tax rate. The difference between the effective tax rate and the 39% statutory tax rate is primarily due to permanent differences related to interest accretion on the government subscription receivable, which is a capital contribution, exempt equity income and the gain on the sale of a 33% interest in Coqui.com, which has capital gains treatment.

         CUMULATIVE EFFECT OF ACCOUNTING CHANGE. The Company changed its method of accounting for directory publishing revenues from the amortization to the publication method, effective January 1, 2000. Under the amortization method revenues were recognized and amortized over the life of the directory, which is generally one year. Under the publication method, revenues are recognized when a directory is published and substantially delivered. The change was made to more accurately reflect the directory publishing cycle. The new method also conforms to revenue recognition practices in the telecommunications and publishing industries. Results for the nine months ended September 30, 2000 include the initial impact of applying this accounting charge recorded as a cumulative effect of an accounting change of $11 million after-tax in the first quarter of 2000.

         The SEC issued SAB 101 effective for fiscal years beginning after December 15, 1999. The Company previously recognized service activation and installation fees and related costs at the time of service initiation. Based on SAB 101, the Company began deferring revenues and related costs associated with activation and installation services over the life of the customer relationship. Costs are deferred only to the extent that revenue is deferred.

         The effect of adopting SAB 101 resulted in deferring $34 million in activation and installation revenues and costs prior to January 1, 2000 and amortizing them over 5 years for wireline and 3 years for wireless. Because an equal amount of revenue and expense was deferred, there was no impact on net income as a result of the accounting change. This resulted in reducing net revenues and expenses net of amortization for the nine months ended September 30, 2000 by $16 million. In accordance with SAB 101, the Company restated its quarterly information for 2000.

LIQUIDITY AND CAPITAL RESOURCES

CONSOLIDATED FINANCIAL CONDITION

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2000


                                     NINE MONTHS ENDED
                                        SEPTEMBER 30,
                               ----------------------------
                                2001       2000      CHANGE
                               -----      -----      ------
                                    (DOLLARS IN MILLIONS)
Cash flows from (used in):
    Operations                 $ 117      $ 332      $(215)
    Investing                    (98)      (122)        24
    Financing                    (38)      (186)       148


DECREASE IN CASH AND CASH EQUIVALENTS

         The Company believes that cash from operations is sufficient to meet working capital needs. While current liabilities exceeded current assets at September 30, 2001, we believe our sources of funds, primarily from operations and to the extent necessary, from readily available external financing arrangements, are sufficient to meet ongoing operating and investing requirements. We expect that presently foreseeable capital requirements will continue to be financed through internally generated funds.

         Current liabilities exceeded current assets at September 30, 2001 by $348 million mainly due to higher working capital requirements and borrowings under a short-term working capital facility, the proceeds of which were used for the repayment of our bank debt. Short-term debt includes commercial paper of $130 million and $300 million of our senior notes, which mature in May 2002.

OPERATIONS

         Cash from operations continued to be our primary source of funds. The decrease in cash from operations of $215 million for the nine months ended September 30, 2001 compared to the same period in 2000 is due to higher disbursements, working capital requirements, and lower depreciation and amortization expenses, partially offset by improved results of operations.

         Higher disbursements are related to $86 million in management fees and royalties applicable to the March 2, 1999 through December 31, 2000 period which were paid in 2001 under a deferral agreement with Verizon. Current year management fees and royalties amounted to $23 million. The Company also became a cash taxpayer for the first time during the first quarter of 2001 resulting in $52 million in cash taxes of which $32 million pertained to prior years.

         In addition, pension plan payments increased $65 million reflecting higher ERISA funding requirements of $25 million and a voluntary decision to increase contributions by $40 million to the high-end of the ERISA minimum requirement based on the projected return on the plan versus borrowing costs and to reduce pension benefit guarantee insurance expenses. The Company funds up to the ERISA minimum, as this is the maximum tax-deductible amount under a ruling granted by the Puerto Rico Treasury Department. Higher funding requirements reflect the need to fund the early retirement programs of recent years. Full year 2001 pension contributions are estimated at $150 million.

INVESTING

         Net cash used in investing activities for the nine months ended September 30, 2001 was $98 million compared to $122 million for the same period in 2000. We expect that our capital expenditure program for 2001 will range from $220 million to $230 million, and that it will be primarily financed from internally generated funds.

         We have publicly committed to spend $1 billion on capital expenditures from 1999 through 2003, principally to expand and enhance our networks. For the period from March 2, 1999 through September 30, 2001, we have invested approximately $578 million in capital expenditures to improve our infrastructure and to expand and enhance our networks.

         A 33% interest in Coqui.com was sold to Popular Inc., a shareholder of the Company, on May 14, 2001 for $16 million.

FINANCING

         Debt reduction for 2001 was $37 million. Borrowings under bank loans, working capital facilities and commercial paper decreased from $167 million at December 31, 2000 to $130 million at September 30, 2001. We expect to refinance the $300 million senior notes maturing in May 2002 through commercial paper, bank loans or fixed rate senior notes.

         A $23 million dividend applicable to second quarter 2001 net income was paid in September 2001. Prior to that, an $18 million dividend applicable to first quarter 2001 net income was paid in June 2001. The shareholders agreement calls for dividends equal to at least 50% of net income, payable quarterly to the extent funds are legally available therefor.

         The second installment of $40 million was received from the PRTA on March 2, 2001 relating to funding a portion of the underfunded pension and other post-employment benefit obligations.

RECENT ACCOUNTING PRONOUNCEMENTS

BUSINESS COMBINATIONS AND ACCOUNTING FOR GOODWILL AND OTHER INTANGIBLES

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141, which applies to business combinations occurring after June 30, 2001, requires that the purchase method of accounting be used and includes guidance on the initial recognition and measurement of goodwill and other intangible assets acquired in the combination. The adoption of SFAS No. 141 did not have a material effect on the Company's financial statements.

         SFAS No. 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under certain conditions) for impairment in accordance with this statement. This impairment test uses a fair value approach rather than the undiscounted cash flows approach previously required by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The new statement also applies to goodwill and indefinite-lived intangible assets of investments accounted for under the equity method of accounting. Intangible assets that do not have indefinite lives will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The discontinuation of amortizing goodwill will result in reducing annual depreciation and amortization expense by approximately $7 million for 2002. We are required to adopt SFAS No. 142 effective January 1, 2002. We are currently evaluating our intangible assets to determine the impact, if any, the adoption of SFAS No. 142 will have on our results of operations or financial position.

ASSET RETIREMENT OBLIGATIONS

         In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This standard provides the accounting for the cost of legal obligations associated with the retirement of long-lived assets. SFAS No. 143 requires that companies recognize the fair value of a liability for asset retirement obligations in the period in which the obligations are incurred and capitalize that amount as a part of the book value of the long-lived asset. That cost is then depreciated over the remaining life of the underlying long-lived asset. We are required to adopt SFAS No. 143 effective January 1, 2003. We are currently evaluating the impact, if any, this new standard will have on our future results of operations or financial position.

ACCOUNTING FOR IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS

         In August 2001, the FASB issued SFAS No. 144. This standard supersedes SFAS No. 121 and the provisions of Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" with regard to reporting the effects of a disposal of a segment of a business. SFAS No. 144 establishes a single accounting model for assets to be disposed of by sale and addresses several SFAS No. 121 implementation issues. We are required to adopt SFAS No. 144 effective January 1, 2002. We do not expect the impact of the adoption of SFAS No. 144 to have a material effect on our results of operations or financial position.

REGULATORY MATTERS

INTRA-ISLAND LONG DISTANCE ACCESS RATE DISPUTE

         The Company has been engaged in administrative proceedings before the Puerto Rico Telecommunications Regulatory Board ("TRB") during the last several years regarding the access rates it charges to long distance carriers to originate and terminate intra-island long distance calls through the Company's network.

         The TRB issued an order on October 10th establishing new rates for intra-island access to be implemented through phased rate reductions over a three year period, and directing PRTC to refund certain amounts collected in past periods in excess of the new access rates established by the order.

         The prospective access rate reduction is based on a new cost methodology adopted in the order. The cost methodology is based upon forward-looking incremental costs. The TRB decided that no local loop costs should be recovered through access charges, but did not provide for the adjustment of other rates to recover the resulting revenue shortfall. The TRB order requires that over three years access rates (on a two-way basis) be reduced from the current level of 9.3 cents per minute to 2.2 cents per minute, beginning with a reduction to 6.9 cents per minute effective November 15, 2001. A further reduction, to 4.4 cents per minute will be effective on November 15, 2002, and the rate will go to 2.2 cents per minute beginning on November 15, 2003.

         The TRB order also requires PRTC to pay a $93 million refund to subscribers and long distance companies. Of the $93 million to be refunded, $70.5 million represents a refund to end-users determined by retroactively applying the 2.2 cents per minute access charge rate scheduled to become effective in November 2003 to all traffic exchanged from April 2000 to October 2001. The TRB also ordered an additional $23 million refund to long distance carriers for the-per line fees and carrier common line rates PRTC charged such carriers in prior periods.

         The Company filed a Motion for Reconsideration with the TRB on October 31, 2001, challenging the order on substantive and procedural grounds. The TRB accepted the Motion on November 7, 2001 and now has 90 days to issue a decision. Under the law of Puerto Rico, the implementation of the order is stayed pending reconsideration. The TRB's final order can be appealed to the Circuit Court of Puerto Rico.

         The Company's Motion argues, among other things: (1) that the TRB's order to refund rates previously collected is contrary to law and violates the Company's due process rights in numerous respects, including the use of the proposed 2003 rate to calculate the refund, (2) that the TRB made significant legal errors in establishing prospective access rates for intra-island traffic, and (3) that, contrary to law, the TRB failed to provide the Company with the authority to adjust other rates in order to recover the local loop costs it did not permit the Company to recover through access charges.

         At this preliminary stage in the reconsideration and appeals process it is too early to assess the probability of success in the reconsideration and appeals process. Management believes that the Company's Motion for Reconsideration is well founded and therefore a provision for the retroactive refund is not merited.


PUBLIC TELEPHONE SERVICE PROVIDER DISPUTE

         Telefonos Publicos de Puerto Rico, Inc. ("TPPR") the largest competitive provider of public pay phones in Puerto Rico, filed a suit in the U.S. District Court on November 8th, 2001, claiming predatory, exclusionary and anticompetitive acts and seeking damages of $75 million.

         We are analyzing the lawsuit. At this preliminary stage in the process it is too early to assess the probability of success with this lawsuit.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE SENSITIVITY

     We are exposed to market risk in the normal course of business, resulting primarily from interest rate changes on our senior notes and interest rate swap agreements.

     The following table summarizes the fair value of our senior notes and interest rate swap at September 30, 2001 and December 31, 2000. The table also provides a sensitivity analysis of the estimated fair values of these financial instruments assuming a 100 basis point increase or decrease in the yield curve. Our sensitivity analysis did not include the fair values of our floating-rate debt since it is not significantly affected by changes in market interest rates.


                                        FAIR VALUE AT    FAIR VALUE AT
                                          100 BASIS        100 BASIS
                          FAIR VALUE    POINT INCREASE   POINT DECREASE
                          ----------    --------------   --------------
                                       (In thousands)
September 30, 2001:

   Senior Notes           $1,016,680     $  981,790      $1,053,642
   Interest Rate Swap          3,541         (2,478)          9,859
                          ----------     ----------      ----------
      Total               $1,020,221     $  979,312      $1,063,501
                          ==========     ==========      ==========

December 31, 2000:

   Senior Notes           $  971,691     $  934,010      $1,011,780
   Interest Rate Swap             --             --              --
                          ----------     ----------      ----------
      Total               $  971,691     $  934,010      $1,011,780
                          ==========     ==========      ==========

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company is a defendant in various legal matters arising in the ordinary course of business. We, after consultation with legal counsel responsible for these matters, believe that the resolution of these matters will not have a material adverse effect on the Company's financial position and results of operations. In connection with the privatization of the Company, the PRTA agreed to indemnify, defend and hold the Company harmless for specified litigation in excess of $50 million in the aggregate, including one environmental matter.

         We are regulated by the FCC for inter-state wireline services and by the Telecommunications Regulatory Board ("TRB") for intra-state wireline services. We are involved in administrative proceedings relating to access charge disputes with long distance carriers. Refer to Regulatory Matters section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a more detailed description of these proceedings.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 5.  OTHER INFORMATION

         Appointment of Chief Financial Officer

         Mr. W. Jack Reagan was appointed as Vice President Finance and Chief Financial Officer of the Company in September 2001. Mr. Reagan has over 15 years of experience with Verizon/GTE. Prior to joining the Company, Mr. Reagan was Vice President and Treasurer at Genuity Inc. He also served as Vice President of Equity Research at Legg Mason Wood Walker. Mr. Reagan holds a bachelors degree in Mathematics from the University of Michigan and a masters degree in Finance and Economics from Columbia University.

         Third Amendment to the Company's Five-Year Revolving Credit Agreement

         On August 3, 2001 the Company amended its five-year revolving credit facility essentially to increase the threshold at which a subsidiary of the Company, other than PRTC or CT, is required to become a guarantor of the Company's obligations under the facility. Prior to this amendment any subsidiary with assets in excess of $30 million was required to become a guarantor under the facility. Pursuant to the amendment only those subsidiaries of the Company with assets in excess of 5% of the consolidated assets of the Company are required to guarantee the facility. For additional information regarding this matter see the Third Letter Amendment to the Five-Year Credit Agreement, which is included as Exhibit 10.26 to this quarterly report.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a) Exhibits required by Item 601 of Regulation S-K.

         10) Material Contracts

                  .26) Third Letter Amendment, dated August 3, 2001, to the Five-Year Credit Agreement with Citibank, N.A. dated as of March 2, 1999.

                  .27) ISDA Master Agreement, dated August 29, 2001, by and among Telecomunicaciones de Puerto Rico, Inc., as the Counterparty, Puerto Rico Telephone Company and Celulares Telefonica, Inc., as Guarantors, and Bank of America, N.A., as the Bank.

                  .28) ISDA Master Agreement, dated August 29, 2001, by and among Telecomunicaciones de Puerto Rico, Inc., as the Counterparty, Puerto Rico Telephone Company and Celulares Telefonica, Inc., as Guarantors, and Citibank, N.A., as the Bank.

         See Exhibit Index.

   b) Reports on Form 8-K were filed during the quarter ended September 30, 2001:

         A current report on Form 8-K, dated August 28, 2001, was filed regarding our change of certifying independent accountants.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         TELECOMUNICACIONES DE PUERTO RICO, INC.


                                       By:    /s/ JON E. SLATER
                                           ----------------------------------
                                           Name:  Jon E. Slater
                                           Title: Chief Executive Officer
                                           Date:  November 14, 2001


                                       By:    /s/ W. J. REAGAN
                                           ----------------------------------
                                           Name:  W. J. Reagan
                                           Title: Chief Financial Officer
                                           Date:  November 14, 2001


                                       By:    /s/ ROBERT P. HUBERTY
                                           ----------------------------------
                                           Name:  Robert P. Huberty
                                           Title: Chief Accounting Officer
                                           Date:  November 14, 2001

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

  EXHIBIT
  NUMBER                             DESCRIPTION
  -------                            -----------
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

  EXHIBIT
  NUMBER                             DESCRIPTION
  -------                            -----------
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

   10.23 $50,000,000 working capital revolving credit agreement dated as of June 28, 2001, among Telecomunicaciones de Puerto Rico, Inc., as Borrower, Puerto Rico Telephone Company, Inc., and Celulares
               Telefonica, Inc., as Guarantors, and Banco Bilbao Vizcaya
               Argentaria S.A. and Banco Bilbao Vizcaya Puerto Rico, as Lenders.
               (Incorporated by reference to Exhibit 10.23 of the Company's
               Quarterly Report on Form 10-Q for the period ended June 30, 2001
               (File 333-85503)).

   10.24 $50,000,000 working capital revolving credit agreement dated as of June 28, 2001, among Telecomunicaciones de Puerto Rico, Inc., as Borrower, Puerto Rico Telephone Company, Inc. and Celulares
               Telefonica, Inc., as Guarantors, and Banco Popular de Puerto
               Rico, as Lender and Administrative Agent. (Incorporated by reference to Exhibit 10.24 of the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2001 (File 333-85503)).

   10.25 Letter Amendment, to the March 2, 1999 Shareholders Agreement, dated as of May 25, 2001, by and among Telecomunicaciones de
               Puerto Rico, Inc., GTE Holdings (Puerto Rico) LLC, GTE
               International Telecommunications Incorporated, Popular, Inc., and the Puerto Rico Telephone Authority. (Incorporated by reference to Exhibit 10.25 of the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2001 (File 333-85503)).

   10.26       Third Letter Amendment, dated August 3, 2001, to the Five-Year
               Credit Agreement with Citibank, N.A., dated as of March 2, 1999, as amended by the Letter Amendment to Five-Year Credit Agreement dated as of May 7, 1999 and as further amended by the second
               Letter Amendment to Five-Year Credit Agreement dated as of
               February 15, 2001.

   10.27       ISDA Master Agreement, dated August 29, 2001, by and among
               Telecomunicaciones de Puerto Rico, Inc., as the Counterparty,
               Puerto Rico Telephone Company and Celulares Telefonica, Inc., as
               Guarantors, and Bank of America, N.A., as the Bank.

   10.28       ISDA Master Agreement, dated August 29, 2001, by and among
               Telecomunicaciones de Puerto Rico, Inc., as the Counterparty,
               Puerto Rico Telephone Company and Celulares Telefonica, Inc., as
               Guarantors, and Citibank, N.A., as the Bank.