Form 10-K405
period 2001-12-31
TELECOMUNICACIONES DE PUERTO RICO INC
filed 2002-03-25
CIK 1089357

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

                  For the fiscal year ended: DECEMBER 31, 2001

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of Telecomunicaciones de Puerto Rico, Inc. voting stock held by non-affiliates at March 20, 2002 amounted to $36,985,440. This amount represents the Employee Stock Option Plan ("ESOP") vested shares at a stated price of $34.80 established at the Acquisition date. See the Business and Security Ownership of Certain Beneficial Owners sections for details of the Acquisition and Corporate Restructuring and Share Ownership.

Telecomunicaciones de Puerto Rico, Inc. had 25 million shares of no par common stock outstanding at March 20, 2002.

================================================================================

                                      INDEX

PART I

    Item 1.   Business                                                                        3

    Item 2.   Properties                                                                     11

    Item 3.   Legal Proceedings                                                              11

    Item 4.   Submission of Matters to a Vote of Security Holders                            11


PART II

    Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters          12

    Item 6.   Selected Financial Data                                                        13

    Item 7.   Management's Discussion and Analysis of Financial Condition and Results of
              Operations                                                                     16

    Item 7A.  Quantitative and Qualitative Disclosures About Market Risk                     33

    Item 8.   Financial Statements and Supplementary Data                                    34

    Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial
              Disclosure                                                                     68

PART III

    Item 10.  Directors and Executive Officers of the Registrant                             69

    Item 11.  Executive Compensation                                                         73

    Item 12.  Security Ownership of Certain Beneficial Owners and Management                 77

    Item 13.  Certain Relationships and Related Transactions                                 79


PART IV

    Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K               80

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

OVERVIEW

     We are the largest telecommunications service provider in Puerto Rico and the seventh largest local exchange carrier in the United States as measured by access lines in service. Wireline service, which has been provided since 1914, is marketed under the PRT brand. At December 31, 2001, we had approximately 1.3 million access lines in service, including 965,000 residential and 308,000 business lines and we held between a 25% to 28% share of the cellular market in Puerto Rico. The cellular and paging brand was changed from Celulares Telefonica to Verizon Wireless in November 2001 as part of a strategy to align our service offering with Verizon Wireless in the U.S.

     We invested over $1.3 billion in the last five years to expand and enhance our networks. Our digital switching wireline network encompasses over 83,000 fiber miles with speeds of up to OC-192 and supplies direct fiber optic connections to more office buildings than any other service provider on the island. Our cellular network utilizes the time division multiple access ("TDMA") standard. We invested $40 million in 2001 in a new network overlay using the code division multiple access ("CDMA") standard. We commenced selling CDMA service in December 2001.

STRATEGY

     We expect to maintain our wireline market leadership position by improving customer service, providing value, and meeting increasing customer bandwidth requirements. We are focused on reducing service and repair provisioning intervals and improving the responsiveness of our customer care personnel. Customer value will be delivered through bundled plans, including choices of long distance, Internet access, and value-added local services, such as caller ID, call forwarding and call waiting. Our network deployment plans are designed to meet business and government demands for dedicated high-speed bandwidth access, as well as residential demand for Digital Subscriber Line ("DSL") service to improve Internet access speed.

     Our wireless strategy is addressed at retaining our significant base of postpaid cellular customers as well as targeting high-value customers of our competitors and people that still do not use cellular.

BUSINESS OVERVIEW AND CORPORATE RESTRUCTURING

     Telecomunicaciones de Puerto Rico, Inc. (the "Company") holds 100% of the common stock of Puerto Rico Telephone Company, Inc. ("PRTC"), Verizon Wireless Puerto Rico, Inc. ("Verizon Wireless") (formerly Celulares Telefonica, Inc. ("CT")) and Datacom Caribe, Inc. ("Datacom"). The Company holds a 67% interest in Coqui.net Corporation ("Coqui.net") (formerly Coqui.com Corporation). The Company is the largest telecommunications service provider in Puerto Rico. PRTC, a Puerto Rico corporation, is the incumbent local exchange carrier for the island of Puerto Rico.

     GTE Corporation ("GTE") acquired a 40% interest in and management control over the Company on March 2, 1999 in the privatization of the Company from the Commonwealth of Puerto Rico (the "Acquisition"). GTE and Bell Atlantic Corporation merged on June 30, 2000 to form Verizon Communications Inc. ("Verizon"). On January 25, 2002, Verizon acquired an additional 12% interest in the Company. As a result, the Company is a direct affiliate of Verizon.

     Wireline service is provided by PRTC and cellular and paging service is provided by Verizon Wireless. The Company's dial-up Internet access service is provided by Coqui.net.

     A 33% interest in Coqui.net was sold to Popular Inc., a shareholder of the Company, on May 14, 2001 for $16 million. Prior to the sale, Coqui.net was a wholly owned subsidiary of the Company.

BUSINESS SEGMENTS

     We have two reportable segments, Wireline and Wireless. See Note 17 to the consolidated financial statements for additional information on our segments.

     The Wireline segment consists of:

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

     The Wireless segment consists of:

o    Cellular and paging services; and

o    Wireless equipment sales.



REVENUES                                              YEARS ENDED DECEMBER 31,
                                                       (DOLLARS IN MILLIONS)
                               -----------------------------------------------------------------------
                                        2001                    2000                      1999
                               ---------------------    ---------------------    ---------------------
WIRELINE:
Local                          $     564          41%   $     554          40%   $     484          37%
Network Access                       355          25          389          28          348          26
Long Distance                        186          13          170          12          210          16
Directory and Other                   84           6           86           6           88           7
                               ---------   ---------    ---------   ---------    ---------   ---------

   Total Wireline                  1,189          85%       1,199          86%       1,130          86%
                               ---------   ---------    ---------   ---------    ---------   ---------

WIRELESS:
Postpaid Cellular                    153          11          124           9          117           9
Prepaid Cellular                      25           2           24           2           16           1
Paging                                15           1           34           2           45           3
Wireless Equipment and other          14           1           13           1           15           1
                               ---------   ---------    ---------   ---------    ---------   ---------


  Total Wireless                     207          15%         195          14%         193          14%
                               ---------   ---------    ---------   ---------    ---------   ---------

  Revenues                     $   1,396         100%   $   1,394         100%   $   1,323         100%
                               =========   =========    =========   =========    =========   =========

     Reclassifications of prior years' data have been made to conform to the 2001 presentation. For further information refer to the consolidated financial statements.

WIRELINE

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

                             ACCESS LINES IN SERVICE


                                        YEAR ENDED DECEMBER 31,
                                ---------------------------------------
                                   2001           2000          1999
                                ----------     ----------    ----------
                                   (IN THOUSANDS EXCEPT PERCENTAGES)

Residential                            965            974           961
Business/Government                    308            309           304
                                ----------     ----------    ----------

Total Access Lines in Service        1,273          1,283         1,265
                                ==========     ==========    ==========

Growth                                (0.8)%          1.4%          2.8%

     BASIC VOICE SERVICE

     Basic voice service is the largest component of local service revenues, generating $370 million or 27% of total revenues in 2001. Basic voice is a regulated service and rate structures have not changed since 1982. Rates could not be increased until March 2, 2002 according to the Stock Purchase Agreement with the government of Puerto Rico. Rates are categorized as either residential or business/government and are further divided into five categories based on town boundaries. Residential customers have a choice of selecting an unlimited local calling plan or a measured service plan at a fixed price of 26 cents per call within a local calling area. There are currently 68 local calling areas. Business customers must select a measured service plan.

     The rate distribution for business/government customers varies slightly ranging from $34.60 to $36.65 per month and $46.00 average revenue per user ("ARPU") when measured service is included. The unlimited local service plan for residential customers varies significantly. San Juan and Ponce residential customers pay $18.80 per month while customers on the island of Culebra in zone 5 pay $7.60 per month. Residential basic ARPU approximates $13.60 excluding a Federal Communications Commission ("FCC") imposed subscriber line charge of $3.50 per month to primary residential and single-line business customers and $6.00 per month to multi-line residential and business customers, as these revenues are classified as access revenues. These rates also exclude other miscellaneous fees for white-page directory listings and touch calling of approximately $1.50 per month each. The subscriber line charge primary residential and single-line business customers was increased from $3.50 to $5.00 per month in January 2002 consistent with FCC regulation. The subscriber line charge for multi-line business customers was increased from $6.00 to $9.20 per month in January 2002 as well.

     Residential basic voice revenues are sensitive to shifts from lower producing measured service plans to higher producing fixed calling plans. This shift is attributed to increased Internet access usage, where customers seek unlimited local calling plans. Basic revenues remained constant in 2001, as compared to 2000, despite negative access line growth of 0.8% in 2001 due to the shift to flat rate plans.

     TELEPHONE RENTAL

     Approximately 63% of single-line businesses and 43% of residential customers rent telephones, which generated $22 million in revenues in 2001. Rental levels are high compared to U.S. mainland operators as we own the inside wire in a customer's premises and must maintain the inside wire and phone. The rental option and the associated instrument repair responsibility were eliminated for new orders commencing in 1999, as the telephone rental revenue stream was less than the cost of customer premises visits for repairs.

     VALUE-ADDED SERVICES

     Value-added services include over 15 voice features, such as caller ID, call waiting, and voice mail. Charges for these features range from $1.50 to $6.25 per month and some of these features are also sold in discounted bundled packages. Approximately 38% of our residential customers purchase at least one service. Value-added revenues were $48 million in 2001, an increase of $7 million, or 17%, over the prior year.

     SPECIAL SERVICES

     Special services include private high-speed dedicated lines marketed to businesses for data transport. Revenues of $46 million in 2001 represented an increase of $6 million, or 15%, over the prior year. The increase was mainly driven by business demand for greater bandwidth.

     INTERNET ACCESS

     We market unlimited dial-up Internet access through the Coqui.net Corporation under two brands (PRT.net and Coqui.net) at approximately $19 per month. We generated $23 million of revenue in 2001 from 127,000 dial-up Internet access customers at December 31, 2001, an increase of 24,000 customers, or 23%, over the prior year.

     PUBLIC PHONES

     Public telephone revenues in 2001 were $11 million, a decrease of $3 million from the prior year. We hold an approximate 55% of the public phone market at December 31, 2001, as measured by fourth quarter 2001 revenues.

NETWORK ACCESS

     Network access services are provided to long distance carriers, other local exchange carriers, cellular and paging companies for the origination and termination of calls to and from large local business customers. These entities pay access charges based on specific agreements (which have duration of one to three years). We also collect network access fees directly from our customers from FCC-mandated line charges.

     Network access revenues totaled $355 million in 2001 and included the following amounts (in millions):

                    O    Federal long-term support subsidies         $  91

                    O    Federal High Cost subsidies                    33

                    O    Subscriber line charge                         61

                    O    Per minute wireline access charges:

                        o    On-island switched                         69
                        o    Off-island switched & common
                             carrier line                               64
                        o    Off-island special                         18
                        o    Wireless interconnection                   19

     Long-term and High Cost federal subsidies are received through pooling arrangements administered by the National Exchange Carriers Association ("NECA"). Please refer to the Regulatory and Competitive Trends section of Management's Discussion and Analysis for a discussion of the factors affecting future access revenues and the expected decline in federal High Cost subsidies.

LONG DISTANCE

    The long distance market in Puerto Rico experienced profound changes over the last few years. The market prior to February 1, 1999 was divided between off-island and on-island. We were prohibited from selling off-island long distance service because of a prior non-compete agreement, and our competitors were prohibited from selling on-island long distance service on an equal access basis. AT&T and Telefonica Larga Distancia ("TLD") were the most significant competitors in the off-island market.

    With the introduction of equal access on February 1, 1999, the off-island and on-island distinction no longer exists. In 1999, we entered the off-island market. The price of a long distance call at December 31, 2001 was the same throughout Puerto Rico and to the U.S. and ranged from 9 cents to 12 cents a minute for peak hours and 8 cents to 10 cents a minute for off-peak hours. These prices reflect a decrease of approximately 3 cents a minute since February 1, 1999, as a result of increased competition.

    The following chart shows our minutes of use in the on-island and off-island long distance market for the years ended December 31, 2000, 1999 and 1998, respectively:


                                YEAR ENDED DECEMBER 31,
                           ---------------------------------
                             2001        2000         1999
                           ---------   ---------   ---------
                                     (IN MILLIONS)
Long distance MOU:
On-island LD minutes           1,021         976       1,254
Off-island LD minutes(1)         191         149          62


     (1) Off-island long distance service commenced February 1, 1999.

     Total long distance revenues of $186 million in 2001 reflected an increase of $16 million as compared with 2000, of which $9 million was due to our recapturing of the on-island market. The increase is also due in part to the increase in our share of the off-island market and higher prepaid long distance card revenues. The increase in off-island and prepaid long distance card revenues for 2001 was approximately $5 million and $2 million, respectively, as compared to the prior year.

DIRECTORY SERVICES

     We received $20 million in publishing revenue in 2001 under a revenue sharing arrangement with VNU World Directories, Inc. ("VNU"). VNU is the publisher of the white and yellow page directories distributed under the PRT brand and there is no other significant competitive product in Puerto Rico. We entered into a new 95-year agreement in 1999 with Verizon Information Services, Inc. (formerly AXESA), a joint venture among VNU, Verizon, and ourselves which provides us a publishing right of 35% of yellow page advertising revenues, plus billing and collection fees.

BILLING AND COLLECTION SERVICES

     We generated revenues of $17 million in 2001 from billing and collection services primarily from AT&T and TLD, the two largest competitive off-island long distance carriers. Both carriers generate roughly equal billing and collection volumes and represent approximately 92% of total billing and collection fees for 2001. The AT&T contract was renewed in July 2001 and expires in June 2004. The TLD contract expires in October 2003.

WIRELESS

                         CELLULAR AND PAGING CUSTOMERS




                                 YEAR ENDED DECEMBER 31,
                           ------------------------------------
                             2001          2000          1999
                           ---------     ---------    ---------

                            (IN THOUSANDS EXCEPT PERCENTAGES)
Cellular Customers:
Postpaid                         209           203          184
Prepaid                          118           132          101
                           ---------     ---------    ---------

Total Cellular Customers         327           335          285
                           =========     =========    =========

Growth                            (2%)          18%          40%

Paging Customers                  49           126          184
                           =========     =========    =========

CELLULAR SERVICE

     Cellular demand has grown rapidly in recent years due to increased competition, attractive price plans, prepaid calling cards, and wide market acceptance. We offer analog and digital cellular service under the Verizon Wireless brand in the B block 800-megahertz frequency. Our cellular network utilizes the TDMA standard. We invested $40 million in 2001 in a new overlay network using the CDMA standard. We commenced selling CDMA service in December 2001. The cellular and paging brand was changed from Celulares Telefonica to Verizon Wireless in November 2001 as part of a strategy to align our service offering with Verizon Wireless in the U.S.

     There were six facility-based cellular operators providing service throughout the island with varying coverage at the end of December 31, 2001. Sprint PCS launched services in Puerto Rico during 2001. Competitor strategies in the market has resulted in the emergence of a variety of plans with large bundles of free nights and weekends minutes as well as free incoming calls. All competitors have begun to offer these types of plans. We hold between 25% and 28% share of the cellular market.

     We have 18 stores and kiosks throughout the island, which generate approximately half of the postpaid and prepaid gross additions. The balance is sold through various dealers and agent outlets. Roaming agreements have been signed with AT&T, Verizon Wireless, and Bell South to increase coverage for our customers in the U.S. mainland. We are also offering roaming in other countries, including the Dominican Republic, through Codetel, a Verizon affiliate, and in the U.S. Virgin Islands.

     Postpaid customer growth of 3% is below prior year growth due to increased competition and the entrance of one additional competitor. Prepaid customers decreased by approximately 11% due to a change in market strategy.

     Average revenue per user ("ARPU") was $43 in 2001, a $5 increase from the prior year. Postpaid ARPU was $58 in 2001, a $7 increase from the prior year, as a result of higher customer usage. Prepaid ARPU was $16 in 2001.

     Postpaid customer churn was 4.5% per month in 2001, an increase of approximately 0.6% from the prior year. We believe churn is high compared to U.S. mainland standards because of higher disconnections due to non-payment and the intensity of competition with six facilities-based competitors.

NETWORK INFRASTRUCTURE

     We invested approximately $1.3 billion from 1997 to 2001 including $236 million in 2001 to expand and enhance our networks.

WIRELINE NETWORK

     Our 100% digital switching network includes 29 local host central offices and two access tandems to ensure redundancy and network reliability. Our network has the following characteristics:

     o Approximately 80% of our transmission circuits use fiber optic systems; consisting of 83,000 miles of fiber optic cable in fiber-ring and point-to-point configurations.

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

     o Our Remote Access Server ("RAS") network includes 26 nodes located throughout the island connecting Internet customers through 16,000 modems. During 2002, we expect to install approximately 12,500 additional modems.

     We have completed the installation of an ATM network, which provides high-speed data and Internet transmission on a separate network. The ATM network includes 15 nodes located throughout the island.

     The DSL network provides high speed Internet access to approximately 7,400 ports in forty major service areas throughout the island. During the first quarter 2002 we are scheduled to install approximately 4,100 additional ports.

WIRELESS NETWORK

     We operate both an analog and a TDMA digital network using the IS-136 standard. Our network contains approximately 13,600 voice channels, representing 90% digital and 10% analog. We invested $40 million in 2001 in a new network using the CDMA standard. We commenced selling CDMA service in December 2001. We have 207 cells and 13 micro-cells covering the entire island.

EMPLOYEES

     The workforce totaled approximately 6,250 full-time employees at December 31, 2001 of which 76% are members of two unions, the Union of Independent Telephone Workers, known as UIET, and the Brotherhood of Independent Telephone Workers, known as HIETEL. Union membership is mandatory for certain job categories. The labor contract was signed in the fall of 2000 with both unions. The UIET contract, involving 3,200 craft workers, expires in January 2003; the HIETEL contract, involving 1,700 members, expires in October 2003.

     A total of $52 million was recorded for early retirement and voluntary separation programs during 2001 associated with four separate offerings summarized below:


                                                                    PERIOD       EMPLOYEE        PRE-TAX       PER CAPITA
                 PROGRAM                            OFFER DATE     RECORDED     ACCEPTANCE        CHARGE         AMOUNT
     -----------------------------------            ----------    ----------    ----------      -----------    ----------
                                                                                                      (In thousands)
     Company wide- non-union employees
        Early retirement program                    4th Q 2000    1st Q 2001            13      $    3,846      $    296

     Customer Contact Organization-
       non-union employees
        Early retirement program                    1st Q 2001    2nd Q 2001            19      $    5,520      $    291
        Voluntary separation program                1st Q 2001    2nd Q 2001            52      $    1,634      $     31

     Company wide- disabled employees
        Early retirement program(1)                 4th Q 1999    3rd Q 2001            29      $    5,400      $    186

     Company wide-
        Early retirement program                    4th Q 2001    4th Q 2001            82      $   22,800      $    278
        Voluntary separation program                4th Q 2001    4th Q 2001           372      $   12,771      $     34
                                                                                ----------      ----------

     Total 2001 Charge                                                                 567      $   51,971
                                                                                ==========      ==========

(1) These 29 people were initially determined not to be eligible for the program. In the third quarter of 2001, a qualified physician revaluated their disability status and determined that they were qualified for the program.

CONCESSION AND LICENSES

     We hold concessions, licenses and permits adequate for the conduct of our business in the markets, which we serve. Advances in technology, together with a number of regulatory, legislative and judicial actions, continue to accelerate and increase the competition affecting our operations.

ENVIRONMENTAL REGULATIONS

     Our operations are subject to federal and local laws and regulations governing the use, storage, disposal of, and exposure to, hazardous materials, the release of pollutants into the environment and the remediation of contamination. As an owner or operator of facilities where hazardous materials are used, we could be subject to environmental laws that impose liability for the entire cost of cleanup at contaminated sites, regardless of fault or the lawfulness of the activity that resulted in the contamination. We believe, however, that our operations are in substantial compliance with applicable environmental laws and regulations.

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

REGULATORY ENVIRONMENT IN PUERTO RICO

     We are regulated by the FCC and the Telecommunications Regulatory Board of Puerto Rico ("TRB") and are subject to the Federal Telecommunications Act of 1996 ("the Act") and the Puerto Rico Telecommunications Act. The Act opened our local exchange market to competition. There is one facility-based competitive local exchange carrier and two resellers of wireline local service on the island. Dialing parity, which opened up the off-island and on-island long distance market to competition, was introduced in February 1999.

     Our intra-island access charges were calculated using a rate-of-return methodology and basic local rates have remained unchanged since 1982. The TRB has adopted a forward looking economic model to set intra-island access charges and the Company has contested the preliminary results of the economic model and the impact that adoption will have on its rate of return on its regulated intrastate rate base. The TRB has requested a $68 million refund relating to this dispute for which the Company has made no provision as it believes such a refund at this stage in the appeals process is not merited. For more information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Regulatory Matters."

     The TRB adopted a local universal service for qualified low-income customers, called Lifeline, on January 1, 2002. This program is funded by all intra-island telecommunications providers through contributions to the TRB based on intra-island retail revenues. Qualified lifeline customers will receive an additional local $3.50 per month credit along with an additional federal $1.75 per month credit from the Company. These credits together with the existing federal credits of $6.75 per month result in total credits for a lifeline customer of $12.00 per month. Contributions made by the Company to the TRB will be recovered through an end-user charge commencing on March 1, 2002. The Company will be reimbursed from the TRB for credits given to Lifeline customers.

     The wireless business is not subject to price regulation.

ITEM 2. PROPERTIES

                          PROPERTY, PLANT AND EQUIPMENT

     Gross investment in property, plant and equipment approximate $4.0 billion at December 31, 2001 and $3.9 billion at December 31, 2000, as follows:


                                                           2001                                   2000
                                             ---------------------------------     ----------------------------------
                                             Wireline     Wireless      Total      Wireline      Wireless      Total
                                             --------     --------     -------     --------      --------     -------
Outside plant                                    49.0%          --        49.0%        48.9%           --        48.9%
Central office and transmission equipment        24.9          5.5        30.4         24.6           5.3        29.9
Other equipment                                   8.0          0.9         8.9          8.3           1.3         9.6
Land and buildings                                8.3          0.6         8.9          8.5           0.5         9.0
Plant under construction                          2.1          0.7         2.8          2.0           0.6         2.6
                                             --------     --------     -------     --------      --------     -------
                                                 92.3%         7.7%        100%        92.3%          7.7%        100%

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

                                   PROPERTIES

     We have facilities in all the major population centers of San Juan, Mayaguez, Ponce, Fajardo, Humacao, Arecibo, Aguadilla, and Guayama and in some smaller towns. Facilities as of December 31, 2001 include the following:

                                                                            OWNED    LEASED
                                                                            -----    ------
o Administrative Offices                                                     11       15
o Commercial & Customer Service stores & offices                              1       12
o Standalone Wireline Switching Center Buildings                             91        5
o Inside & Outside Remote Switching Units                                   148      221
o Standalone Operational Centers (repair, dispatch, assignment)              14       11
o Warehouses                                                                  1       --

o Wireless Stores and Kiosks                                                 --       18
o Wireless Cell Sites                                                        20      200

     All of these properties are generally in good operating condition and are adequate to satisfy the needs of the business.

ITEM 3. LEGAL PROCEEDINGS

     We are defendants in various legal matters arising in the ordinary course of business, including a regulatory dispute regarding intra-island access fees charged to long distance carriers. We, after consultation with legal counsel, believe that the resolution of these matters will not have a material adverse effect on the Company's financial position and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Regulatory Matters" for more information regarding these matters.

     In connection with the Acquisition, the PRTA agreed to indemnify, defend and hold the Company harmless for specified litigation in excess of $50 million in the aggregate, including one environmental matter.

     We are regulated by the FCC for inter-state wireline services and by the TRB for intra-state wireline services. We are involved in administrative proceedings relating to access charge disputes with long distance carriers. Refer to Note 20 to the consolidated financial statements for further details.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(A) MARKET FOR COMMON STOCK

     While there is no established trading market for the Company's common stock, the shares are valued annually by the investment advisors to the ESOP Trustees. The appraisal is used to value cash distributions to qualified ESOP participants and measure the Company's share performance for employees who participate in the ESOP Investment Plan.

(B) HOLDERS

     There were 25 million outstanding shares of common stock and four shareholders of record at December 31, 2001. See Item 12 "Security Ownership of Certain Beneficial Owners and Management" for shareholders information.

(C) DIVIDENDS

     Our shareholders agreement states that dividends equal to at least 50% of net income will be payable quarterly to the extent funds are legally available. During 2001, the Company paid dividends of $58 million, or $2.315 per share, applicable to the first three quarters of the year. Fourth quarter dividends were declared and paid in March 2002. Senior note indentures and credit facility agreements do not contain dividend restrictions.

ITEM 6. SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL AND OPERATIONAL DATA

     The following table was derived from our audited consolidated financial statements and the audited financial statements of PRTC and Verizon Wireless ("Predecessors") for the designated periods. You should read the following data together with (a) our Predecessor's historical financial statements and the notes thereto for the period from January 1, 1999 to March 1, 1999; and (b) our historical consolidated financial statements and the notes thereto as of and for the years ended December 31, 2001 and 2000 and for the period from March 2, 1999 to December 31, 1999, all of which have been audited by Deloitte & Touche LLP, except for the consolidated financial statements and notes thereto as of and for the year ended December 31, 2001, which have been audited by Ernst & Young LLP, independent auditors, and appear elsewhere in this report. Our current results of operations and financial condition differ materially from those prior to the Acquisition due primarily to:

o The incurrence of $1.6 billion of debt and related interest expense in connection with the Acquisition;

o    The change to a tax paying company;

o    Voluntary early retirement and separation programs introduced since 1999;

o    The accrual of management fees and royalties owed to Verizon;

o The introduction of dialing parity in the on-island long distance market and our entrance into the off-island long distance market;

o Revaluation of assets and liabilities to reflect purchase accounting relating to the Acquisition; and

o    The discontinuation of regulatory accounting principles.

                                                        COMPANY                                    PREDECESSORS
                                        ---------------------------------------     --------------------------------------
                                                                      MARCH 2       JANUARY 1
                                        YEARS ENDED DECEMBER 31,      THROUGH        THROUGH     YEARS ENDED DECEMBER 31,
                                        ------------------------      DECEMBER       MARCH      --------------------------
                                          2001           2000           1999           1999        1998            1997
                                        ---------      ---------      ---------     ---------   ---------       ----------
                                                                        (DOLLARS IN MILLIONS)
INCOME STATEMENT DATA(5):
  Revenues                              $ 1,396.4      $ 1,393.6      $ 1,102.7      $ 220.5     $ 1,253.0      $  1,212.7
  Operating Costs and Expenses            1,149.6        1,163.3        1,156.7        219.0       1,031.8           970.6
                                        ---------      ---------      ---------      -------     ---------      ----------
  Operating Income (Loss)                   246.8          230.3          (54.0)         1.5         221.2           242.1
  Other Income (Expense), Net               (58.8)         (74.5)         (65.1)          .4           3.2             3.7
  Income Tax (Expense) Benefit              (69.5)         (40.4)          46.4           --            --              --
                                        ---------      ---------      ---------      -------     ---------      ----------
  Income (Loss) Before Extraordinary
    Charge and Cumulative Effect of
    Accounting Change                       118.5          115.4          (72.7)         1.9         224.4           245.8
  Extraordinary Charge                         --             --          (60.5)          --            --              --
  Cumulative Effect of Accounting
    Change, net of tax                         --           10.8             --           --            --              --
                                        ---------      ---------      ---------      -------     ---------      ----------
  Net Income (Loss)                     $   118.5      $   126.2      $  (133.2)     $   1.9     $   224.4      $    245.8
                                        =========      =========      =========      =======     =========      ==========

OTHER FINANCIAL DATA:
  Depreciation and Amortization         $   271.0      $   298.5      $   242.0      $  50.4     $   296.5      $    279.2
  Cash Flows from Operations                215.9          485.5          316.1         55.9         613.8           508.2
  Capital Expenditures, including
     removal costs                          246.3          213.1          240.1         33.2         288.0           362.2
  Cash Flows used in Investing              219.6          206.9          246.4         33.1         279.6           351.3
  Cash Flows from Financing                   7.7         (293.3)         (96.8)        14.2        (319.8)         (178.7)
  EBITDA(1)                                 517.8          528.8          188.0         51.9         517.7           521.3
  EBITDA Margin(2)                             37%            38%            17%          24%           41%             43%
  Ratio of Earnings to Fixed
     Charges(3)                               4.1            3.0           (0.8)
  Cash dividends per share(4)                 2.3



                                                         COMPANY                            PREDECESSORS
                                        -----------------------------------------    --------------------------
                                            AS OF DECEMBER 31,                    AS OF DECEMBER 31,
                                        --------------------------    -----------------------------------------
                                           2001           2000            1999           1998           1997
                                        -----------    -----------    -----------    -----------    -----------
                                                                 (DOLLARS IN MILLIONS)
BALANCE SHEET DATA:
  Current Assets                        $     431.1    $     415.6    $     411.6    $     435.4    $     379.7
  Property, Plant and Equipment, Net        1,631.8        1,657.2        1,742.5        1,987.9        2,019.1
  Total Assets                              2,748.3        2,766.8        2,827.7        2,456.6        2,434.8
  Current Liabilities                         839.5          609.5          845.7          347.2          243.6
  Total Debt                                1,195.8        1,167.5        1,497.4            0.8            1.2
  Shareholders' Equity                        538.3          497.8          369.6        1,812.7        1,925.0


                                                                        COMPANY                                PREDECESSORS
                                                       --------------------------------------------    ----------------------------
                                                          AS OF          AS OF                      AS OF DECEMBER 31,
                                                       DECEMBER 31,    DECEMBER 31,    --------------------------------------------
                                                           2001            2000            1999            1998              1997
                                                       ------------    ------------    ------------    ------------    ------------
OPERATING DATA:
  Access Lines in Service (000)                               1,273           1,283           1,265           1,231           1,221
  Wireless subscribers:
    Cellular (000)                                              327             335             285             204             135
    Paging (000)                                                 49             126             184             219             235
  Total Access Lines (per 100 households)                        73              74              74              75              76
  Number of full-time Employees                               6,250           6,417           6,614           7,703           7,863
  Access Lines/Wireline Employee                                232             226             207             169             164
  Cellular Average Monthly Service Revenue Per User    $         43    $         38    $         43    $         49    $         59


----------

(1) EBITDA represents operating income plus depreciation and amortization expense. EBITDA is used by some investors and analysts to analyze and compare companies on the basis of liquidity. EBITDA is not recognized under generally accepted accounting principles and should therefore not be construed as an alternative for net income, which is an indicator of a company's performance, or cash flow from operations, which is a liquidity measure. It is included because we believe it provides additional information with respect to our anticipated ability to meet future debt service, capital expenditures, and working capital requirements. The calculation of EBITDA may be different from the calculation used by other companies and therefore comparability may be affected.

(2) Determined by dividing EBITDA by revenues and sales.

(3) The ratio of earnings to fixed charges of the Predecessors has not been presented, as the fixed charges were nominal prior to the Acquisition since there was no significant indebtedness.

(4) The Company declared and paid dividends during 2001 of $58 million, or $2.315 per share. Dividends were paid for the first time during 2001. There were 25 million outstanding shares of common stock and four shareholders of record at December 31, 2001.

(5) Reclassifications of prior periods' data have been made to conform to current year presentation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

GENERAL

The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to bad debts, intangible assets, income taxes, financing operations, pensions and other post-retirement benefits, and contingencies and litigation. The Company's management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Because of uncertainties inherent in the estimation process, management's estimate of losses and the related allowance may change. The Company is not dependent on any single customer.

DEFERRED TAXES

The Company uses an asset and liability approach in accounting for income taxes following the provisions of SFAS No. 109, "Accounting for Income Taxes." Deferred tax assets and liabilities are established for temporary differences between the way certain income and expense items are reported for financial reporting and tax purposes. Deferred tax assets and liabilities are adjusted, to the extent necessary, to reflect tax rates expected to be in effect when temporary differences reverse.

The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should the Company determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

GOODWILL AND INTANGIBLE IMPAIRMENT

In assessing the recoverability of the Company's goodwill and other intangibles the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets not previously recorded. As of December 31, 2001, the Company believes that there are no asset impairments under SFAS 121, except as disclosed in Notes 2 and 4 to the consolidated financial statements. Effective January 1, 2002, the Company will adopt Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," and will be required to analyze its goodwill for impairment during the first six months of fiscal 2002, and then on an annual basis thereafter.

PENSIONS

The company accounts for its defined benefit pension plans in accordance with SFAS No. 87, "Employers' Accounting for Pensions" which requires that amounts recognized in financial statements be determined on an actuarial basis. SFAS No. 87 and the policies used by the company, notably the use of a calculated value of plan assets (which is further described below), generally reduced the volatility of pension income (expense) from changes in pension liability discount rates and the performance of the pension plan's assets.

The most significant element in determining the company's pension income (expense) in accordance with SFAS No. 87 is the expected return on plan assets. The company has assumed that the expected long-term rate of return on plan assets will be 9.25%. Over the long term, the company's pension plan assets have earned in excess of 9.25%; therefore, the company believes that its assumption of future returns of 9.25% is reasonable.

At the end of each year, the Company determines the rate used to discount plan liabilities. The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year. In estimating this rate, the company looks to rates of return on high quality, fixed-income investments that receive one of the two highest ratings given by a recognized ratings agency. At December 31, 2001, the company determined this rate to be 7.25%, which is 0.5% lower than prior year. The increase in the pension liability resulting from the change has been deferred in accordance with the amortization provisions of SFAS No. 87.

OTHER POST EMPLOYMENT BENEFITS

We provide retiree health benefits for employees that retire under our Pension Plan. We use various actuarial assumptions including the discount rate and the expected trend in health care costs to estimate the costs and benefit obligations for our retiree health plan.

At December 31, 2001, we assumed a discount rate of 7.25%. At year-end 2001, we reduced our discount rate by 0.5%, which increased our retiree health benefit liability. A large portion of this loss has been deferred in accordance with the amortization provisions of SFAS No. 106.

THE ACQUISITION AND CHANGE IN ACCOUNTING BASIS

     Our results of operations and financial position as of December 31, 2001 and 2000 reflect the adoption in March of 1999 of a new accounting basis for our assets and liabilities and the consequences of becoming a tax paying enterprise as a result of the Acquisition. The revaluation of assets and liabilities reflects the value paid by Verizon and Popular, Inc. to acquire their 50% plus one share interest in the Company in excess of the historical book value of the assets and liabilities acquired. As a result of the Acquisition, our results of operations and financial position for periods ending after March 2, 1999 differ materially from those previously reported by the Predecessors primarily due to the items discussed above and the following:

o The incurrence of $1.6 billion of debt and related interest expense in connection with the Acquisition;

o    The accrual of management fees and royalties owed to Verizon;

o The introduction of dialing parity in the on-island long distance market and our entrance into the off-island long distance market; and

o    The discontinuation of regulatory accounting principles.

RESULTS OF OPERATIONS

     The comparison for the years 2001 and 2000 is for the full twelve-month period. 1999 combines the results of the Predecessors with the results of the Company. In the discussion, references to the Company also include our Predecessors. The comparability of revenues before and after the Acquisition was not affected by a change in accounting basis. Accordingly, in the discussion of revenue trends, we have not distinguished between the operations of the Predecessors before March 1, 1999 and of the Company after this date.

     We have two reportable segments, Wireline and Wireless. See Note 17 to the consolidated financial statements for additional information on our segments. Reclassifications of prior years' data have been made to conform to the 2001 presentation.

     The Wireline segment consists of:

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

     The Wireless segment consists of:

o    Cellular and paging services; and

o    Wireless equipment sales.

REVENUES



                                                             YEARS ENDED DECEMBER 31,
                                                               (DOLLARS IN MILLIONS)
                               -----------------------------------------------------------------------------------
                                          2001                        2000                          1999
                               -------------------------    -------------------------    -------------------------
WIRELINE:

Local                          $       564            41%   $       554            40%   $       484            37%
Network Access                         355            25            389            28            348            26
Long Distance                          186            13            170            12            210            16
Directory and Other                     84             6             86             6             88             7
                               -----------   -----------    -----------   -----------    -----------   -----------

   Total Wireline                    1,189            85%         1,199            86%         1,130            86%
                               -----------   -----------    -----------   -----------    -----------   -----------

WIRELESS:
Postpaid Cellular                      153            11            124             9            117             9
Prepaid Cellular                        25             2             24             2             16             1
Paging                                  15             1             34             2             45             3
Wireless Equipment and other            14             1             13             1             15             1
                               -----------   -----------    -----------   -----------    -----------   -----------

  Total Wireless                       207            15%           195            14%           193            14%
                               -----------   -----------    -----------   -----------    -----------   -----------

  Revenues                     $     1,396           100%   $     1,394           100%   $     1,323           100%
                               ===========   ===========    ===========   ===========    ===========   ===========

EXPENSES AND CHARGES


                                                             YEARS ENDED DECEMBER 31,
                                                               (DOLLARS IN MILLIONS)
                                                      -----------------------------------------
                                                         2001            2000            1999
                                                      -----------    -----------    -----------
WIRELINE:

Labor and benefits                                    $       350    $       373    $       407
Other operating expenses                                      311            333            310
                                                      -----------    -----------    -----------
   Total Wireline                                             661            706            717

WIRELESS:

Labor and benefits                                    $        34    $        35    $        25
Other operating expenses                                      131            106            108
                                                      -----------    -----------    -----------
   Total Wireless                                             165            141            133

OTHER:

ESOP compensation expense                                      --             --             26
Early retirement and voluntary separation provision            52             19            207
Depreciation and amortization                                 271            298            292
Interest and others                                            62             77             64
Equity income in joint venture                                 (3)            (2)            --
Income tax expense (benefit)                                   70             40            (46)
Extraordinary item (FAS #71) - net of tax                      --             --             61
Cumulative effect of accounting change - net of tax            --            (11)            --
                                                      -----------    -----------    -----------

Net income (loss)                                     $       118    $       126    $      (131)
                                                      ===========    ===========    ===========

OPERATING DATA


                                             YEARS ENDED DECEMBER 31,
                                      ---------------------------------------
                                         2001           2000          1999
                                      -----------   -----------   -----------
Access Lines in Service (000's):
    Residential                               965           974           961
    Business                                  308           309           304
                                      -----------   -----------   -----------
Total                                       1,273         1,283         1,265

On-island LD Minutes (millions)             1,021           976         1,254
Off-island LD Minutes (millions)(1)           191           149            62

Cellular Customers (000's):
    Postpaid                                  209           203           184
    Prepaid                                   118           132           101
                                      -----------   -----------   -----------
Total                                         327           335           285

Postpaid Cellular ARPU                $        58   $        51   $        56
Prepaid Cellular ARPU                 $        16   $        17   $        18
Combined Cellular ARPU                $        43   $        38   $        44

Paging Customers (000's)                       49           126           184


(1)  Off-island long distance service commenced February 1, 1999.

YEAR ENDED DECEMBER 31, 2001 COMPARED WITH YEAR ENDED DECEMBER 31, 2000

     REVENUES. Revenues for the year ended December 31, 2001 increased $2 million, to $1,396 million from $1,394 million in 2000.

     WIRELINE:

         Wireline revenues include local service, network access, long distance, directory revenues and other services. Wireline revenues for the year ended December 31, 2001 decreased $10 million, to $1,189 million from $1,199 million in 2000.

         Local service revenues include basic voice, telephone and telecommunications equipment rental, value-added services, high-speed private line services, Internet access, and public phone service. Local service revenues for the year ended December 31, 2001 increased $10 million, or 2%, to $564 million from $554 million in 2000. The increase resulted primarily from higher revenues from high-speed private lines, Internet access revenues, value-added service revenues, and deferred activation and installation revenues of $6 million, $4 million, $4 million and $4 million, respectively. This increase was offset in part by a decrease in telephone and PBX rentals of $5 million and lower public phone service revenues of $3 million.

         The waiting list for basic service decreased to 4,800 at December 31, 2001, compared to 14,300 at December 31, 2000. The decrease in the waiting list with no significant change in residential access lines from December 2000 to December 2001 reflects a softening economy. Increases in high-speed private lines to business and Internet access to consumers reflect an increase in demand for this service for the year ended December 31, 2001. Increases in value-added service revenues reflect successful bundling programs, which involve long distance and Internet access. The increase in Internet access is directly related to an increase in customers of approximately 24,000, or 23%, to 127,000, as compared to prior year. The decrease in public phone service is caused by a 7% reduction in the number of public phones, compared to prior year, as the installed base is rationalized for cost efficiencies. Also, industry wide public phone revenues will continue to decrease due to the proliferation of wireless telephony.

         Network access revenues include services provided to long distance carriers, competitive local exchange carriers, and cellular and paging operators to originate and terminate calls on our network. Network access revenues for the year ended December 31, 2001 decreased $34 million, or 9%, to $355 million compared to $389 million in 2000. The decrease was due to lower off-island access revenues of $22 million, caused by lower competitive access volumes, and lower access rates. Also, the decrease was due to lower interstate high cost fund subsidies of $16 million reflecting a phasing out of this subsidy. The decrease was offset in part by higher intra-island access revenues of $2 million from long distance and cellular carriers relating to higher access volumes.

         Long distance revenues include direct dial on-island and off-island, operator-assisted calls, prepaid calling card and on-island private line revenues. Long distance revenues increased $16 million, or 9%, to $186 million for the year ended December 31, 2001 from $170 million in 2000. The increase was due to higher intra-island long distance revenues of $9 million, long distance private line revenues of $6 million, off-island long distance revenues of $5 million and prepaid long distance cards revenue of $2 million. This increase was offset by a reduction in operator service revenues of $6 million. During the year 2001, we continued to recapture a portion of the intra-island long distance market and continue to increase our share of the off-island long distance market.

         Directory and other revenues include directory publishing rights, telecommunication equipment and billing and collection services to competitor long distance operators. Directory and other revenues for the year ended December 31, 2001 decreased $2 million, or 2%, to $84 million, from $86 million for the year ended December 31, 2000, mainly due to a reduction in billing and collection services of $5 million and public phone access of $1 million, offset in part by an increase in equipment sales of $5 million.

         During 2000 we changed the method of accounting for directory publishing revenues and related expenses from the amortization method to the publication method, which became effective on January 1, 2000. See Note 3 to the consolidated financial statements for more details related to this accounting change.

    WIRELESS:

         Revenues from cellular and paging services and related equipment sales for the year ended December 31, 2001 increased $12 million, or 6%, to $207 million from $195 million in 2000. Cellular service revenues increased $30 million, or 20%, as a result of higher combined ARPU of $5 and an increase in postpaid customers of approximately 6,000 versus the prior year. Postpaid cellular ARPU of $58 increased by $7 as a result of higher customer usage.

         Paging revenues declined $19 million, or 56%, to $15 million for the year ended December 31, 2001 from $34 million in 2000. The decrease was related to a reduction of approximately 77,000 customers due to the migration of customers to cellular services.

         Wireless equipment sales increased $1 million, or 8%, to $14 million for the year ended December 31, 2001 from $13 million in 2000 due to an increase in gross customer additions.

    OPERATING COSTS AND EXPENSES. Operating costs and expenses for the year ended December 31, 2001 decreased $21 million, or 2%, to $826 million from $847 million reported for 2000.

    WIRELINE:

         Wireline expenses for the year ended December 31, 2001 decreased $45 million, or 6%, to $661 million from the $706 million incurred in 2000.

         Labor and benefit expenses decreased $23 million, or 6%, to $350 million from $373 million in 2000, mainly due to decreases in overtime of $14 million, lower pension and OPEB's of $8 million and the absence of sick day provision of $5 million. These decreases were partially offset by an increase in salaries of $2 million and higher medical and life insurance expenses of $2 million. The net expense reduction reflects the results of cost containment measures.

         Other operating expenses of $311 million for the year ended December 31, 2001, decreased $22 million, or 7%, as compared to the year ended December 31, 2000. The decrease is primarily due to lower provision for bad debt of $13 million, lower management fees and royalties of $11 million, lower operating tax provisions of $8 million and a $5 million gain on the sale of a 33% interest in Coqui.net to Popular, Inc., a shareholder of the Company. Lower bad debt provision is due to stricter collection and disconnection policies for non-payment related to residential and small business customers. The decrease in management fees and royalties is mainly due to a 1% rate decrease, which became effective in March 2001. The decrease in other operating expenses was partially offset by higher off-island access charges of $4 million, an increase in costs from equipment sales of $4 million, and increases in deferred activation charges of $4 million and regulatory fees of $4 million.

    WIRELESS:

         Wireless expenses for the year ended December 31, 2001, increased $24 million, or 17%, to $165 million from the $141 million reported in 2000.

         Labor and benefit expenses decreased $1 million, or 3%, to $34 million from $35 million reported in the same 2000 period. The decrease is due to lower temporary employees and contractor expenses of approximately $3 million and lower overtime expenses of $1 million. These decreases were offset by higher salaries of $3 million due to an increase in full-time employees.

         Other operating expenses increased $25 million, or 24%, to $131 million from the $106 million reported in 2000. The increase was due to higher costs from equipment sales of $17 million, an increase in bad debt provisions of $4 million, an increase in network management fees of $3 million, higher roaming charges of $3 million and the absence of the gain on sale of the assets on prior years of $8 million. These increases were offset by reductions in commission expense of $8 million and management fees and royalties of $3 million. Higher equipment costs and lower commission expense reflect a change in the structure of compensating agents for prepaid service together with shifting more postpaid selling from agents to the internal sales force.

         EARLY RETIREMENT PROVISION. A total of $52 million was recorded for early retirement and voluntary separation programs during 2001 involving 567 employees associated with four separate offerings as summarized in the table below:

                                                              PERIOD          EMPLOYEE      PRE-TAX          PER CAPITA
              PROGRAM                          OFFER DATE    RECORDED       ACCEPTANCE      CHARGE            AMOUNT
------------------------------------          -----------   ----------      ----------    ------------    -------------
                                                                                                  (In thousands)
Company wide- non-union employees
   Early retirement program                   4th Q 2000    1st Q 2001              13    $      3,846    $        296

Customer Contact Organization-
  non-union employees
   Early retirement program                   1st Q 2001    2nd Q 2001              19    $      5,520    $        291
   Voluntary separation program               1st Q 2001    2nd Q 2001              52    $      1,634    $         31

Company wide- disabled employees
   Early retirement program(1)                4th Q 1999    3rd Q 2001              29    $      5,400    $        186

Company wide-
   Early retirement program                   4th Q 2001    4th Q 2001              82    $     22,800    $        278
   Voluntary separation program               4th Q 2001    4th Q 2001             372    $     12,771    $         34
                                                                                   ---    ------------

Total 2001 Charge                                                                  567    $     51,971
                                                                                   ===    ============

(1) These 29 people were initially determined not to be eligible for the program. In the third quarter of 2001, a qualified physician revaluated their disability status and determined that they were qualified for the program.

The Company offered a voluntary early retirement program to qualified management employees during the fourth quarter of 2000 and recorded a $19 million non-cash provision relating to 95 employees accepting.

         DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense of $271 million for the year ended December 31, 2001 was $27 million lower than in 2000, a decrease of 9%. The decrease in depreciation and amortization expenses is due to a change in useful lives.

         The composite rate for outside plant was revised, effective January 1, 2001, resulting in an increase in the useful life of the remaining balance of assets from 5.7 to 7.2 years. This reflects our change in network modernization plans, the current economic environment and its impact on competition and a high level analysis of lives used by other telephone companies. Additionally, we have been recording depreciation in excess of capital expenditures from 1999 through year-end 2001.

         We had recently begun to deploy DSL service to residential and business customers. This is a marked change in the modernization strategy that underlies our life estimates. Previously, we expected to deploy high-speed broadband services via optical cable with limited or no DSL deployment. Since then, the continuing high cost and technology hurdles of a fiber solution have made DSL an attractive solution. We now anticipate DSL will meet initial demands for broadband services and extend the relatively short remaining life of metallic cable.

         The composite rate for transmission equipment was reduced to reflect the faster technological obsolescence of this equipment. The composite rate for other equipment was increased primarily due to recently capitalized software for a new wireless billing system involving approximately $30 million, which has a five-year useful life.

         INTEREST EXPENSE. Interest expense of $62 million for the year ended December 31, 2001 was $15 million lower than in 2000 mainly due to lower interest rates on the Company's bank notes, lines of credit and commercial paper. Debt balances remained constant at $1.2 billion for December 31, 2001 and 2000. Average interest rates on the Company's short-term debt decreased from approximately 7% for the year ended December 31, 2000 to 4% for the year ended 2001. Also, in August 2001 we entered into an interest rate swap contract at a notional amount of $150 million. The swap receives interest at a fixed rate of 6.65% and pays interest at a variable rate equal to six month LIBOR plus approximately 170 basis points. For 2001, we experienced a reduction in interest expense of approximately $1 million, as a result of the interest rate swap.

         EQUITY INCOME FROM JOINT VENTURE. Earnings of $3 million were generated from our approximate 25% interest in Verizon Information Services, Inc. (formerly AXESA), the largest yellow page publishing company in Puerto Rico.

         INCOME TAXES. A $70 million tax provision for the year ended December 31, 2001 reflects a 37% effective tax rate. The difference between the effective and the statutory tax rate of 39%, or $4 million, primarily reflects permanent differences of $3 million related to interest accretion on the Government subscription receivable, which is a capital contribution, additional tax deductions not expensed for financial statement purposes amounting to $5 million (including the effect of additional deductible expenses determined during 2001 with regards to the Company's 2000 amended income tax filings), offset by other tax adjustments of $4 million.

YEAR ENDED DECEMBER 31, 2000 COMPARED WITH YEAR ENDED DECEMBER 31, 1999

     REVENUES. Revenues for the year ended December 31, 2000 increased $71 million, or 5%, to $1,394 million from $1,323 million in 1999.

     WIRELINE:

         Wireline revenues include local service, network access, long distance, directory revenues and other services. Wireline revenues for the year ended December 31, 2000 increased $69 million, to $1,199 million from $1,130 million in 1999.

         Local service revenues include basic voice, telephone and telecommunications equipment rental, value-added services, high-speed private line services, Internet access, public phone service, and deferred installation and activation services. Local service revenues for the year ended December 31, 2000 increased $70 million, or 14%, to $554 million from $484 million in 1999. The increase resulted primarily from increases in revenues from basic rent, ATM private lines, Internet access, high speed private lines, public phones, measured services, and value-added services of $20 million, $17 million, $14 million, $8 million, $6 million, $4 million, and $2 million, respectively.

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

         Network access revenues include services provided to long distance carriers, competitive local exchange carriers, and cellular and paging operators to originate and terminate calls on our network. Network access revenues for the year ended December 31, 2000 increased $41 million, or 12%, to $389 million compared to $348 million for 1999. We received $34 million of additional access revenues from long distance carriers to originate on-island calls, which was the result of our on-island long distance market share loss.

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

         Directory and other revenues include directory publishing rights, telecommunication equipment and billing and collection services to competitor long distance operators. Directory and other revenues for the year ended December 31, 2000 decreased $2 million, or 2%, to $86 million, from $88 million for the year ended December 31, 1999, due mainly to a decrease in equipment sales of $8 million, offset by an increase of $7 million for billing and collection services and other services to carriers of $4 million.

         Also, during 2000 we changed the method of accounting for directory publishing revenues and related expenses from the amortization method to the publication method, which became effective on January 1, 2000. This change resulted in a decrease of approximately $6 million in directory publishing revenues in 2000 as compared to 1999. See Note 3 to the consolidated financial statements for more details related to this accounting change.

     WIRELESS:

         Revenues from cellular and paging services and related equipment sales for the year ended December 31, 2000 increased $2 million, or 1%, to $195 million from $193 million in 1999. Cellular service revenues increased $15 million, or 11%, as a result of the net addition of approximately 50,000 customers versus last year, representing an increase of 18%. Cellular average revenue per customer per month of $38 decreased by $6 as a result of competitive pricing actions and a larger portion of prepaid customers, which have lower average revenue per customer. Prepaid customers increased 31% at December 31, 2000, as compared to the year ended December 31, 1999.

         Paging revenues declined $11 million, or 24%, to $34 million for the year 2000 from $45 million for the prior year. The decrease was due to a reduction of 58,000 customers due to the migration of customers to cellular prepaid plans and postpaid cellular plans with free incoming minutes.

         Other revenues decreased $2 million to $13 million for the year ended December 31, 2000 as compared to 1999. This decrease was mainly due to a reduction of approximately $2 million in paging equipment sales to the government during 2000 as compared to 1999.

         OPERATING COSTS AND EXPENSES. Operating costs and expenses for the year ended December 31, 2000 decreased $3 million to $847 million from the $850 million reported for 1999.

     WIRELINE:

         Wireline expenses for the year ended December 31, 2000 decreased $11 million, or 2%, to $706 million from the $717 million incurred in 1999.

         Labor and benefits expenses decreased $34 million, or 8%, to $373 million from $407 million in 1999, mainly due to decreases in salaries of $27 million and the absence of Hurricane Georges repair and related contractor expenses of $19 million. These decreases were offset in part by an increase in sick leave provision of $10 million and net pension and OPEB's expenses of $5 million. Labor savings were the result of a workforce reduction of 1,342 employees resulting from the 1999 early retirement programs. The 1999 one-time charge related to this program had the effect of increasing 2000 pension and OPEB's expenses.

         Other operating expenses of $333 million for the year ended December 31, 2000, increased $23 million compared to 1999 of $310 million. The increase is due to higher accrued management fees and royalties of $16 million, access charges of $14 million, advertising expense of $5 million, commissions of $2 million and consulting expenses of $2 million. This increase was offset in part by lower cost of equipment sold of $15 million.

    WIRELESS:

         Wireless expenses for the year ended December 31, 2000, increased $8 million, or 6%, to $141 million from the $133 million reported in 1999.

         Labor and benefits increased $10 million, or 40%, to $35 million from $25 million reported in 1999. The principal components of this increase are higher salaries of $7 million, higher medical & life insurance claims of $1 million and higher net pension and OPEB's expenses of $1 million. The increase in salaries is as a result of more fulltime employees.

         Other operating expenses decreased $2 million, or 2%, to $106 million from the $108 million reported in 1999. The principal components of this decrease were reduced outsourced billing and operator services of $5 million and a gain on the sale of assets of $8 million, offset in part by an increase in advertising expense of $4 million, roaming charges of $4 million and commissions of $3 million.

         ESOP COMPENSATION EXPENSE. A $26 million non-cash expense was recorded in the first quarter of 1999 representing the PRTA's grant, with an offsetting credit to paid-in-capital.

         EARLY RETIREMENT PROVISION. The Company offered a voluntary early retirement program to qualified management employees during the fourth quarter of 2000 and recorded a $19 million non-cash provision relating to 95 employees accepting. Early retirement programs were also offered to the entire workforce in 1999. Non-cash provisions of $207 million were recorded for 1,342 employee acceptances.

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

         EQUITY INCOME FROM JOINT VENTURE. Earnings of $2 million were generated from our approximate 25% share in Verizon Information Services, Inc. (formerly AXESA), the largest yellow page publishing company in Puerto Rico. Our share of the earnings commenced in January 2000.

         INCOME TAXES. A $40 million tax provision for the year ended December 31, 2000 reflects a 26% effective tax rate. The difference between the effective and the statutory tax rate of 39%, or $20 million, primarily reflects permanent differences of $8 million related to interest accretion on the Government subscription receivable, which is a capital contribution, additional tax deductions not expensed for financial statement purposes amounting to $9 million (including the effect of additional taxable income and deductible expense information obtained during 2000 with regards to the Company's 1999 original and amended income tax filings), and other tax adjustments of $3 million.

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

         CUMULATIVE EFFECT OF ACCOUNTING CHANGE. The Company changed its method of accounting for directory publishing revenues from the amortization to the publication method, effective January 1, 2000. Under the amortization method revenues were recognized and amortized over the life of the directory, which is generally one year. Under the publication method, revenues are recognized when a directory is published and substantially delivered. The change was made to more accurately reflect the directory publishing cycle. The new method also conforms to revenue recognition practices in the telecommunications and publishing industries. Results for the year ended December 31, 2000 include the initial impact of applying this accounting change recorded as a cumulative effect of an accounting change of $11 million after-tax in the first quarter of 2000.

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

         The effect of adopting SAB 101 resulted in deferring $34 million in activation and installation revenues and costs prior to January 1, 2000 and amortizing them over 5 years for wireline and 3 years for wireless. Because an equal amount of revenue and expense was deferred, there was no impact on net income as a result of the accounting change. This resulted in reducing net revenues and expenses net of amortization for the year ended December 31, 2000 by $29 million. Therefore, this accounting change did not have an effect on our net income for the year ended December 31, 2000. In accordance with SAB 101, the Company restated its quarterly information for 2000.

LIQUIDITY AND CAPITAL RESOURCES

CONSOLIDATED FINANCIAL CONDITION

YEAR ENDED DECEMBER 31, 2001 COMPARED WITH YEAR ENDED DECEMBER 31, 2000



                                       YEARS ENDED DECEMBER 31,
                              -------------------------------------------
                                  2001           2000          CHANGE
                              -----------     -----------     -----------
                                        (DOLLARS IN MILLIONS)
Cash flows from (used in):
    Operations                $       216     $       486     $      (270)
    Investing                        (220)           (207)            (13)
    Financing                           8            (293)            301

OVERALL LIQUIDITY ASSESSMENT

         The Company believes that cash from operations is sufficient to meet working capital needs. While current liabilities exceeded current assets at December 31, 2001, we believe our sources of funds, primarily from operations and to the extent necessary, from readily available external financing arrangements, are sufficient to meet ongoing operating and investing requirements. We expect that presently foreseeable capital requirements will continue to be financed through internally generated funds.

         $300 million of the Company's senior notes mature on May 15, 2002. The Company believes it has more than adequate liquidity and access to capital to refinance the note.

         The Company has a $500 million undrawn revolving credit facility maturing in March 2004, as well as a $100 million working capital facility which matures in June 2002 and is expected to be renewed for another year.

OPERATIONS

         Cash from operations continued to be our primary source of funds. The decrease in cash from operations of $270 million for the year ended December 31, 2001 compared to the same period in 2000 was due primarily to higher disbursements in the following main areas:

o        Management fees and royalties (1999-2000)                              $ 86 million

o        Management fees and royalties (2001)                                     33 million

o        Pension plan contributions                                               69 million

o        Income taxes                                                             49 million

o        Verizon Expatriate expense (1999-2001)                                   18 million

         Management fees and royalties payment for all prior periods were paid in 2001 pursuant to a deferral agreement as part of the Acquisition.

         Pension plan payments increased reflecting higher ERISA funding requirements and a voluntary decision to increase contributions to the high-end of the ERISA minimum requirement based on the projected return on the plan versus borrowing costs and to reduce pension benefit guarantee insurance expenses. The Company funds up to the ERISA minimum, as this is the maximum tax-deductible amount under a ruling granted by the Puerto Rico Treasury Department. Higher funding requirements reflect the need to fund the early retirement programs of recent years. Full year 2001 pension and other post-employment benefits contributions amounted to approximately $176 million.

         The Company became a cash taxpayer for the first time in the first quarter of 2001, resulting in current income tax payments of $15 million and prior year tax disbursements of $34 million.

         The cash disbursement to reimburse Verizon for expatriate expenses since the Acquisition was made in 2001.

INVESTING

         Net cash used in investing activities for the year ended December 31, 2001 was $220 million compared to $207 million for the same period in 2000. The capital expenditure program for 2001 amounted to $241 million, which was financed from internally generated funds.

         We have invested approximately $690 million from the date of the Acquisition through year-end 2001 to expand and enhance our networks. In 2002, we expect to make up to approximately $234 million in capital expenditures.

         A 33% interest in Coqui.net was sold to Popular Inc., a shareholder of the Company, on May 14, 2001 for $16 million.

FINANCING

         Debt, excluding capital leases, increased $27 million in 2001. Borrowings under bank loans, working capital facilities and commercial paper increased from $167 million at December 31, 2000 to $194 million at December 31, 2001. We expect to refinance the $300 million senior notes maturing in May 2002 with commercial paper, bank loans or by issuing new fixed rate senior notes.

         The shareholders' agreement requires the payment of dividends equal to at least 50% of net income, payable quarterly to the extent funds are legally available. During 2001, the Company paid dividends amounting to $58 million corresponding to the first three quarters of the year. Fourth quarter 2001 dividends will be paid during the first quarter of 2002. The senior note indentures and credit facility agreements do not contain dividend restrictions.

         In the Acquisition, the Puerto Rico Telephone Authority ("PRTA") agreed to contribute cash or stock worth a total of $200 million as a capital contribution in even $40 million installments over five years beginning on March 2, 2000 to fund its underfunded pension and other post-employment benefit obligations. Contribution must be in cash for the first two installments and cash or stock of the Company for the last three installments. During the year ended December 31, 2001, $40 million in cash was received for the second installment.

CONTRACTUAL OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS


CONTRACTUAL OBLIGATIONS &
OTHER COMMERCIAL COMMITMENTS:                                  PAYMENTS DUE BY PERIOD
                                        -----------------------------------------------------------------------
                                                        Less Than                                    After 5
(Amounts in Thousands)                     Total         1 year        1-3 Years      4-5 Years        Years
                                        -----------    -----------    -----------    -----------    -----------
Long Term Debt                          $   700,913    $        --    $        --    $   401,047    $   299,866
Pension Benefit Obligations(1)              432,600        109,900        264,100         58,600             --
Current Portion of Long Term Debt(2)        299,991        299,991             --             --             --
Working capital facilities                  100,000        100,000             --             --             --
Commercial Paper                             94,100         94,100             --             --             --
Operating Leases                             45,198          8,710         17,764          2,838         15,886
Capital Lease Obligations                       772            235            522             15             --
                                        -----------    -----------    -----------    -----------    -----------

Total                                   $ 1,673,574    $   612,936    $   282,386    $   462,500    $   315,752
                                        ===========    ===========    ===========    ===========    ===========


(1) Pension obligations represent contributions based on ERISA minimum rules.

(2) The current portion of the senior notes matures on May 15, 2002. We expect to refinance the $300 million senior notes through commercial paper, bank loans or fixed rate senior notes.

YEAR ENDED DECEMBER 31, 2000 COMPARED WITH YEAR ENDED DECEMBER 31, 1999


                                        YEARS ENDED DECEMBER 31,
                              ----------------------------------------------
                                  2000            1999             CHANGE
                              ------------     ------------     ------------
                                          (DOLLARS IN MILLIONS)
Cash flows from (used in):
    Operations                $        486     $        372     $        114
    Investing                         (207)            (279)              72
    Financing                         (293)             (83)            (210)


OVERALL LIQUIDITY ASSESSMENT

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

         Also, in November 2000, we signed a commercial paper dealer agreement of $500 million, of which $7 million was outstanding at December 31, 2000. This agreement calls for the issuance and sale of short-term promissory notes, with maturities up to 365 days through certain dealers. PRTC and Verizon Wireless serve as guarantors of the debt.

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

INTRA-ISLAND LONG DISTANCE ACCESS RATE DISPUTE

         On February 28, 2002, the TRB issued a Resolution and Order with respect to the Company requested reconsideration of the TRB October 10, 2001 order to reduce the access rates the Company charges to long distance carriers to originate and terminate intra-island long distance calls through the Company's network.

         The reconsidered order requires new rates for intra-island access to be implemented through phased rate reductions over four years (rather than 3 years in the October 10 order), and directing PRTC to make a cash refund to end-user customers.

         The prospective access rate reductions (on a two-way basis) are to take place on April 1st of each year as follows:

         April 2002: From 9.3 cents per minute to 7.9 cents per minute April 2003: From 7.9 cents per minute to 6.5 cents per minute April 2004: From 6.5 cents per minute to 5.0 cents per minute April 2005: From 5.0 cents per minute to 2.1 cents per minute

         The April 2005 rate is the same as the year 3 rate in the October 10th order.

         The reconsidered order requires PRTC to pay a $68 million refund to end-user customers. The original order required a $93 million refund. The TRB calculated this amount based on the difference between the 9.3 cents and 7.9 cents rate for TRB estimated traffic from the period April 1, 2000 through March 31, 2002. The refund can be made in 12 quarterly, equal installments starting April 1, 2002.

         The Company plans to file an appeal to the Puerto Rico Circuit Court of Appeals that the TRB made errors of law and procedure in its determination of access charges and its order to make refunds.

         At this preliminary stage it is too early to assess the probability of success in the appeals process. Management believes it's appeal will be well founded and therefore a provision for the retroactive refund is not merited.

PUBLIC TELEPHONE SERVICE PROVIDER DISPUTE

         Telefonos Publicos de Puerto Rico, Inc. ("TPPR") the largest competitive provider of public pay phones in Puerto Rico filed a suit in the U.S. District Court on November 8th, 2001, claiming predatory, exclusionary and anticompetitive acts and seeking damages of $75 million. We have requested a dismissal of the case and no provision has been made as management believes the claim is without merit.

PRICE CAP REGULATION

         The FCC requires that companies which set interstate access rates based on a price cap formula must use the price cap formula for all their affiliates. The price cap formula is based on a plan called Coalition of Affordable Local and Long Distance Service ("CALLS") that used rate-of-return as a basis for setting rates. We were, therefore, required to implement price caps no later than March 2, 2000.

         However, the FCC delayed conversion to price cap regulation until June 30, 2002 and the Company has requested a further extension to June 30, 2003. The FCC has put the request on public notice and for which approval is pending. The net impact of converting from rate-of-return to price cap (CALLS) cannot be determined at this time. The FCC has released a further notice of proposed rulemaking regarding incentive regulation for rate-of-return companies. The company is participating in this proceeding.

INTERSTATE HIGH COST SUBSIDY

         On October 21, 1999, the FCC adopted a new high cost support mechanism, which will result in the phase out of the Company's High Cost Subsidy revenues. These revenues were $48 million in 2000 and $33 million in 2001.

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

         Intangible assets that do not have indefinite lives will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The discontinuation of amortizing goodwill and other long-lived assets will result in reducing annual amortization expense by approximately $14 million for 2002. The Company is required to adopt SFAS No. 142 effective January 1, 2002. The Company is currently evaluating its assets using the fair value approach, performed by an independent appraisal, to determine if there is an impairment exposure and the impact in the Company's results of operations for 2002.

Asset Retirement Obligations

         In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This standard provides the accounting for the cost of legal obligations associated with the retirement of long-lived assets. SFAS No. 143 requires that companies recognize the fair value of a liability for asset retirement obligations in the period in which the obligations are incurred and capitalize that amount as a part of the book value of the long-lived asset. That cost is then depreciated over the remaining life of the underlying long-lived asset. The Company is required to adopt SFAS No. 143 effective January 1, 2003. The adoption of this new standard is not expected to have an impact on the Company's future results of operations or financial position.

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

         The following table summarizes the fair value of our senior notes and interest rate swap at December 31, 2001 and 2000 and provides a sensitivity analysis of the fair values of these instruments assuming a 100 basis point increase or decrease in the yield curve. The sensitivity analysis did not include the fair values of our floating-rate debt since it is not significantly affected by changes in market interest rates.


                                                                  FAIR VALUE
                                                             AT 100 BASIS POINTS
                                                         -----------------------------
                          BOOK VALUE      FAIR VALUE       INCREASE        DECREASE
                         ------------    ------------    ------------     ------------
                                                (In thousands)
December 31, 2001:

   Senior Notes          $    999,757    $  1,001,874    $    969,805     $  1,035,800
   Interest Rate Swap           1,147           1,147          (4,081)           6,635
                         ------------    ------------    ------------     ------------
      Total              $  1,000,904    $  1,003,021    $    965,724     $  1,042,435
                         ============    ============    ============     ============

December 31, 2000:

   Senior Notes          $    999,700    $    971,691    $    934,010     $  1,011,780
   Interest Rate Swap              --              --              --               --
                         ------------    ------------    ------------     ------------

      Total              $    999,700    $    971,691    $    934,010     $  1,011,780
                         ============    ============    ============     ============

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

            TELECOMUNICACIONES DE PUERTO RICO, INC. AND SUBSIDIARIES

        Independent Auditors' Report                                              35

        Consolidated Balance Sheets as of December 31, 2001 and 2000              37

        Consolidated Statements of Operations for the Years Ended December 31,
        2001, 2000 and 1999                                                       38

        Consolidated Statements of Comprehensive Income (Loss) for the Years
        Ended December 31, 2001, 2000 and 1999                                    39

        Consolidated Statements of Changes in Shareholders' Equity for the
        Years Ended December 31, 2001, 2000 and 1999                              40

        Consolidated Statements of Cash Flows for the Years Ended December 31,
        2001, 2000 and 1999                                                       41

        Notes to Consolidated Financial Statements for the Years Ended December
        31, 2001, 2000 and 1999                                                   42

        Schedule II - Valuation and Qualifying Accounts for the Years Ended
        December 31, 2001, 2000 and 1999                                          67

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders of Telecomunicaciones de Puerto Rico,
Inc.:

We have audited the accompanying consolidated balance sheet of Telecomunicaciones de Puerto Rico, Inc. and subsidiaries (the "Company") as of December 31, 2001, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders' equity, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 14 for the year ended December 31, 2001. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Telecomunicaciones de Puerto Rico, Inc. and subsidiaries as of December 31, 2001, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


Ernst & Young LLP
San Juan, Puerto Rico

February 22, 2002

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders of Telecomunicaciones de Puerto Rico,
Inc.:

We have audited the accompanying consolidated balance sheet of Telecomunicaciones de Puerto Rico, Inc. and subsidiaries (the "Company") as of December 31, 2000, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders' equity, and cash flows for each of the two years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14 for each of the two years in the period ended December 31, 2000. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Telecomunicaciones de Puerto Rico, Inc. and subsidiaries as of December 31, 2000, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the 2001 and 2000 basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 3 to the consolidated financial statements, the Company changed its method of accounting for directory-publishing revenues and related expenses effective January 1, 2000, and adopted Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," effective December 31, 2000.


Deloitte & Touche LLP
San Juan, Puerto Rico

March 9, 2001

            TELECOMUNICACIONES DE PUERTO RICO, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)


                                                                            DECEMBER 31,
                                                                    ---------------------------
                                                                       2001             2000
                                                                    -----------     -----------
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                      $    34,797     $    30,834
     Accounts receivable, net of allowance for doubtful accounts
       of $107,436 and $85,713  in 2001 and 2000, respectively          359,914         345,495
     Inventory and supplies, net                                         24,755          28,471
     Prepaid expenses                                                    11,610          10,806
                                                                    -----------     -----------
         Total current assets                                           431,076         415,606
PROPERTY, PLANT AND EQUIPMENT, net                                    1,631,770       1,657,182
INTANGIBLES, net                                                        358,464         366,248
DEFERRED INCOME TAX                                                     221,499         235,118
OTHER ASSETS                                                            105,441          92,647
                                                                    -----------     -----------
TOTAL ASSETS                                                        $ 2,748,250     $ 2,766,801
                                                                    ===========     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
      Short-term debt                                               $   494,335     $   167,244
      Other current liabilities                                         345,203         442,277
                                                                    -----------     -----------
         Total current liabilities                                      839,538         609,521
LONG-TERM DEBT, excluding current portion                               701,441       1,000,237
PENSION AND OTHER POST-EMPLOYMENT BENEFITS                              531,636         556,157
OTHER NON-CURRENT LIABILITIES                                           126,561         103,119
                                                                    -----------     -----------
          Total liabilities                                           2,199,176       2,269,034
                                                                    -----------     -----------

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY                             10,759              --
                                                                    -----------     -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
    Common stock                                                        701,952         700,220
    Deferred ESOP compensation                                          (28,793)        (28,653)
    Subscription receivable                                            (109,959)       (141,323)
    Retained earnings (accumulated deficit)                              53,592          (7,002)
    Accumulated other comprehensive loss                                (78,477)        (25,475)
                                                                    -----------     -----------
          Total shareholders' equity                                    538,315         497,767
                                                                    -----------     -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $ 2,748,250     $ 2,766,801
                                                                    ===========     ===========

The accompanying notes are an integral part of these financial statements.

            TELECOMUNICACIONES DE PUERTO RICO, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)


                                                                            COMPANY                            PREDECESSORS
                                                         -------------------------------------------------     -------------
                                                         FOR THE YEAR      FOR THE YEAR         MARCH 2,         JANUARY 1,
                                                             ENDED            ENDED             THROUGH           THROUGH
                                                          DECEMBER 31,     DECEMBER 31,       DECEMBER 31,        MARCH 1,
                                                              2001             2000               1999             1999
                                                         -------------     -------------     -------------     -------------
REVENUES:
  Local services                                         $     564,165     $     554,171     $     404,451     $      79,277
  Long distance services                                       185,720           170,132           161,998            48,613
  Access services                                              354,736           389,115           298,563            49,517
  Cellular services                                            178,156           148,183           112,179            20,428
  Paging services                                               14,906            33,795            36,478             8,202
  Directory services                                            20,292            20,828            22,093             4,910
  Other services and sales                                      78,425            77,355            66,897             9,505
                                                         -------------     -------------     -------------     -------------
        Total revenues                                       1,396,400         1,393,579         1,102,659           220,452
                                                         -------------     -------------     -------------     -------------

OPERATING COSTS AND EXPENSES:
  Labor and benefits                                           384,231           407,912           349,257            82,723
  Other operating expenses                                     442,442           437,566           362,260            55,566
  Early retirement and voluntary separation provision           51,971            19,342           203,187             4,226
  ESOP government grant                                             --                --                --            26,100
  Depreciation and amortization                                270,974           298,452           241,974            50,393
                                                         -------------     -------------     -------------     -------------
        Total operating costs and expenses                   1,149,618         1,163,272         1,156,678           219,008
                                                         -------------     -------------     -------------     -------------

OPERATING INCOME (LOSS)                                        246,782           230,307           (54,019)            1,444
                                                         -------------     -------------     -------------     -------------

OTHER INCOME (EXPENSE):
  Interest (expense) income, net                               (60,679)          (76,529)          (65,127)              407
  Asset impairment charge                                       (1,300)               --                --                --
  Equity income from joint venture                               2,966             2,000                --                --
  Minority interest in consolidated subsidiary                     195                --                --                --
                                                         -------------     -------------     -------------     -------------
        Total other income (expense), net                      (58,818)          (74,529)          (65,127)              407
                                                         -------------     -------------     -------------     -------------

INCOME (LOSS) BEFORE INCOME TAX
  EXPENSE (BENEFIT)                                            187,964           155,778          (119,146)            1,851

INCOME TAX EXPENSE (BENEFIT)                                    69,508            40,356           (46,453)               --
                                                         -------------     -------------     -------------     -------------

INCOME (LOSS) BEFORE EXTRAORDINARY
  CHARGE AND CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE                                            118,456           115,422           (72,693)            1,851

EXTRAORDINARY CHARGE-
  DISCONTINUANCE OF REGULATORY
  ACCOUNTING, net of income tax benefit of $38,750                  --                --           (60,500)               --
                                                         -------------     -------------     -------------     -------------

INCOME (LOSS) BEFORE CUMULATIVE EFFECT
  OF ACCOUNTING CHANGE                                         118,456           115,422          (133,193)            1,851

CUMULATIVE EFFECT OF ACCOUNTING
  CHANGE, net of income tax provision of $6,885                     --            10,769                --                --
                                                         -------------     -------------     -------------     -------------

NET INCOME (LOSS)                                        $     118,456     $     126,191     $    (133,193)    $       1,851
                                                         =============     =============     =============     =============


The accompanying notes are an integral part of these financial statements.

            TELECOMUNICACIONES DE PUERTO RICO, INC. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                 (In thousands)



                                                          COMPANY                      PREDECESSORS
                                        --------------------------------------------   ------------
                                        FOR THE YEAR    FOR THE YEAR      MARCH 2,       JANUARY 1,
                                           ENDED           ENDED         THROUGH          THROUGH
                                        DECEMBER 31,    DECEMBER 31,    DECEMBER 31,      MARCH 1,
                                           2001            2000            1999            1999
                                        -----------     -----------     ------------   ------------
NET INCOME (LOSS)                       $   118,456     $   126,191     $  (133,193)    $     1,851
Minimum pension liability adjustment        (53,002)        (25,475)          9,903           2,369
                                        -----------     -----------     -----------     -----------
COMPREHENSIVE INCOME  (LOSS)            $    65,454     $   100,716     $  (123,290)    $     4,220
                                        ===========     ===========     ===========     ===========

The accompanying notes are an integral part of these financial statements.

            TELECOMUNICACIONES DE PUERTO RICO, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                 (In thousands)

                                                                                                           ACCUMULATED
                                                                                                             RETAINED
                                                         ADDITIONAL    DEFERRED                               OTHER
                                               COMMON     PAID-IN        ESOP      SUBSCRIPTION  EARNINGS COMPREHENSIVE
                                               STOCK      CAPITAL    COMPENSATION   RECEIVABLE  (DEFICIT)      LOSS        TOTAL
                                              --------  -----------  ------------  ------------ --------- ------------- -----------
PREDECESSORS:
BALANCE, DECEMBER 31, 1998                    $      6  $ 1,835,800   $       --   $       --   $      --   $ (23,122)  $ 1,812,684

  Net income, January 1, 1999 to March 1,
     1999                                           --           --           --           --       1,851          --         1,851
  Dividends and return of capital                   --      (98,811)          --           --      (1,851)         --      (100,662)
  Capital contributions                             --      110,577           --           --          --          --       110,577
  Special dividend                                  --   (1,570,182)          --           --          --          --    (1,570,182)
  Shares of common stock contributed to
     the ESOP                                       --       26,100      (26,100)          --          --          --            --
  Minimum pension liability adjustment              --           --           --           --          --       2,369         2,369
                                              --------  -----------   ----------   ----------   ---------   ---------   -----------
BALANCE, MARCH 1, 1999                        $      6  $   303,484   $  (26,100)  $       --   $      --   $ (20,753)  $   256,637
                                              ========  ===========   ==========   ==========   =========   =========   ===========
COMPANY:
BALANCE, MARCH 1, 1999                        $     --  $        --   $       --   $       --   $      --   $      --   $        --

  Acquisition by GTE and Popular Inc.
     and partial step-up accounting            530,876           --      (26,100)          --          --      (9,903)      494,873
  ESOP capital contribution                      8,700           --       (8,700)          --          --          --            --
  Contribution receivable from PRTA            159,708           --           --     (159,708)         --          --            --
  Net loss, March 2, 1999 to December 31,
     1999                                           --           --           --           --    (133,193)         --      (133,193)
  Accretion of discount on subscription
      receivable                                    --           --           --      (10,655)         --          --       (10,655)
  Release of ESOP shares                            --           --        8,700           --          --          --         8,700
  Minimum pension liability adjustment              --           --           --           --          --       9,903         9,903
                                              --------  -----------   ----------   ----------   ---------   ---------   -----------
BALANCE, DECEMBER 31, 1999                     699,284           --      (26,100)    (170,363)   (133,193)         --       369,628

  Net income                                        --           --           --           --     126,191          --       126,191
  Accretion of discount on subscription
    receivable                                      --           --           --      (10,960)         --          --       (10,960)
  PRTA capital contribution                         --           --           --       40,000          --          --        40,000
  Advance to ESOP                                   --           --       (3,320)          --          --          --        (3,320)
  Release of ESOP shares                           936           --          767           --          --          --         1,703
  Minimum pension liability adjustment              --           --           --           --          --     (25,475)      (25,475)
                                              --------  -----------   ----------   ----------   ---------   ---------   -----------
BALANCE, DECEMBER 31, 2000                     700,220           --      (28,653)    (141,323)     (7,002)    (25,475)      497,767

  Net income                                        --           --           --           --     118,456          --       118,456
  Dividends paid                                    --           --           --           --     (57,862)         --       (57,862)
  Accretion of discount on subscription
    receivable                                      --           --           --       (8,636)         --          --        (8,636)
  PRTA capital contribution                         --           --           --       40,000          --          --        40,000
  Release of ESOP shares                         1,732           --        1,420           --          --          --         3,152
  Advance to ESOP                                   --           --       (1,535)          --          --                        --
  Other ESOP contribution                           --           --          (25)          --          --          --           (25)
  Minimum pension liability adjustment              --           --           --           --          --     (53,002)      (53,002)
                                              --------  -----------   ----------   ----------   ---------   ---------   -----------
BALANCE, DECEMBER 31, 2001                    $701,952  $        --   $  (28,793)  $ (109,959)  $  53,592   $ (78,477)  $   538,315
                                              ========  ===========   ==========   ==========   =========   =========   ===========

The accompanying notes are an integral part of these financial statements.

            TELECOMUNICACIONES DE PUERTO RICO, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)



                                                                                       COMPANY                      PREDECESSORS
                                                                    --------------------------------------------    -------------
                                                                    FOR THE YEAR    FOR THE YEAR      MARCH 2,       JANUARY 1,
                                                                       ENDED           ENDED          THROUGH         THROUGH
                                                                    DECEMBER 31,    DECEMBER 31,    DECEMBER 31,      MARCH 1,
                                                                        2001           2000             1999            1999
                                                                    ------------    ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                 $    118,456    $    126,191    $   (133,193)   $      1,851
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
    Depreciation and amortization                                        270,974         298,452         241,974          50,393
    Provision for uncollectible accounts                                  73,422          82,759          73,386           6,676
    Asset impairment charge                                                1,300              --              --              --
    Deferred income tax                                                   13,619          21,441         (46,453)             --
    Cumulative effect of accounting change                                    --         (10,769)             --              --
    Extraordinary charge                                                      --              --          60,500              --
    Accretion of discount on subscription receivable                      (8,636)        (10,960)        (10,655)             --
    Equity income from joint venture                                      (2,966)         (2,000)             --              --
    Early retirement and voluntary separation provision                   51,971          19,342         203,187              --
    ESOP compensation grant                                                   --              --              --          26,100
    Release of ESOP shares                                                 3,152           1,703           8,700              --
    Gain on sale of subsidiary stock                                      (5,413)             --              --              --
    Minority interest in consolidated subsidiary                            (195)             --              --
    Changes in assets and liabilities:
        Accounts receivable                                              (87,841)        (88,165)        (60,944)        (21,172)
        Inventory and supplies                                             3,716           2,899           9,428          (1,306)
        Prepaid expenses and other assets                                (15,265)        (40,008)         (7,018)          2,374
        Other current and non-current liabilities                       (200,437)         84,633         (22,783)         (9,059)
                                                                    ------------    ------------    ------------    ------------
              Net cash provided by operating activities                  215,857         485,518         316,129          55,857
                                                                    ------------    ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures, including removal costs                        (246,329)       (213,137)       (240,117)        (33,237)
   Net salvage on retirements and other                                   10,342           6,236          14,150              73
   Proceeds from sale of subsidiary stock                                 16,367              --              --              --
   Acquisition of Internet Service Provider                                   --              --         (20,440)             --
                                                                    ------------    ------------    ------------    ------------
              Net cash used in investing activities                     (219,620)       (206,901)       (246,407)        (33,164)
                                                                    ------------    ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Capital contribution                                                   40,000          40,000              --         110,577
   Advance to ESOP                                                        (1,560)         (3,320)             --              --
   ESOP contribution                                                          --              --              --         (26,100)
   Net issuance (repayments) of short-term debt, including
      capital leases                                                      27,148        (329,945)        (96,767)      1,583,044
   Dividends Paid                                                        (57,862)             --              --         (83,116)
   Special PRTA Dividend                                                      --              --              --      (1,570,182)
                                                                    ------------    ------------    ------------    ------------
              Net cash provided by (used in) financing activities          7,726        (293,265)        (96,767)         14,223
                                                                    ------------    ------------    ------------    ------------

NET (DECREASE) INCREASE IN CASH
  AND CASH EQUIVALENTS                                                     3,963         (14,648)        (27,045)         36,916
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                                               30,834          45,482          72,527          35,611
                                                                    ------------    ------------    ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $     34,797    $     30,834    $     45,482    $     72,527
                                                                    ============    ============    ============    ============

The accompanying notes are an integral part of these financial statements.

TELECOMUNICACIONES DE PUERTO RICO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------

1.       BUSINESS

         Telecomunicaciones de Puerto Rico, Inc. (the "Company") holds 100% of the common stock of Puerto Rico Telephone Company, Inc. ("PRTC"), Verizon Wireless Puerto Rico, Inc. ("Verizon Wireless") (formerly Celulares Telefonica, Inc. ("CT")) and Datacom Caribe, Inc. ("Datacom"). The Company also holds a 67% interest in Coqui.net Corporation ("Coqui.net") (formerly Coqui.com Corporation). The Company is the largest telecommunications service provider in Puerto Rico. PRTC, a Puerto Rico Corporation, is the incumbent local exchange carrier for the island of Puerto Rico. Wireline service is provided by PRTC and cellular and paging service is provided by Verizon Wireless. The Company's dial-up Internet access service is provided by Coqui.net.

         GTE Corporation ("GTE") acquired a 40% interest in and management control over the Company on March 2, 1999 in the privatization of the Company from the Commonwealth of Puerto Rico (the "Acquisition"). GTE and Bell Atlantic Corporation merged on June 30, 2000 to form Verizon Communications Inc. ("Verizon"). On January 25, 2002, Verizon acquired an additional 12% interest in the Company. As a result, the Company is a direct affiliate of Verizon.

         A 33% interest in Coqui.net was sold to Popular Inc., a shareholder of the Company, on May 14, 2001 for $16 million at a $5 million after-tax gain, which is included in the Company's results of operations for the year ended December 31, 2001. Prior to the sale, Coqui.net was a wholly owned subsidiary of the Company.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION

         The financial statements of the Predecessors for the two-month period ended March 1, 1999, reflect the historical cost of their assets and liabilities and results of their operations prior to completion of the Acquisition and are referred to as the Predecessors' financial statements. Accordingly, the accompanying financial statements of the Predecessors and the Company are not comparable in all material respects, since the Company's financial condition, results of operations, and cash flows use a new accounting basis. The Company is a holding company with no assets or operations other than its investment in its subsidiaries. PRTC and Verizon Wireless are wholly owned subsidiaries of the Company, and fully and unconditionally guarantee payment of the senior notes and the commercial paper.

         PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Company and its controlled subsidiary companies, which are wholly owned or majority owned. All significant intercompany accounts and transactions have been eliminated.

         USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

         PROPERTY, PLANT AND EQUIPMENT AND DEPRECIATION

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

         The Company's depreciation expense is principally based on the composite group remaining life method and straight-line composite rates. This method provides for the recognition of the cost of the remaining net investment in telephone plant, less anticipated net salvage value, over the remaining asset lives. Also, this method requires a periodic evaluation of the average remaining useful lives related to the expected recoverability of the carrying value of assets based on changes in technology, environmental factors, the federal and local regulatory environment, and other competitive forces. Effective on January 1, 2001, the Company changed its accounting estimates relating to depreciation. Refer to Note 5 to the consolidated financial statements for further details.

         INTANGIBLE ASSETS

         Intangible assets consist principally of goodwill, trade names, wireline concessions, cellular licenses, customer base and software licenses.

         As a result of the Acquisition in 1999, the Company recorded goodwill and other long-term intangible assets of $336 million, which are amortized on a straight-line basis over 25 years. A Wireless customer base intangible of $13 million was also created with the Acquisition. At December 31, 2001, the wireless customer base has been fully amortized. Effective January 1, 2002, the Company will adopt SFAS No. 142 and therefore will discontinue the amortization of goodwill and other long-lived assets. Refer to Note 4 to the consolidated financial statements for further information.

         During December 1999, the Company recorded goodwill of $21 million and a customer base intangible of $3 million relating to the acquisition of Datacom Caribe, Inc., an Internet service provider. These intangible assets are amortized on a straight-line basis over 10 and 4 years, respectively.

         SOFTWARE COSTS

         The Company defers and amortizes software development project costs over a five-year period beginning with the project completion.

         ADVERTISING COSTS

         The Company expenses advertising costs as incurred, and recorded advertising costs of $20 million and $23 million in 2001 and 2000, respectively.

         EMPLOYEE BENEFIT PLANS

         Pension and post-employment health care and life insurance benefits earned as well as interest on projected benefit obligations are accrued currently. Prior service costs and credits resulting from changes in plan benefits are amortized over the average remaining service period of the employees expected to receive the benefits.

         IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS

         Assets are assessed for impairment when changes in circumstances indicate that their carrying values are not recoverable. Under SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," a determination of impairment, if any, is made based on estimated cash flows, salvage value or expected net sales proceeds. Losses are recognized in circumstances where an impairment exists, at the amount by which the carrying value of assets exceeds fair value. Fair value is determined based on quoted market prices, if not available, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flows and fundamental analysis.

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

         In December 2001, the Company recorded an impairment charge of $1.3 million related to its paging business. In addition, in November 2001, the company recorded a write-off charge of $2.2 million related to its wireless brand name intangible. This resulted from the change of name of the Company's wireless business from Celulares Telefonica to Verizon Wireless.

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

         INTEREST RATE RISK

         The Company uses interest rate swap agreements to manage exposures to changes in the fair value of its senior notes to achieve a targeted mix of fixed and variable rate debt. The Company does not hold interest rate swap for trading purpose. Interest rate swaps are marked-to-market in the consolidated balance sheet as a component of other assets.

         MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY

         The minority interest in the consolidated balance sheet reflects Popular Inc.'s net investment in Coqui.net at year-end.

         RECLASSIFICATIONS

         Reclassifications of prior periods' data have been made to conform to the current year's presentation.

3.       ACCOUNTING CHANGE AND ADOPTION OF SEC STAFF ACCOUNTING BULLETIN

         The Company changed its method of accounting for directory publishing revenues from the amortization to the publication method, effective January 1, 2000. Under the amortization method, revenues were recognized and amortized over the life of the directory, which is generally one year. Under the publication method, revenues are recognized when a directory is published and substantially delivered. The change was made to more accurately reflect the directory publishing cycle. The new method also conforms to revenue recognition practices in the telecommunications and publishing industries. Results for the year ended December 31, 2000 include the initial impact of applying this accounting change recorded as a cumulative effect of an accounting change of $11 million after-tax in the first quarter of 2000.

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

         The effect of adopting SAB 101 resulted in deferring $34 million in activation and installation revenues and costs prior to January 1, 2000 and amortizing them over 5 years for wireline and 3 years for wireless. Because an equal amount of revenue and expense was deferred, there was no impact on net income for the accounting change. This resulted in a reduction in revenues and expenses during 2000 net of current year amortization of $29 million. In accordance with SAB 101, the Company restated quarterly information for 2000 (See Note 22).

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

         Intangible assets that do not have indefinite lives will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The discontinuation of amortizing goodwill and other long-lived assets will result in reducing annual depreciation and amortization expense by approximately $14 million for 2002. The Company will adopt SFAS No. 142 effective January 1, 2002. The Company is currently evaluating its assets using the fair value approach, performed by an independent appraisal, to determine if there is an impairment exposure and the impact in the Company's results of operations for 2002.

         ASSET RETIREMENT OBLIGATIONS

         In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This standard provides the accounting for the cost of legal obligations associated with the retirement of long-lived assets. SFAS No. 143 requires that companies recognize the fair value of a liability for asset retirement obligations in the period in which the obligations are incurred and capitalize that amount as a part of the book value of the long-lived asset. That cost is then depreciated over the remaining life of the underlying long-lived asset. The Company is required to adopt SFAS No. 143 effective January 1, 2003. The adoption of this new standard is not expected to have an impact on the Company's future results of operations or financial position.

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

5.       PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consist of:



                                                  USEFUL    DECEMBER 31,  DECEMBER 31,
                                               LIVES (YRS)     2001           2000
                                               ----------  ------------   ------------
                                                                (In thousands)

Outside plant                                        7.2   $  1,978,670   $  1,896,549
Central office and transmission equipment            4.6      1,228,540      1,159,474
Equipment and other                                  3.7        357,885        374,771
Buildings                                           19.0        334,307        325,328
Land                                                 N/A         25,309         22,912
                                                           ------------   ------------
     Gross plant in service                                   3,924,711      3,779,034
Less accumulated depreciation                                 2,407,760      2,222,890
                                                           ------------   ------------
     Net plant in service                                     1,516,951      1,556,144
Construction in progress                                        114,819        101,038
                                                           ------------   ------------
     Total                                                 $  1,631,770   $  1,657,182
                                                           ============   ============

         Effective on January 1, 2001, the Company changed its accounting estimates relating to depreciation. The composite rate for outside plant was revised resulting in an increase in the useful life of the remaining balance of assets from 5.7 to 7.2 years. This reflects our change in network modernization plans, the current economic environment and its impact on competition and a high level analysis of lives used by other telephone companies. Additionally, the Company has been recording depreciation in excess of capital expenditures from 1999 through year-end 2001.

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

         These changes resulted in decreasing depreciation expense by approximately $27 million for the year ended December 31, 2001.

6.       INTANGIBLES

         Intangibles consist of:


                                    DECEMBER 31, 2001                          DECEMBER 31, 2000
                        ------------------------------------------   ------------------------------------------
(In thousands)              Cost         Acc Dep.      Book Value       Cost          Acc Dep.      Book Value
                        ------------   ------------   ------------   ------------   ------------   ------------

Goodwill                $    204,082   $     25,988   $    178,094   $    204,563   $     15,977   $    188,586
Wireline concession           96,000         10,880         85,120         96,000          7,040         88,960
FCC Cellular licenses         30,361          6,506         23,855         30,361          4,608         25,753
Trade names                   48,400          5,485         42,915         50,900          3,732         47,168
Customer base                 15,544         14,112          1,432         15,544         11,869          3,675
Software licenses             35,501          8,453         27,048         14,072          2,489         11,583
Other                            500            500             --            900            377            523
                        ------------   ------------   ------------   ------------   ------------   ------------
       Total            $    430,388   $     71,924   $    358,464   $    412,340   $     46,092   $    366,248
                        ============   ============   ============   ============   ============   ============


         The cellular brand name intangible was written off in the fourth quarter of 2001 (cost of $2.5 million, book value of $2.2 million) as a result of the name change from Celulares Telefonica to Verizon Wireless.

7.       OTHER ASSETS

         Other assets consist of:



                                              DECEMBER 31,    DECEMBER 31,
                                                  2001            2000
                                              ------------    ------------
                                                    (In thousands)
Deferred activation and installation costs    $     49,744    $     28,715
Notes receivable-equipment sales                    21,394          23,672
Deferred pension asset                              15,010          17,700
Deferred financing costs, net                        5,044           6,531
Other deferred costs                                 6,205          10,226
Interest rate swap                                   1,147              --
Investment in Verizon Information Services           4,119           2,000
Other assets                                         2,778           3,803
                                              ------------    ------------
     Total                                    $    105,441    $     92,647
                                              ============    ============

8.       PENSION PLAN

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

         Health care and life insurance benefits are provided to former employees who reach normal retirement age or receive this benefit under an early retirement program. The following table sets forth the status of the plans, the actuarial assumptions and the amounts in the financial statements as of December 31, 2001 and 2000:

(In thousands)

                                      PENSION AND LUMP SUM BENEFITS      POST-RETIREMENT BENEFITS
                                      -----------------------------     -----------------------------
                                      FOR THE YEAR     FOR THE YEAR     FOR THE YEAR     FOR THE YEAR
                                         ENDED            ENDED           ENDED             ENDED
                                      DECEMBER 31,     DECEMBER 31,     DECEMBER 31,     DECEMBER 31,
                                         2001             2000             2001             2000
                                      ------------     ------------     ------------     ------------
Change in benefit obligation:
  Benefit obligation at beginning
     of period                        $    899,523     $    856,047     $    290,426     $    250,226
  Service cost                              16,482           17,079            5,098            4,158
  Interest cost                             67,820           67,152           22,908           20,899
  Actuarial loss                            25,497            7,381           97,519           29,461
  Amendments-ERWs                           33,220           17,354            1,829              712
  Amendments-Other                              --            7,833               --               --
  Benefits paid                            (73,594)         (73,323)         (20,564)         (15,030)
                                      ------------     ------------     ------------     ------------
  Benefit obligation at end of
     period                           $    968,948     $    899,523     $    397,216     $    290,426
                                      ------------     ------------     ------------     ------------
Change in plan assets:
  Fair value of plan assets at
     beginning of period                   579,675          573,720               --               --
  Actual return on plan assets             (38,331)         (13,091)              --               --
  Employer contributions                   154,651           91,646               --               --
  Benefits paid                            (72,766)         (72,600)              --               --
                                      ------------     ------------     ------------     ------------
  Fair value of plan assets at end
     of period                        $    623,229     $    579,675               --               --
                                      ------------     ------------     ------------     ------------

Funded status                             (345,719)        (319,848)        (397,216)        (290,426)
Unrecognized (gain) loss                    76,471          (44,946)         168,811           74,654
Unrecognized prior service cost             26,353           30,694            5,636            6,532
Unrecognized net transition
  obligation                                 2,782            3,423           24,733           26,935
                                      ------------     ------------     ------------     ------------
Net amount recognized                 $   (240,113)    $   (330,677)    $   (198,036)    $   (182,305)
                                      ============     ============     ============     ============
Balance sheet amounts consist of:
  Accrued benefit liability           $   (333,600)    $   (373,852)    $   (198,036)    $   (182,305)
  Other asset (Note 7)                      15,010           17,700               --               --
  Accumulated other comprehensive
     loss                                   78,477           25,475               --               --
                                      ------------     ------------     ------------     ------------
Net amount recognized                 $   (240,113)    $   (330,677)    $   (198,036)    $   (182,305)
                                      ============     ============     ============     ============

                                                                     PENSION AND LUMP
                                                                       SUM BENEFITS               POST-RETIREMENT BENEFITS
                                                                ---------------------------     ---------------------------
                                                                   2001            2000            2001            2000
                                                                -----------     -----------     -----------     -----------

Weighted-average assumptions as of December 31 of each year:
Discount rate                                                          7.25%           7.75%           7.25%           7.75%
Rate of compensation increase                                          5.00%           5.00%           5.00%           5.00%
Expected return on plan assets                                         9.25%           9.25%            n/a             n/a

         The health-care cost trend rate used to measure the December 31, 2000 liability was 5%. The rate used to measure the December 31, 2001 liability was 10% in the first year, decreasing by 1% each year to an ultimate rate of 5%. The $97.5 million actuarial loss for 2001 is principally due to the assumed increase in the healthcare trend rate, as well as a reduction in the discount rate of 0.5%.

         A plan amendment is any change to the provisions of the plan. This includes early retirement windows and negotiated benefit level increases, among others. For 2001, the plan amendments relate to early retirement windows.

         The actuarial loss for 2001 resulted from a change in the assumed trend rate, participants retiring earlier than expected mainly due to early retirement windows, the decrease in the discount rate and higher than expected medical claims, resulting from higher medical costs and higher utilization.

         An additional minimum pension liability related to the Pension Fund for Hourly Employees of Puerto Rico (the "Hourly Plan") was recorded at December 31, 2001 and 2000. This amount represents the excess of accumulated benefit obligations over the fair value of plan assets and accrued liabilities. A deferred pension asset was recorded for unrecognized prior service costs. At December 31, 2001, since the deferred pension asset recognized did not exceed the unrecognized prior service cost, the excess liability was recorded as a separate reduction to shareholders' equity and was classified as "Accumulated Other Comprehensive Loss."

         In the Acquisition agreement, the PRTA agreed to contribute cash or stock worth a total of $200 million as a capital contribution in even $40 million installments over five years beginning on March 2, 2000. The Company will use the $200 million to fund its underfunded pension and other post-employment benefit obligations. The contribution must be in cash for the first two installments and cash or stock of the Company for the last three installments. During the year ended December 31, 2001, $40 million in cash was received for the second installment. Future receipts have been recorded at their discounted present value of $159.7 million (at a 8% discount rate) as a specific component of shareholders' equity in 1999.

         Net pension and other post-employment benefit expenses for the years 2001, 2000 and 1999 includes the following components (in thousands):



                                                              COMPANY                         PREDECESSORS
                                           ----------------------------------------------     ------------
                                                                               FOR THE 1999 PERIOD ENDED
                                           FOR THE YEAR     FOR THE YEAR     ----------------------------
                                              ENDED            ENDED           MARCH 2         JANUARY 1,
                                           DECEMBER 31,     DECEMBER 31,       THROUGH          THROUGH
                                               2001             2000         DECEMBER 31,       MARCH 1,
                                           ------------     ------------     ------------     ------------
PENSION BENEFIT EXPENSES:

Service cost                               $     16,482     $     17,079     $     18,968     $      3,663
Interest cost                                    67,820           67,152           51,694            8,830
Expected return on plan assets                  (58,168)         (54,677)         (38,645)          (7,588)
Net amortization and deferral                     5,561            1,461            4,262            1,446
Effect of early retirement program               33,220           17,354          182,591               --
                                           ------------     ------------     ------------     ------------
Total                                      $     64,915     $     48,369     $    218,870     $      6,351
                                           ============     ============     ============     ============

OTHER POST-EMPLOYMENT BENEFIT EXPENSES:

Service cost                               $      5,098     $      4,158     $      4,793     $        849
Interest cost                                    22,908           20,900           13,706            2,059
Net amortization and deferral                     6,461            5,495            4,162            1,176
Effect of early retirement program                1,829              712           11,289               --
                                           ------------     ------------     ------------     ------------
Total                                      $     36,296     $     31,265     $     33,950     $      4,084
                                           ============     ============     ============     ============

         EARLY RETIREMENT AND VOLUNTARY SEPARATION PROVISION

         The Company recorded a total of $52 million for early retirement and voluntary separation programs during 2001 involving 567 employees associated with four separate offerings as summarized in the table below:


                                                     PERIOD          EMPLOYEE      PRE-TAX         PER CAPITA
           PROGRAM                   OFFER DATE     RECORDED        ACCEPTANCE     CHARGE            AMOUNT
---------------------------------    ----------    ----------       ----------   ------------    ------------
                                                                                       (In thousands)
Company wide- non-union employees
   Early retirement program          4th Q 2000    1st Q 2001              13    $      3,846    $        296

Customer Contact Organization-
  non-union employees
   Early retirement program          1st Q 2001    2nd Q 2001              19    $      5,520    $        291
   Voluntary separation program      1st Q 2001    2nd Q 2001              52    $      1,634    $         31

Company wide- disabled employees
   Early retirement program(1)       4th Q 1999    3rd Q 2001              29    $      5,400    $        186

Company wide-
   Early retirement program          4th Q 2001    4th Q 2001              82    $     22,800    $        278
   Voluntary separation program      4th Q 2001    4th Q 2001             372    $     12,771    $         34
                                                                    ---------    ------------
Total 2001 Charge                                                         567    $     51,971
                                                                    =========    ============

(1) These 29 people were initially determined not to be eligible for the program. In the third quarter of 2001, a qualified physician revaluated their disability status and determined that they were qualified for the program.

         The Company offered a voluntary early retirement program to qualified management employees during the fourth quarter of 2000 and recorded a $19 million non-cash provision relating to 95 employees accepting. Early retirement programs were also offered to the entire workforce in 1999. Non-cash provisions of $207 million were recorded for 1,342 employee acceptances.

9.       DEFERRED ESOP COMPENSATION

         The Employee Stock Ownership Plan ("ESOP") acquired a 3% interest in the Company in 1999 with a $26 million, twenty-year note borrowed from the Company to establish a contributory investment fund for employees. The ESOP only invests in Company shares. Shares are maintained in a suspense account until released to participants. The yearly release of shares to participants is based on the greater of participant contributions plus a Company match of 30% up to 5% of wages or a minimum based on an amortization schedule. The minimum is based on the ratio of annual debt service to total debt service multiplied by the initial 750,000 shares.

         The ESOP obtained a $2 million and $3 million advance from the Company in 2001 and 2000, respectively, that was used to purchase Company shares from retired employees. The capital contribution was reflected as additional deferred ESOP compensation in equity.

         Compensation expense is recorded based on the release of shares at market value, based on an independent appraisal performed annually. The ESOP released approximately 40,800 and 22,000 shares in 2001 and 2000, respectively. This release resulted in compensation expense of $3 million and $2 million, respectively, reflecting the market value of the shares. The release of shares, based upon the per share price established at the Acquisition, amounted to $1.4 million and $0.8 million for December 31, 2001 and 2000, respectively, which is reflected as a reduction of deferred ESOP compensation in equity.

10.      OTHER CURRENT LIABILITIES

         Other current liabilities consist of:



                             DECEMBER 31,    DECEMBER 31,
                                 2001            2000
                             ------------    ------------
                                    (In thousands)

Accounts payable             $    155,763    $    149,700
Accrued expenses                   54,184         157,989
Employee benefit accruals          57,770          45,307
Carrier payables                   36,774          38,843
Taxes                              32,432          42,063
Interest                            8,280           8,375
                             ------------    ------------
     Total                   $    345,203    $    442,277
                             ============    ============

11.      DEBT

         Debt consists of:


                                   DECEMBER 31,    DECEMBER 31,
                                       2001            2000
                                   ------------    ------------
                                           (In thousands)
Senior notes
   Due May 15, 2002 at 6.15%       $    299,991    $    299,967
   Due May 15, 2006 at 6.65%            399,900         399,881
   Due May 15, 2009 at 6.80%            299,866         299,852
Interest rate swap                        1,147              --
Working capital credit facility         100,000              --
Commercial paper                         94,100           7,000
Bank notes                                   --         160,000
Capital leases                              772             781
                                   ------------    ------------
     Total                            1,195,776       1,167,481
Less short-term debt                    494,335         167,244
                                   ------------    ------------
Long-term debt                     $    701,441    $  1,000,237
                                   ============    ============


         The 2002 senior notes are classified as short-term debt. The senior notes, commercial paper, working capital facility, and bank notes are unsecured and non-amortizing. PRTC and Verizon Wireless are guarantors of these debt instruments.

         The Company has a $500 million commercial paper program, which is backed by a bank note facility, with maturities not to exceed 365 days. The commercial paper dealer agreement was signed in November 2000. The bank note is a syndicated five-year revolving facility expiring in March 2004. Amounts outstanding under this facility bear interest at a rate of 32.5 basis points over six months LIBOR. The bank note credit agreement includes financial covenants, the most significant being that the outstanding principal balance will not exceed four times adjusted Earnings Before Interest, Taxes, Depreciation, and Amortization ("EBITDA"), as defined in the facility agreement.

         The Company also has a $100 million working capital facility with two banks for $50 million each. Amounts outstanding under this facility bear interest at a rate of 30 basis points over LIBOR. This facility was renewed in June 2001 with a term of one year and is expected to be renewed for another year. At December 31, 2001, the Company had $100 million outstanding under this working capital facility.

         The Company entered into an interest rate swap contract on August 31, 2001 at a notional amount of $150 million. The purpose of the swap is to hedge against changes in the fair value of the Company's senior notes to achieve a targeted mix of fixed and variable rate debt. The swap receives interest at a fixed rate of 6.65% and pays interest at a variable rate equal to six month LIBOR plus approximately 170 basis points, with semiannual settlements and interest rate reset dates every May 15 and November 15 until maturity of the May 15, 2006 senior note. The swap was entered into "at market" and as a result, there was no exchange of premium at the initial date of the swap. The Company designates the swap as a hedge of the changes in fair value of the senior note due to changes in the designated benchmark interest rate. PRTC and Verizon Wireless are guarantors of the interest rate swap.

         Aggregate maturities of the senior notes are as follows (in thousands):



 YEAR                                                AMOUNT
 ----                                             ------------
2002                                              $    300,000
2006                                                   400,000
2009                                                   300,000
                                                  ------------
  Total                                           $  1,000,000
                                                  ============

12.      OTHER NON-CURRENT LIABILITIES

         Other non-current liabilities consist of:


                                                  DECEMBER 31,   DECEMBER 31,
                                                     2001            2000
                                                 ------------    ------------
                                                       (In thousands)

Customer deposits                                $     27,911    $     29,572
Deferred activation and installation revenues          49,744          28,715
Other liabilities                                      48,906          44,832
                                                 ------------    ------------
     Total                                       $    126,561    $    103,119
                                                 ============    ============

13.      SHAREHOLDERS' EQUITY

         COMMON STOCK

         Common stock consisted of fifty million authorized no par value shares, of which twenty five million shares were outstanding at December 31, 2001 and 2000.

         SUBSCRIPTION RECEIVABLE

         The subscription receivable reflects future receipts from the Puerto Rico Telephone Authority ("PRTA") at its present value (at an 8% discount rate). As part of the Acquisition agreement, the PrtA agreed to contribute cash or stock worth a total of $200 million as a capital contribution in even $40 million installments over five years beginning on March 2, 2000. The Company will use the $200 million to fund its underfunded pension and other post-employment benefit obligations. The stock purchase agreement requires that the Company contribute $66 million to the pension plan upon receipt of the proceeds on March 2nd of each year.

         ACCUMULATED OTHER COMPREHENSIVE LOSS

         The accumulated other comprehensive loss represents unrecognized losses, other than unrecognized prior service costs which are reflected as an other asset, associated with the hourly employee pension fund since the accumulated benefit obligation exceeds the fair value of plan assets.

         DIVIDENDS

         For the year ended December 31, 2001, the Company paid dividends amounting to $58 million. A $17 million dividend applicable to third quarter 2001 net income was paid in November 2001. Prior to that, the Company paid dividends of $23 million in September related to the second quarter earnings and in June 2001, the Company paid $18 million related to the first quarter 2001 net income. The shareholders agreement requires the payment of dividends equal to at least 50% of net income, to be paid quarterly to the extent funds are legally available. The senior note indentures and credit facility agreements do not contain dividend restrictions.

14.      INCOME TAXES

         The Company and its subsidiaries file individual income tax returns, as consolidated returns are not allowed under the provisions of the 1994 Puerto Rico Internal Revenue Code, as amended (the "Code").

         Provision (benefit) for income tax are determined by applying the maximum statutory tax rate of 39% to pretax income. During the year 2001 and 2000, the Company recorded an income tax provision of $69.5 million and $40.4 million, respectively, as set forth below:


                                                             YEAR ENDED        YEAR ENDED
                                                             DECEMBER 31,     DECEMBER 31,
                                                                2001              2000
                                                            ------------      ------------
                                                                    (In thousands)
Current                                                     $     55,889      $     25,636

Deferred                                                          13,619            14,720
                                                            ------------      ------------

Total                                                       $     69,508      $     40,356
                                                            ============      ============

         A reconciliation of the provision (benefit) to the amount computed by applying the statutory rate for the year ended December 31, 2001 and 2000, is as follows:



                                                             YEAR ENDED        YEAR ENDED
                                                            DECEMBER 31,      DECEMBER 31,
                                                                2001              2000
                                                            ------------      ------------
                                                                      (In thousands)
Provision (benefit) computed at statutory rate                      39.0%             39.0%
Effect of income tax provision (benefit) as a result of:
   Book income not subject to tax                                   (2.3%)            (7.9%)
   Additional deduction for tax purposes                            (0.1%)            (8.9%)
   Other                                                             0.5%              3.7%
                                                            ------------      ------------

Income tax provision (benefit)                                      37.1%             25.9%
                                                            ============      ============

         The amount of deferred income tax asset as of December 31, 2001 and 2000, is as follows:


                                                                2001               2000
                                                            ------------       ------------
                                                                     (In thousands)
Goodwill and intangibles                                    $     55,483       $     45,344
Employee benefit liabilities                                     173,470            180,064
Net loss carry-forward and other                                  (7,454)             9,710
                                                            ------------       ------------
          Total                                             $    221,499       $    235,118
                                                            ============       ============

         Management believes that realization of the deferred income tax asset related to the Company's wireline business, is more likely than not, based on its evaluation of PRTC's anticipated taxable income over the period of years that the temporary differences are expected to become tax deductions.

         At December 31, 2001 and 2000, the Company had a valuation allowance of approximately $28 million and $15 million, respectively, against accumulated net operating losses reflected as a deferred tax asset, which relates to the Company's wireless business. This allowance has been established since, based on currently available evidence, management did not believe that it was more likely than not that Verizon Wireless would generate a sufficient level and proper mix of taxable income within the appropriate period to utilize these tax benefits.

15.      RELATED PARTY TRANSACTIONS

         During the years ended December 31, 2001 and 2000, the Company had the following significant transactions with affiliated companies:

         o At December 31, 2001, the Company maintained an outstanding $50 million working capital credit facility with an affiliate. This affiliate provides the Company with general banking services, such as lock-box and payroll. In addition, the Company has a contract with this affiliate by which they print and send the monthly billings to the Company's wireless customers. The charges for all of these services amounted to approximately $8 million for the years ended December 31, 2001 and 2000.

         o As a result of the Acquisition, the Company entered into a five-year Management and Technology License Agreement with Verizon. Under this agreement, affiliates of Verizon will provide advice and direction related to the administration and operations of the Company, as well as intellectual property or software. Fees for these services amounted to $39 million and $53 million for the years ended December 31, 2001 and 2000, respectively.

         o In January 2000, the Company entered into a joint venture agreement with Verizon Information Services, Inc. (formerly AXESA), the largest yellow page publishing company in Puerto Rico. During the years ended December 31, 2001 and 2000, the Company generated earnings of $3 million and $2 million, respectively, for its approximate 25% share in Verizon Information Services, Inc.

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

16.      FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying amounts and fair values of the Company's financial instruments at December 31 are as follows:


                                          DECEMBER 31,                   DECEMBER 31,
                                             2001                            2000
                                 ----------------------------    ----------------------------
                                   Carrying         Fair            Carrying         Fair
                                    Amount          Value            Amount         Value
                                 ------------    ------------    ------------    ------------
                                                        (In thousands)
Assets:
    Cash and cash equivalents    $     34,797    $     34,797    $     30,834    $     30,834
    Accounts receivable               359,914         359,914         345,495         345,495
Liabilities:
    Other current liabilities    $    345,203    $    345,203    $    442,277    $    442,277
    Short-term debt                   494,335         498,649         167,244         167,244
    Long-term debt                    700,294         697,854       1,000,237         971,928
    Interest Rate Swap                  1,147           1,147              --              --

17.      SEGMENT REPORTING

         The Company has two reportable segments: Wireline and Wireless.

         The Wireline segment consists of:

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

         The Wireless segment consists of:

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

         Segment results for the Company and its Predecessors were as follows (in thousands):



                                                            COMPANY                          PREDECESSORS
                                          ----------------------------------------------     ------------
                                                                                FOR THE 1999 PERIOD
                                                                            -----------------------------
                                          FOR THE YEAR     FOR THE YEAR
                                             ENDED            ENDED           MARCH 2,        JANUARY 1,
                                          DECEMBER 31,     DECEMBER 31,       THROUGH          THROUGH
                                              2001            2000          DECEMBER 31,       MARCH 1,
                                          ------------     ------------     ------------     ------------
WIRELINE:
  Revenues
    Local services                        $    568,533     $    557,674     $    409,727     $     79,277
    Long distance services                     187,360          170,422          162,395           48,613
    Access services                            361,762          392,471          304,947           50,827
    Directory services and other                83,972           85,038           76,899           11,135
                                          ------------     ------------     ------------     ------------
  Total revenues                          $  1,201,627     $  1,205,605     $    953,968     $    189,852
                                          ============     ============     ============     ============

  EBITDA                                  $    491,552     $    472,231     $    149,491     $     45,033
                                          ============     ============     ============     ============
  Capital expenditures                    $    197,817     $    163,973     $    172,599     $     31,427
                                          ============     ============     ============     ============
  Depreciation and amortization           $    227,286     $    258,195     $    205,536     $     45,632
                                          ============     ============     ============     ============

WIRELESS:
  Revenues and sales
     Cellular services                    $    180,258     $    148,183     $    112,903     $     20,428
     Paging services                            14,913           33,795           38,653            8,202
     Equipment sales and other                  14,425           13,145           12,091            3,280
                                          ------------     ------------     ------------     ------------
  Total revenues and sales                $    209,596     $    195,123     $    163,647     $     31,910
                                          ============     ============     ============     ============

  EBITDA                                  $     26,204     $     56,528     $     38,464     $      6,804
                                          ============     ============     ============     ============
  Capital expenditures                    $     43,129     $     45,331     $     51,387     $      3,409
                                          ============     ============     ============     ============
  Depreciation and amortization           $     43,688     $     40,257     $     36,438     $      4,761
                                          ============     ============     ============     ============

CONSOLIDATED:
  Revenues for reportable segments        $  1,411,223     $  1,400,728     $  1,117,615     $    221,762
  Elimination of intersegment revenues         (14,823)          (7,149)         (14,956)          (1,310)
                                          ------------     ------------     ------------     ------------
  Consolidated revenues                   $  1,396,400     $  1,393,579     $  1,102,659     $    220,452
                                          ============     ============     ============     ============

EBITDA:
  Operating income (loss)                 $    246,782     $    230,307     $    (54,019)    $      1,444
  Depreciation and amortization                270,974          298,452          241,974           50,393
                                          ------------     ------------     ------------     ------------
  EBITDA                                  $    517,756     $    528,759     $    187,955     $     51,837
                                          ============     ============     ============     ============

  Capital expenditures                    $    240,946     $    209,304     $    223,986     $     34,836
                                          ============     ============     ============     ============

                                             AS OF            AS OF
                                         DECEMBER 31,     DECEMBER 31,
              ASSETS                         2001             2000
-------------------------------------    ------------     ------------
 Wireline assets                         $  2,591,488     $  2,648,056

 Wireless assets                              468,062          252,047
                                         ------------     ------------

 Segment assets                          $  3,059,550     $  2,900,103

 Elimination of intersegment assets          (311,300)        (133,302)
                                         ------------     ------------

 Consolidated assets                     $  2,748,250     $  2,766,801
                                         ============     ============

18.      SUPPLEMENTAL CASH FLOW INFORMATION

         Cash paid for interest for the year ended December 31, 2001 and 2000 amounted to approximately $73 million and $94 million, respectively. The Predecessors did not pay a significant amount of interest expense during the period from January 1, 1999 to March 1, 1999. During the year ended December 31, 2001, the Company paid income taxes amounting to $49 million. However, there were no cash payments for income taxes by the Company or its Predecessors during the years ended December 31, 2000 and 1999, respectively.

19.      LEASES

         The Company has capital and operating leases for certain facilities and equipment. Future minimum lease payments under non-cancelable capital and operating leases are as follows:



                                              CAPITAL       OPERATING
                                           ------------    ------------
                                                 (In thousands)
YEAR ENDING DECEMBER 31,

2002                                       $        297    $      8,710
2003                                                240           7,179
2004                                                215           6,091
2005                                                140           4,494
2006                                                 15           2,838
Thereafter                                           --          15,886
                                           ------------    ------------
Total minimum lease payments                        907          45,198
Less amount representing interest                   135              --
                                           ------------    ------------

Present value of minimum lease payments    $        772    $     45,198
                                           ============    ============

         Lease costs for the years ended December 31, 2001 and 2000, and from January 1, 1999 to March 1, 1999, and from March 2, 1999 through December 31, 1999 amounted to approximately $11 million, $10 million, $4 million and $5 million, respectively.

20.      CONTINGENCIES AND REGULATORY MATTERS

         The Company is a defendant in various legal matters arising in the ordinary course of business. The most significant legal and regulatory issues are as follows:

         Intra-Island Long Distance Access Rate Dispute

         On February 28, 2002, the Puerto Rico Telecommunications Regulatory Board ("TRB") issued a Resolution and Order with respect to the Company requested reconsideration of the TRB October 10, 2001 order to reduce the access rates the Company charges to long distance carriers to originate and terminate intra-island long distance calls through the Company's network.

         The reconsidered order requires new rates for intra-island access to be implemented through phased rate reductions over four years (rather than 3 years in the October 10 order), and directing PRTC to make a cash refund to end-user customers.

         The prospective access rate reductions (on a two-way basis) are to take place on April 1st of each year as follows:

             April 2002: From 9.3 cents per minute to 7.9 cents per minute April 2003: From 7.9 cents per minute to 6.5 cents per minute April 2004: From 6.5 cents per minute to 5.0 cents per minute April 2005: From 5.0 cents per minute to 2.1 cents per minute

         The April 2005 rate is the same as the year 3 rate in the October 10th order.

         estimated traffic from the period April 1, 2000 through March 31, 2002. The refund can be made in 12 quarterly, equal installments starting April 1, 2002.

         The Company plans to file an appeal to the Puerto Rico Circuit Court of Appeals that the TRB made errors of law and procedure in its determination of access charges and its order to make refunds.

         At this preliminary stage it is too early to assess the probability of success in the appeals process. Management believes it's appeal will be well founded and therefore a provision for the retroactive refund is not merited.

         Public Telephone Service Provider Dispute

         Telefonos Publicos de Puerto Rico, Inc. ("TPPR") the largest competitive provider of public pay phones in Puerto Rico filed a suit in the U.S. District Court on November 8th, 2001, claiming predatory, exclusionary and anticompetitive acts and seeking damages of $75 million. We have requested a dismissal of the case and no provision has been made, as management believes the claim is without merit.

         Other

         In connection with the privatization of the Company, the PRTA agreed to indemnify, defend and hold the Company harmless for specified litigation in excess of $50 million in the aggregate, including one environmental matter.

21.      SUBSEQUENT EVENTS

         On January 25, 2002, Verizon, through its subsidiary GTE Holdings (Puerto Rico) LLC, and Popular, Inc. acquired an additional 12% and 3% respective interest in the Company by exercising an option each held since the Acquisition on March 2, 1999. Verizon and Popular obtained the additional ownership interest from PRTA Holdings.

         Verizon and Popular paid PRTA Holdings $138 million and $34 million, respectively, for a total of $172 million in cash for the additional 3,750,000 shares at a $45.94 per share price established in the Share Option Agreement.

         The reconsidered order requires PRTC to pay a $68 million refund to end-user customers. The original order required a $93 million refund. The TRB calculated this amount based on the difference between the 9.3 cents and 7.9 cents rate for TRB

22.      QUARTERLY FINANCIAL DATA

The following table reflects the unaudited quarterly results of the Company for the years ended December 31, 2001, 2000 and 1999.


(In thousands)                      AS REPORTED   RESTATED      AS REPORTED    RESTATED    AS REPORTED    RESTATED
                                      FIRST         FIRST          SECOND       SECOND       THIRD         THIRD         FOURTH
                                     QUARTER       QUARTER        QUARTER      QUARTER      QUARTER       QUARTER        QUARTER
                                   ------------  ------------  ------------  ------------  ------------  ------------  ------------
2001
 Revenues                          $    340,614                $    367,680                $    345,412                $    342,694
 Operating costs and expenses           263,694                     283,759                     276,371                     325,794
                                   ------------                ------------                ------------                ------------
 Operating income                  $     76,920                $     83,921                $     69,041                $     16,900
                                   ============                ============                ============                ============

 Income before cumulative effect
    of accounting change           $     36,463                $     46,325                $     33,455                $      2,213
                                   ============                ============                ============                ============

 Cumulative effect of accounting
    change, net of tax             $         --                $         --                $         --                $         --
                                   ============                ============                ============                ============

 Net income                        $     36,463                $     46,325                $     33,455                $      2,213
                                   ============                ============                ============                ============

2000
 Revenues(1)(2)                    $    343,419  $    329,772  $    358,143  $    357,639  $    355,675  $    347,043  $    359,125
 Operating costs and expenses(1)        281,385       274,528       279,388       273,509       293,046       289,755       325,480
                                   ------------  ------------  ------------  ------------  ------------  ------------  ------------
 Operating income                  $     62,034  $     55,244  $     78,755  $     84,130  $     62,629  $     57,288  $     33,645
                                   ============  ============  ============  ============  ============  ============  ============

 Income before cumulative effect
    of accounting change           $     24,991  $     20,849  $     35,921  $     39,200  $     27,393  $     24,135  $     31,238
                                   ============  ============  ============  ============  ============  ============  ============

 Cumulative effect of accounting
    change, net of tax(1)(2)       $         --  $     10,769  $         --  $         --  $         --  $         --  $         --
                                   ============  ============  ============  ============  ============  ============  ============

 Net income                        $     24,991  $     31,618  $     35,921  $     39,200  $     27,393  $     24,135  $     31,238
                                   ============  ============  ============  ============  ============  ============  ============




                                   JAN. 1         MAR. 2
                               THROUGH MAR. 1  THROUGH MAR. 31      SECOND QUARTER         THIRD QUARTER          FOURTH QUARTER
                               --------------  ---------------      --------------         -------------          --------------
1999
  Revenues                       $  220,452     $  106,573             $  331,540            $  327,672             $  336,874
  Operating costs and expenses      219,008         99,104                277,499               411,020                369,055
                                 ----------     ----------             ----------            ----------             ----------
  Operating income (loss)        $    1,444     $    7,469             $   54,041            $  (83,348)            $  (32,181)
                                 ==========     ==========             ==========            ==========             ==========

  Income (loss) before
      extraordinary charge       $    1,851     $   (1,025)            $   21,470            $  (63,613)            $  (29,525)
                                 ==========     ==========             ==========            ==========             ==========

  Net income (loss)              $    1,851     $  (61,525)            $   21,470            $  (63,613)            $  (29,525)
                                 ==========     ==========             ==========            ==========             ==========


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

23.      CONDENSED CONSOLIDATING INFORMATION

         The Notes are guaranteed by two of the wholly owned subsidiaries, PRTC and Verizon Wireless (the "Guarantor Subsidiaries"). As of December 31, 2001 and 2000, the Notes were not guaranteed by the Company's other two subsidiaries, Coqui.net and Datacom (the "Non-Guarantor Subsidiaries").

         The guarantee of the Notes by each of the Guarantor Subsidiaries is full and unconditional, joint and several. All of the outstanding voting shares of each of the Guarantor Subsidiaries are owned by the Company. The following condensed consolidating financial information as of December 31, 2001 and 2000 and for the years then ended, provided pursuant to rule 3-10 of Regulation S-X, presents the financial position, results of operations and cash flows of (i) the Company as if it accounted for its subsidiaries on the equity method, (ii) the Guarantor Subsidiaries on a combined basis and (iii) the Non-Guarantor Subsidiaries. The principal consolidation entries eliminate investments in subsidiaries and intercompany balances and transactions. Condensed consolidating financial information has not been presented for periods prior to December 31, 2000 since the aggregate net assets, earnings and equity of the parent and the Guarantor Subsidiaries were substantially equivalent to the aggregate net assets, earnings and equity of the Company on a consolidated basis.

                     CONDENSED CONSOLIDATING BALANCE SHEETS
                                December 31, 2001
                                 (In thousands)


                                                                        GUARANTOR    NON-GUARANTOR                      TOTAL
                                                          PARENT       SUBSIDIARIES  SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                                                        -----------    ------------  -------------  ------------    ------------
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                          $        --    $    32,591    $     2,206    $        --    $    34,797
     Intercompany accounts receivable                     1,316,922        311,067            233     (1,628,222)            --
     Accounts receivable, net                                    --        359,521            393             --        359,914
     Inventory and supplies, net                                 --         24,755             --             --         24,755
     Prepaid expenses                                            --         11,200            410             --         11,610
                                                        -----------    -----------    -----------    -----------    -----------
         Total current assets                             1,316,922        739,134          3,242     (1,628,222)       431,076
PROPERTY, PLANT AND EQUIPMENT, net                               --      1,623,717          8,053             --      1,631,770
INTANGIBLES, net                                                 --        332,836         25,628             --        358,464
DEFERRED INCOME TAX                                              --        221,324            175             --        221,499
INVESTMENT IN SUBSIDIARIES                                  486,201             --             --       (486,201)            --
OTHER ASSETS                                                  6,190        105,441             --         (6,190)       105,441
                                                        -----------    -----------    -----------    -----------    -----------
TOTAL ASSETS                                            $ 1,809,313    $ 3,022,452    $    37,098    $(2,120,613)   $ 2,748,250
                                                        ===========    ===========    ===========    ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
      Short-term debt                                   $   494,100    $   494,335    $        --    $  (494,100)   $   494,335
      Intercompany accounts payable                          65,715        371,007          2,688       (439,410)            --
      Other current liabilities                               8,280        335,274          1,649             --        345,203
                                                        -----------    -----------    -----------    -----------    -----------
         Total current liabilities                          568,095      1,200,616          4,337       (933,510)       839,538
LONG-TERM DEBT, excluding current portion                   700,903        701,441             --       (700,903)       701,441
OTHER NON-CURRENT LIABILITIES                                 2,000        656,197             --             --        658,197
                                                        -----------    -----------    -----------    -----------    -----------
          Total liabilities                               1,270,998      2,558,254          4,337     (1,634,413)     2,199,176
                                                        -----------    -----------    -----------    -----------    -----------
MINORITY INTEREST                                                --             --             --         10,759         10,759
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
    Common stock, Additional paid in capital and
       Treasury stock                                       701,952        490,927         35,806       (526,733)       701,952
    Deferred ESOP compensation                              (28,793)            --             --             --        (28,793)
    Subscription receivable                                (109,959)            --             --             --       (109,959)
    Retained earnings (deficit)                              53,592         51,748         (3,045)       (48,703)        53,592
    Accumulated other comprehensive loss                    (78,477)       (78,477)            --         78,477        (78,477)
                                                        -----------    -----------    -----------    -----------    -----------
          Total shareholders' equity                        538,315        464,198         32,761       (496,959)       538,315
                                                        -----------    -----------    -----------    -----------    -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $ 1,809,313    $ 3,022,452    $    37,098    $(2,120,613)   $ 2,748,250
                                                        ===========    ===========    ===========    ===========    ===========

                     CONDENSED CONSOLIDATING BALANCE SHEETS
                                December 31, 2000
                                 (In thousands)


                                                                 GUARANTOR       NON-GUARANTOR                          TOTAL
                                                  PARENT        SUBSIDIARIES     SUBSIDIARIES     ELIMINATIONS      CONSOLIDATED
                                               -------------    -------------    -------------    -------------    -------------
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                 $          --    $      29,950    $         884    $          --    $      30,834
     Intercompany accounts receivable              1,226,144          133,081              221       (1,359,446)              --
     Accounts receivable, net                             --          345,410               85               --          345,495
     Inventory and supplies, net                          --           28,471               --               --           28,471
     Prepaid expenses                                     --           10,484              322               --           10,806
                                               -------------    -------------    -------------    -------------    -------------
         Total current assets                      1,226,144          547,396            1,512       (1,359,446)         415,606
PROPERTY, PLANT AND EQUIPMENT, net                        --        1,651,950            5,232               --        1,657,182
INTANGIBLES, net                                          --          336,067           30,181               --          366,248
DEFERRED INCOME TAX                                       --          235,085               33               --          235,118
INVESTMENT IN SUBSIDIARIES                           496,696               --               --         (496,696)              --
OTHER ASSETS                                           6,531           92,647               --           (6,531)          92,647
                                               -------------    -------------    -------------    -------------    -------------
TOTAL ASSETS                                   $   1,729,371    $   2,863,145    $      36,958    $  (1,862,673)   $   2,766,801
                                               =============    =============    =============    =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
      Short-term debt                          $     167,000    $     167,244    $          --    $    (167,000)   $     167,244
      Intercompany accounts payable                   54,529          144,454              294         (199,277)              --
      Other current liabilities                        8,375          432,937              965               --          442,277
                                               -------------    -------------    -------------    -------------    -------------
         Total current liabilities                   229,904          744,635            1,259         (366,277)         609,521
LONG-TERM DEBT, excluding current portion            999,700        1,000,237               --         (999,700)       1,000,237
OTHER NON-CURRENT LIABILITIES                          2,000          657,276               --               --          659,276
                                               -------------    -------------    -------------    -------------    -------------
          Total liabilities                        1,231,604        2,402,148            1,259       (1,365,977)       2,269,034
                                               -------------    -------------    -------------    -------------    -------------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
    Common stock, Additional paid in capital
       and Treasury stock                            700,220          490,927           38,106         (529,033)         700,220
    Deferred ESOP compensation                       (28,653)              --               --               --          (28,653)
    Subscription receivable                         (141,323)              --               --               --         (141,323)
    Retained earnings (deficit)                       (7,002)          (4,455)          (2,407)           6,862           (7,002)
    Accumulated other comprehensive loss             (25,475)         (25,475)              --           25,475          (25,475)
                                               -------------    -------------    -------------    -------------    -------------
          Total shareholders' equity                 497,767          460,997           35,699         (496,696)         497,767
                                               -------------    -------------    -------------    -------------    -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $   1,729,371    $   2,863,145    $      36,958    $  (1,862,673)   $   2,766,801
                                               =============    =============    =============    =============    =============

                  CONDENSED CONSOLIDATING STATEMENTS OF INCOME
                      For the year ended December 31, 2001
                                 (In thousands)


                                                               GUARANTOR     NON-GUARANTOR                     TOTAL
                                                PARENT       SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                             ------------    ------------    -------------   ------------    ------------
REVENUES:
  Local services                             $         --    $    548,876    $     22,442    $     (7,153)   $    564,165
  Long distance services                               --         187,659              --          (1,939)        185,720
  Access services                                      --         367,761              --         (13,025)        354,736
  Cellular services                                    --         180,258              --          (2,102)        178,156
  Paging services                                      --          14,913              --              (7)         14,906
  Directory services                                   --          20,292              --              --          20,292
  Other services and sales                             --          93,223              --         (14,798)         78,425
                                             ------------    ------------    ------------    ------------    ------------
        Total revenues                                 --       1,412,982          22,442         (39,024)      1,396,400
                                             ------------    ------------    ------------    ------------    ------------

OPERATING COSTS AND EXPENSES:
  Labor and benefits                                   --         382,019           2,212              --         384,231
  Other operating expenses                         (5,034)        473,129          13,371         (39,024)        442,442
  Early retirement provision                           --          51,971              --              --          51,971
  Depreciation and amortization                        --         264,957           6,017              --         270,974
                                             ------------    ------------    ------------    ------------    ------------
        Total operating costs and expenses         (5,034)      1,172,076          21,600         (39,024)      1,149,618
                                             ------------    ------------    ------------    ------------    ------------

OPERATING INCOME (LOSS)                             5,034         240,906             842              --         246,782
                                             ------------    ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSE), NET                       113,700         (59,137)             46        (113,427)        (58,818)
                                             ------------    ------------    ------------    ------------    ------------

INCOME (LOSS) BEFORE INCOME TAX EXPENSE           118,734         181,769             888        (113,427)        187,964

INCOME TAX EXPENSE                                    278          67,703           1,527              --          69,508
                                             ------------    ------------    ------------    ------------    ------------

NET INCOME (LOSS)                            $    118,456    $    114,066    $       (639)   $   (113,427)   $    118,456
                                             ============    ============    ============    ============    ============

                  CONDENSED CONSOLIDATING STATEMENTS OF INCOME
                      For the year ended December 31, 2000
                                 (In thousands)


                                                                  GUARANTOR      NON-GUARANTOR                       TOTAL
                                                     PARENT      SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                                  ------------   ------------    -------------   ------------    ------------
REVENUES:
  Local services                                  $         --   $    546,861    $     10,813    $     (3,503)   $    554,171
  Long distance services                                    --        170,771              --            (639)        170,132
  Access services                                           --        398,830              --          (9,715)        389,115
  Cellular services                                         --        149,127              --            (944)        148,183
  Paging services                                           --         33,879              --             (84)         33,795
  Directory services                                        --         20,828              --              --          20,828
  Other services and sales                                  --        102,723              --         (25,368)         77,355
                                                  ------------   ------------    ------------    ------------    ------------
        Total revenues                                      --      1,423,019          10,813         (40,253)      1,393,579
                                                  ------------   ------------    ------------    ------------    ------------

OPERATING COSTS AND EXPENSES:
  Labor and benefits                                        --        406,678           1,234              --         407,912
  Other operating expenses                                  --        469,837           7,982         (40,253)        437,566
  Early retirement provision                                --         19,342              --              --          19,342
  Depreciation and amortization                             --        294,410           4,042              --         298,452
                                                  ------------   ------------    ------------    ------------    ------------
        Total operating costs and expenses                  --      1,190,267          13,258         (40,253)      1,163,272
                                                  ------------   ------------    ------------    ------------    ------------

OPERATING INCOME (LOSS)                                     --        232,752          (2,445)             --         230,307
                                                  ------------   ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSE), NET                            126,191        (74,609)             38        (126,149)        (74,529)
                                                  ------------   ------------    ------------    ------------    ------------

INCOME (LOSS) BEFORE INCOME TAX EXPENSE                126,191        158,143          (2,407)       (126,149)        155,778

INCOME TAX EXPENSE                                          --         40,213             143              --          40,356
                                                  ------------   ------------    ------------    ------------    ------------

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE                                    126,191        117,930          (2,550)       (126,149)        115,422

CUMULATIVE EFFECT OF ACCOUNTING
  CHANGE, net of income tax provision of $6,885             --         10,769              --              --          10,769
                                                  ------------   ------------    ------------    ------------    ------------


NET INCOME (LOSS)                                 $    126,191   $    128,699    $     (2,550)   $   (126,149)   $    126,191
                                                  ============   ============    ============    ============    ============

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                      For the year ended December 31, 2001
                                 (In thousands)



                                                                        GUARANTOR     NON-GUARANTOR      TOTAL
                                                         PARENT       SUBSIDIARIES    SUBSIDIARIES    CONSOLIDATED
                                                      ------------    ------------    -------------   ------------
CASH PROVIDED BY OPERATING ACTIVITIES:                $      5,509    $    204,266    $      6,082    $    215,857
                                                      ------------    ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures, including removal costs                --        (241,493)         (4,836)       (246,329)
   Net salvage on retirements                                   --          10,342              --          10,342
   Proceeds from sale                                       16,367             (76)             76          16,367
                                                      ------------    ------------    ------------    ------------
              Net cash used in investing activities         16,367        (231,227)         (4,760)       (219,620)
                                                      ------------    ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Capital contribution                                     40,000              --              --          40,000
   Advance to ESOP                                          (1,560)             --              --          (1,560)
   Net repayments of short-term debt, including
      capital leases                                        27,156              (8)             --          27,148
   Dividends paid                                          (57,862)             --              --         (57,862)
   Borrowings/(repayment) intercompany loans               (29,610)         29,610              --              --
                                                      ------------    ------------    ------------    ------------
              Net cash used in financing activities        (21,876)         29,602              --           7,726
                                                      ------------    ------------    ------------    ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                       --           2,641           1,322           3,963
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                                     --          29,950             884          30,834
                                                      ------------    ------------    ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD            $         --    $     32,591    $      2,206    $     34,797
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
                                                      ============    ============    ============    ============

TELECOMUNICACIONES  DE PUERTO RICO, INC.

SCHEDULE II - Valuation and Qualifying Accounts For The Years Ended December 31, 2001, 2000 and 1999


                                                             ADDITIONS
                                                   ------------------------------
                                    BALANCE AT                       CHARGED        DEDUCTIONS
                                    BEGINNING      CHARGED TO     (CREDITED) TO        FROM           BALANCE AT
         DESCRIPTION                 OF YEAR         INCOME     OTHER ACCOUNTS(b)   RESERVES(a)     CLOSE OF YEAR
-------------------------------    -----------     -----------  -----------------   -----------     -------------
                                                              (Dollars in Million)
December 31, 2001

   Allowance for uncollectible
     accounts                      $        86     $        73     $        26      $       (78)     $       107
                                   ===========     ===========     ===========      ===========      ===========

December 31, 2000

   Allowance for uncollectible
     accounts                      $        67     $        83     $         5      $       (69)     $        86
                                   ===========     ===========     ===========      ===========      ===========

December 31, 1999

   Allowance for uncollectible
     accounts                      $        56     $        80     $        (3)     $       (66)     $        67
                                   ===========     ===========     ===========      ===========      ===========


                                                          ADDITIONS
                                                -------------------------------
                                BALANCE AT                         CHARGED        DEDUCTIONS
                                BEGINNING        CHARGED TO     (CREDITED) TO        FROM            BALANCE AT
       DESCRIPTION               OF YEAR           INCOME     OTHER ACCOUNTS(b)   RESERVES(a)      CLOSE OF YEAR
--------------------------     -----------      -----------   -----------------   -----------      -------------
                                                                (Dollars in Million)
December 31, 2001

   Allowance for Inventory
     Obsolescence              $          9     $          4     $          0     $         (7)     $          6
                               ============     ============     ============     ============      ============

December 31, 2000

   Allowance for Inventory
     Obsolescence              $         13     $          1     $          2     $         (7)     $          9
                               ============     ============     ============     ============      ============

December 31, 1999

   Allowance for Inventory
     Obsolescence              $         16     $          1     $          0     $         (4)     $         13
                               ============     ============     ============     ============      ============

NOTES:

(a) Charges for which reserve was created.

(b) Other adjustments and recoveries of amounts written off in prior years.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         The information required by this item regarding a change in accountants is included in Form 8-K dated August 28, 2001.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

BOARD OF DIRECTORS

    As of March 20, 2002, the directors of the Company, all of whom serve until their successors are appointed as follows:


                 NAME             AGE           PRINCIPAL OCCUPATION                          NOMINATED BY           DIRECTOR SINCE
                 ----             ---           --------------------                          ------------           --------------
        Fares F. Salloum          52     President-International-Americas, Verizon      GTE Holdings (Puerto Rico)       1999

        Alfred C. Giammarino      46     Senior Vice President and Chief                GTE Holdings (Puerto Rico)       1999
                                         Financial Officer-Information
                                         Services and International, Verizon

        Michael T. Masin          57     Vice Chairman of Verizon                       GTE Holdings (Puerto Rico)       1999
                                         President-International Operations

        Jon E. Slater             56     President and Chief Executive Officer,         GTE  Holdings (Puerto Rico)      1999
                                         Telecomunicaciones  de Puerto Rico,
                                         Inc.

        Howard M. Svigals         48     Group Vice President-Finance-International     GTE  Holdings (Puerto Rico)      2000
                                         Americas, Verizon

        Richard L. Carrion        49     Chairman, President and Chief                  Popular, Inc.                    1999
                                         Executive Officer, Popular, Inc.

        Juan Agosto Alicea        68     President, Government Development              PRTA Holdings Corporation        2001
                                         Bank for Puerto Rico

        Hector Nevares            51     Private Investor                               PRTA Holdings Corporation        2001

        Samuel H. Jove            53     Private Investor                               PRTA Holdings Corporation        2001



         Fares F. Salloum is Chairman of the Company. He was appointed President-International-Americas for Verizon in June 2000. Previously, he was Senior Vice President of International Operations for GTE since June of 1997. Prior to June 1997, Mr. Salloum was Executive Vice President of BC Telecom Inc., a full service telecommunications provider in Canada. He serves on the boards of Compania Anonima Nacional Telefonos de Venezuela ("CANTV"), a Venezuelan telephone company, Telus Corporation, a Canadian telephone company, CTI Holdings, S.A. ("CTI"), an Argentine telecommunications company, Grupo
Iusacell, S.A. de C.V., a Mexican wireless company ("Iusacell"), and Codetel, C. por A., the Dominican Republic's full service provider ("Codetel").

         Alfred C. Giammarino was appointed Senior Vice President and Chief Financial Officer-Information Services and International, Verizon, in June 2000. Previously, he was the Senior Vice President of International Finance, Planning and Business Development for GTE since 1998. Mr. Giammarino has held a wide range of senior management financial positions in his 17-year Verizon/GTE career. He serves on the boards of CANTV, a Venezuelan telephone company, Iusacell, a Mexican cellular company, and CTI, an Argentine telecommunications company. Mr. Giammarino is a Certified Public Accountant.

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

         Howard M. Svigals was appointed Group Vice President Finance-International-Americas for Verizon, in 2000 and is responsible for providing Canadian, South and Central American business units' financial oversight. In 1998, Mr. Svigals was the Vice President of International Finance and Planning for GTE. Mr. Svigals had been the Vice President Planning and Development for GTE Wireless from 1995 through 1998. He has held several management positions during his 25 years at Verizon/GTE including Vice President and General Manager of GTE Spacenet. He serves on the boards of CANTV, a Venezuelan telephone company, Iusacell, a Mexican cellular company, and CTI, an Argentine cellular company.

         Richard L. Carrion has been Chairman, President and Chief Executive Officer of Popular, Inc., since 1990 and has been a director since 1982. Mr. Carrion is a director of Verizon and Wyeth.

         Juan Agosto Alicea was appointed President of the Government Development Bank ("GDB") and Chairman of its Board of Directors in January 2001. Mr. Agosto Alicea has held various government positions in Puerto Rico, including Treasury Secretary. Mr. Agosto Alicea is a Certified Public Accountant and was a partner with KPMG. He is a former President of the Puerto Rico CPA Society.

         Hector Nevares is a private investor and serves on the boards of Suiza Foods Corp., First Bank of Puerto Rico, Caribbean Consolidated Schools, Indulac, and the Company for the Development of the Cantera Peninsula. Mr. Nevares was the Vice Chairman of Suiza Foods Corp. from 1996 to 1999 and President from 1982 to 1996.

         Samuel H. Jove is a private investor and President of BMJ Foods PR, Inc. since the company was founded in 1984. Mr. Jove serves as President Metromedia International Franchisees Advisory Board. Also, Mr. Jove serves on the boards of the GDB, and Puerto Rico Housing Finance Corporation.

         Since March 17, 1999 the Board of Directors has had a standing Audit Committee. Currently, the Audit Committee is comprised of Alfred C. Giammarino, Hector Nevares and Howard M. Svigals. The Audit Committee oversees the financial reporting process for which management is responsible, reviews the services provided by our independent auditors, consults with the independent auditors in regard to our audits and proposed audits, and reviews the need for internal auditing procedures and the adequacy of internal controls.

EXECUTIVE OFFICERS

         The executive officers of the Company as of March 20, 2002, are as follows:



                  NAME                         AGE   TITLE
                  ----                         ---   -----

                  Jon E. Slater                56    President and Chief Executive Officer

                  W. Jack Reagan               40    Vice President Finance and Chief Financial Officer

                  Jose E. Arroyo               38    Vice President Legal and Regulatory Affairs

                  Cristina M. Lambert          53    Vice President and General Manager of Wireline

                  Bobbi de Winter              39    Vice President and General Manager of Wireless

                  Elizabeth A. Lenz            54    Vice President Sales and Customer Contact

                  Ben Fernandez                55    Vice President Human Resources

                  Ileana Molina de Bachman     46    Vice President Corporate Communications

                  Roberto A. Correa            44    Vice President Network Services, Engineering and Technical Planning

                  Kathy A. Thompson            48    Vice President Information Technology Solutions

                  Robert P. Huberty            49    Controller

                  Ramiro L. Colon, III         36    Treasurer

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

         Cristina M. Lambert was appointed Vice President and General Manager of Wireline on June 3, 1999. She has over 26 years of experience in the telecommunications industry. After holding positions of ascending responsibilities in Verizon/GTE, in 1995 she was named general manager, customer operations in Illinois, where she supervised wireline telephone services for nearly one million customers. In 1997, Mrs. Lambert became Assistant Vice President Integrated Process Planning for GTE. The following year she began directing and implementing business strategies for GTE national customer care organization. Mrs. Lambert holds a bachelors degree in Business Management from Indiana University and a masters degree in Business Administration from Indiana Wesleyan University.

         Bobbi de Winter was appointed Vice President and General Manager of Wireless on January 2, 2002. Prior to joining the Company, Mrs. Winter was General Manager of fixed wireless services for AT&T Wireless in Texas. Prior to that, Mrs. Winter had worked for BellSouth where she held several positions including Vice President-Broadband Product Development, for BellSouth.net, Inc., Vice President Sales and Marketing, for BellSouth-Ecuador, International Marketing Director, for BellSouth-Nicaragua and Senior International Marketing Manager, for BellSouth-Latin America. Mrs. Winter holds a masters degree in International Business Administration from the University of Arizona.

         Elizabeth A. Lenz was appointed Vice President Sales and Customer Contact on November 5, 1999. She is responsible for customer service, management of PRTC's sales and services stores, payment processing, order entry, centralized traffic services, telephone directory business affairs and coordination of repair and tele-marketing functions. Ms. Lenz joined GTE in 1969 and served in several operator services, customer services and operations assignments. In 1991, she became Assistant Vice President Merger Integration for the GTE/Contel merger, and two years later was named Assistant Vice President Reengineering Implementation for GTE Telops. Later, after serving in a national planning assignment, Lenz joined GTE International as Assistant Vice President Products and Services Integration, and in 1998 was named to a position in the Verizon merger integration planning office. She holds a bachelors degree in Business Management from the Eastern Illinois University.

         Ben Fernandez was appointed Vice President Human Resources on June 11, 2001. Prior to joining the Company, Mr. Fernandez held the position of Vice President Human Resources for Montefiore Medical Center. Prior to that, he was Vice President Columbia Presbyterian Medical Center and Labor Counsel for Westvaco Corporation and also served as associate in the law firm Arthur, Dry & Kalish. Mr. Fernandez holds a bachelors degree from the College of the City of New York and an L.L.M. from New York University School of Law and a J.D. from Brooklyn Law School.

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

         Roberto A. Correa was appointed Vice President Engineering and Technical Planning on February 2, 2000. Mr. Correa was previously the Director of Network Planning and Network Engineering and has held various management positions in his 21 years with the Company. He represents the Company on technical committees before the United States Telecommunications Association. He holds a bachelors degree in Electrical Engineering from the University of Puerto Rico and a masters degree in Electrical Engineering from Georgia Tech.

         Kathy A. Thompson was appointed Vice President Information Technology on November 27, 2001. Mrs. Thompson has over 22 years of experience in Information Technology. Prior to joining the Company, she was Vice President Information Technology and Process Management for Verizon Communications. Mrs. Thompson began her career at Verizon/GTE in 1992. She holds a bachelors degree in Mathematics and Computer Science from Sam Houston State University and a masters degree in Business Administration from Texas A&M University.

         Robert P. Huberty was appointed Controller and Chief Accounting Officer on June 1, 1999. He has over 23 years of Finance, Marketing and Information Technology experience with Verizon/GTE in their corporate, international and former equipment manufacturing groups. Prior to joining the Company, he was the Director of GTE International Mergers and Acquisitions involved in the privatization of the Company. He holds a bachelors degree in Accounting and a masters degree in Finance from Pace University and is a Certified Public Accountant.

         Ramiro L. Colon, III was appointed Treasurer on October 23, 2000. Mr. Colon has over 11 years of banking and investment experience at Popular, Inc., First Chicago Capital Markets and Citicorp. He holds a bachelors degree in Finance from Penn State University and a masters degree in Finance and International Business from the University of Michigan.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION

                           SUMMARY COMPENSATION TABLE

    The following table sets forth compensation of the five highest compensated company executives.

                                                    ANNUAL COMPENSATION                     LONG-TERM COMPENSATION
                                             -------------------------------     ------------------------------------------------
                                                                                          AWARDS                PAYOUTS
                                                                                 --------------------------    ---------

                                                                                                 SECURITIES
                                                                   OTHER         RESTRICTED      UNDERLYING                 ALL
                                                                   ANNUAL           STOCK         OPTIONS/        LTIP      OTHER
                                             SALARY    BONUS    COMPENSATION      AWARD(S)        SARS(#)        PAYOUTS    COMP
                                             ------    -----    ------------      --------        -------        -------    ----
NAME AND PRINCIPAL POSITION         YEAR      ($)       ($)         ($)              ($)                           ($)       ($)
---------------------------        ------     ---       ---         ---              ---                           ---       ---
                                                        (3)         (4)            (5)(6)                                    (7)
Jon E. Slater
  President & Chief Executive
  Officer                          2001     310,000   201,000     143,200                          34,340        155,000   14,300
                                   2000     300,000   207,200     147,500         198,300          45,742                  11,000
                                   1999     265,000   168,300     156,900          44,200          25,010        375,400   14,900

Frank P. Gatto
   VP & Chief Financial
   Officer (1)                     2001     223,300   124,400      89,800                          17,850         23,300    9,400
                                   2000     203,000   113,800     119,100          74,400          19,090                   7,400
                                   1999     185,000    75,700      96,700                          11,833                   7,200

Christina M. Lambert
   VP & General Manager
   of Wireline                     2001     203,500   114,700     100,900                          14,300         47,000    8,800
                                   2000     190,000   126,900      66,500          69,600          18,822                   7,000
                                   1999     160,000    91,800      85,800           5,700          12,321         52,900    6,200

Elizabeth A. Lenz
      VP Customer Contact & Sales  2001     198,700    54,200      92,000                          11,000                   8,900
                                   2000     197,000    79,800     121,700                          13,831                   8,200
                                   1999     188,700    81,900      59,800                          11,316                   8,200

Ileana Molina de Bachman
      VP Corporate
      Communications (2)           2001     182,500    55,200                                      11,000
                                   2000     177,500    76,700                                      12,589                   7,000
                                   1999     170,000    26,800                                         366                     300


(1)      Mr. Gatto left the Registrant in September 2001.
(2) Mrs. Bachman joined the Company on August 30, 1999. Her 1999 bonus reflects a prorated amount based on start date.
(3) For 2000, the bonus column reflects the amounts each executive officer received under both the Verizon Short-Term Incentive Plan and the GTE Executive Incentive Plan. For 1999, the bonus column reflects the amounts each executive officer received under the GTE Executive Incentive Plan.
(4) For 2001, the column "Other Annual Compensation" includes housing allowances for Messrs. Slater and Gatto and Ms. Lambert and Lenz in the amounts of: $85,500; $42,000; $61,800; and $61,200, respectively.
(5) The data reflects the dollar value of the one-time grant of restricted stock units based on the closing price of Verizon common stock on the grant date, September 7, 2000. These units vest over the next four years subject to meeting certain performance and time measures. Additional restricted units are received on each dividend payment date. Messrs. Slater and Gatto and Ms. Lambert hold a total of: 4,558: 1,761: and 1,544 restricted stock units, respectively, which had a dollar value of: $216,341; $83,586: and $73,750, respectively, based upon the closing price of Verizon common stock at December 31, 2001.
(6) The data reflects the dollar value of the matching restricted stock units under the GTE's Equity Participation Plan for amounts held in each former GTE executive's bonus deferral account. The number of restricted stock units was calculated by dividing the deferral amount by the average closing price of Verizon common stock on the New York Stock Exchange Composite Transactions Tape for the 20 consecutive trading days following Verizon's public release of its financial results for the fiscal year in which the bonus was earned. On each dividend payment date, additional restricted units are credited to a participant's account. The number of restricted stock units is determined by dividing the dividend that would have been paid on the shares represented by the restricted stock units in the participant's account by the closing price of Verizon's common stock on the New York Stock Exchange Composite Transactions Tape on the dividend payment date. Executives received one additional restricted stock unit for every four restricted stock units deferred into GTE's Equity Participation Plan. Messrs. Slater and Gatto and Ms. Lambert each hold a total of: 8,600, 117 and 954 restricted stock units, respectively, which had a dollar value of: $408,155; $5,565; and $45,265, respectively, based solely upon the closing price of Verizon common stock on December 31, 2001.
(7) "All Other Compensation" column includes Verizon contributions to qualified 401(k) plans for Messrs. Slater and Gatto and Ms. Lambert and Lenz of: $7,650; $7,650; $7,878; and $7,650, respectively, contributions by Verizon to the non-qualified GTE Executive Salary Deferral accounts for Messrs. Slater and Gatto and Ms. Lambert and Lenz of: $6,607; $1,731; $900; and $1,291, respectively.

         The following table shows grants of options to the named executive officers during 2001. Pursuant to SEC rules, the table also shows the value of the options granted at the end of the option terms (ten years) if the stock price were to appreciate annually by 5% and 10%, respectively. There is no assurance that the stock price will appreciate at the rates shown in the table below. The table also indicates that, if the stock price does not appreciate, the potential realized value of the options granted will be zero.



                                                OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                                -------------------------------------
                                                                                                 Potential Realizable Value at
                                                                                              Assumed Annual Rates of Stock Price
                                                                                                  Appreciation for Option Term
                                               Individual Grants                                            ($ 000s)
------------------------------------------------------------------------------------------------------------------------------------
              (a)                 (b)                (c)             (d)           (e)            (f)          (g)          (h)
                                  # of            % of Total
                                Securities       Options/SARs
                                Underlying        Granted to      Exercise or
                               Options/SARs      Employees in     Base Price    Expiration
             Name                Granted         Fiscal Year        ($/Sh)         Date            0%           5%          10%
------------------------       ------------      -------------   ------------   ------------   ----------   ---------   ------------


Jon E. Slater                    34,340(1)            0.1%        56.2200      1/10/2011           --        1,214.1     3,076.9

Frank P. Gatto                   17,850(1)            0.1%        56.2200      1/10/2011           --          631.1     1,599.4

Cristina M. Lambert              14,300(1)            0.0%        56.2200      1/10/2011           --          505.6     1,281.3

Elizabeth A. Lenz                11,000(1)            0.0%        56.2200      1/10/2011           --          388.9       985.6

Ileana Molina de Bachman         11,000(1)            0.0%        56.2200      1/10/2011           --          388.9       985.6

         (1) One-third of the options are exercisable on January 11, 2002; two thirds are exercisable on January 11, 2003; and the balance are exercisable on January 11, 2004.


         The following table provides information as to options and stock appreciation rights (referred to as SARs) exercised by each of the named executive officers during 2001. The table sets forth the value of options and stock appreciation rights held by such officers at 2001 year-end.



                                              AGGREGATED OPTION/SAR EXERCISES
                                      IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES
---------------------------------------------------------------------------------------------------------------------
              (a)                 (b)            (c)                 (d)                            (e)
                                                                                            Value of Unexercised
                                                              Number of Securities        In-the-Money Options/SARs
                                                            Underlying Options/SARs             at F-Y-End
                              Shares          Value             at F-Y-End(#)                    ($ 000s)
                            Acquired on      Realized    ----------------------------   -----------------------------
             Name           Exercise(#)      ($000s)      Exercisable   Unexercisable    Exercisable    Unexercisable
------------------------   ------------   ------------   ------------   -------------   ------------    -------------
  Jon E. Slater                      --             --         91,499         79,839          418.3           91.4

  Frank P. Gatto                     --             --         28,465         37,021          121.7           34.3

  Cristina M. Lambert                --             --         29,523         33,122          132.5           29.7

  Elizabeth A. Lenz                  --             --         17,821         24,426           20.4            5.9

  Ileana Molina de Bachman           --             --          4,007         19,948             --            5.9

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


                                       YEARS OF SERVICE
FINAL AVERAGE      -----------------------------------------------------------------------
   EARNINGS            15            20            25              30               35
-------------      ----------    ----------   ------------    ------------    ------------
 $  200,000        $   41,921    $   55,894   $     69,868    $     83,841    $     97,815
    300,000            63,671        84,894        106,118         127,341         148,565
    400,000            85,421       113,894        142,368         170,841         199,315
    500,000           107,171       142,894        178,618         214,341         250,065
    600,000           128,921       171,894        214,868         257,841         300,815
    700,000           150,671       200,894        251,118         301,341         351,565
    800,000           172,421       229,894        287,368         344,841         402,315
    900,000           194,171       258,894        323,618         388,341         453,065
  1,000,000           215,921       287,894        359,868         431,841         503,815
  1,200,000           259,421       345,894        432,368         518,841         605,315
  1,500,000           324,671       432,894        541,118         649,341         757,565
  2,000,000           433,421       577,894        722,368         866,841       1,011,315
  2,500,000           542,171       722,894        903,618       1,084,341       1,265,065
  3,000,000           650,921       867,894      1,084,868       1,301,841       1,518,815


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

COMPANY'S PENSION PLAN

         The following table illustrates the estimated annual benefits payable under the Company's defined benefit pension plan. The table assumes normal retirement age 65 and is calculated on a single life annuity basis, based upon final average earnings (integrated with social security as described below) and years of service:


                               PENSION PLAN TABLE


                                       YEARS OF SERVICE
FINAL AVERAGE          --------------------------------------------------
   SALARY                15              20           25            30
-------------          -------        --------      -------       -------
  $100,000             $26,851         $38,611      $48,264       $55,417

   125,000              34,351          48,611       60,764        69,792

   150,000              41,851          58,611       73,264        84,167

   175,000              44,851          62,611       78,264        89,917

   200,000              44,851          62,611       78,264        89,917

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Company has a Compensation Committee comprised of, Richard L. Carrion, Fares F. Salloum and Michael T. Masin. This Committee is responsible for establishing and administering the policies and plans related to compensation of the Company's management, including the executives listed in the "Executive Officers" table included in Item 10 of this Form 10-K.

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

         Fares F. Salloum, Chairman of the Company, also serves as President-International-Americas for Verizon.

         Michael T. Masin, a Director of the Company, also serves as President Verizon International and Vice Chairman of Verizon.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SHAREHOLDERS AND SHAREHOLDER RELATIONSHIPS

SHARE OWNERSHIP

         There were 50 million authorized and 25 million outstanding shares of no par value common stock at December 31, 2001. The owners of the common stock as of March 20, 2002 are as follows:



                                                                                                              SHARES
                                                                                                     -------------------------
               NAME OF BENEFICIAL OWNER                           ADDRESS                             NUMBER        PERCENTAGE
               ------------------------                           -------                            --------       ----------
          GTE Holdings (Puerto Rico) LLC - (Verizon)      GTE Holdings (Puerto Rico) LLC             13,003,276        52.01
                                                          5221 North O'Connor Boulevard
                                                          Irving, Texas 75039

          Popular, Inc.                                   209 Munoz Rivera Avenue                     3,246,749        12.99
                                                          Hato Rey, Puerto Rico 00918

          PRTA Holdings Corporation                       Government Development Bank                 6,999,975        28.00
                                                          For Puerto Rico
                                                          Minillas Government Center
                                                          San Juan, Puerto Rico 00940

          Employee Stock Ownership Plan                   U.S. Trust Company National Association     1,750,000         7.00
                                                          c/o Dennis M. Kunisaki
                                                          515 South Flower Street
                                                          Los Angeles, California 90171
                                                                                                     ----------      -------

          Total                                                                                      25,000,000       100.00
                                                                                                     ----------      -------
          All Directors and Executive (17 persons)
              Officers as a Group                                                                             0            0


CHANGE OF SHAREHOLDER OWNERSHIP PERCENTAGE

         On January 25, 2002, Verizon, through its subsidiary GTE Holdings (Puerto Rico) LLC, and Popular, Inc. acquired an additional 12% and 3% respective interest in the Company by exercising an option each held since the Acquisition on March 2, 1999. Verizon and Popular obtained the additional ownership interest from PRTA Holdings.

         Verizon and Popular paid PRTA Holdings $138 million and $34 million, respectively, for a total of $172 million in cash for the additional 3,750,000 shares at a $45.936 per share price established in the Share Option Agreement.

OWNERSHIP REQUIREMENTS

         Verizon must maintain at least a 35% ownership interest through March 2, 2004. If Verizon proposes to transfer shares as permitted by the shareholders agreement, other than to any of its affiliates or other than in a public offering or widely distributed private placement, which is for more than 7.5% of the total number of our shares or which would result in the transferee owning over 20% of our shares, then the Government of Puerto Rico shall have the right to participate in this sale, by selling the applicable pro-rata portion of the aggregate number of shares then owned by all of the Puerto Rico Entities. If the Puerto Rico Entities would own 5% or less of our shares after exercising this right, Verizon shall have the option of requiring that the Puerto Rico Entities sell all of their remaining shares to the buyer, or requiring that the Puerto Rico Entities sell to the buyer the shares that the buyer is willing to purchase and sell any remaining shares owned by the Puerto Rico Entities to Verizon.

         Under the Popular Shareholders Agreement, Popular, Inc. has the right to require Verizon to permit Popular, Inc. to participate on a pro-rata basis in any transfer of shares to non-affiliates by Verizon, other than an underwritten public offering or widely distributed private placement.

         The Company has agreed to use all commercially reasonable efforts to support an initial public offering ("IPO") of the Government's remaining 28% interest.

SHAREHOLDERS' AGREEMENT

         The board of directors has 9 members, who are appointed as follows: 5 directors are appointed by Verizon; 1 director is appointed by Popular, Inc., pursuant to an agreement with Verizon; and 3 directors are appointed by PRTA Holdings (Government). The ESOP does not have the right to appoint any directors. The number of directors the Government of Puerto Rico can appoint is related to its share ownership in the Company. The PRTA is entitled to appoint 3, 2, or 1 director as long as it (or its successor) holds at least a 25%, 15%, or 4% ownership interest, respectively. Unanimous approval is required for the following actions:

         o An acquisition, strategic alliance, or joint venture exceeding 15% of the Company's assets;

         o        Issuance of equities, convertible equity securities, or debt;

         o        Changes in dividend policy; and

         o Transactions with Verizon and Popular, Inc. exceeding $1 million, annually.

         Unanimous approval is required for the additional following matters as long as the Government holds at least a 10% ownership interest:

         o        Asset sales of 25% or more of the Company's assets;

         o Amendments to the Certificate of Incorporation adversely affecting the Government; and

         o        The liquidation, merger or consolidation of the Company.

         Verizon and the Government agreed that neither party, nor a Verizon affiliate, will compete in the telecommunications business (subject to certain exceptions) until the earlier of:

         o The date when the Government ceases to own at least 5% of the shares,

         o        The later of 7 years after the sale or 1 year after an IPO.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH VERIZON

MANAGEMENT AND TECHNOLOGY LICENSE AGREEMENTS

         Verizon provides advice and direction regarding the administration and operations of our business, as well as providing us with its existing intellectual property and software that is not restricted by patent or copyrights under a 5-year agreement, expiring March 2, 2004. Verizon is reimbursed for transportation, lodging, and meals and receives royalties and fees based on the following percentages of EBITDA, excluding provisions for voluntary severance programs:

         o        8% for years 1 and 2 of the agreement;

         o        7% for years 3 and 4 of the agreement;

         o        6% for year 5 of the agreement.

         Total royalties and fees accrued in 2001 and 2000 was $39 million and $53 million, respectively, including interest through September 2000 when the principal amount was due under a separate deferral agreement.

REIMBURSEMENT AGREEMENT

         The Company has a reimbursement agreement with Verizon, whereby actual out-of-pocket executive salaries and related benefit expenses are billed back to the Company. Refer to the "Executive Compensation" section (Item 11) for further details.

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

DIRECTORY AGREEMENTS

         We entered into a new 95-year agreement in 1999 with Verizon Information Services, Inc., a joint venture among VNU, Verizon, and ourselves which provides us a publishing right of 35% of yellow page advertising revenues, plus billing and collection fees which generated $20 million of directory advertising revenues for the year 2001.

TRANSACTIONS WITH POPULAR, INC.

         Popular, Inc. provides wireline bill collection, lock-box, cash management, and wireless bill processing services for $8 million for 2001 and 2000. These services are negotiated at arms-length market value rates.

         At December 31, 2001, the Company maintained a $50 million working capital credit facility with Popular, Inc. There was $50 million outstanding at December 31, 2001 under this working capital credit facility.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1) and (2) List of Financial Statements and Financial Statements Schedules:

    See Index to Consolidated Financial Statements on Item 8 "Financial Statements and Supplementary Data."

     (All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.)

    (3) Exhibits

    See Exhibit Index.

(b) Reports on Form 8-K

    None filed during the fourth quarter 2001.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

    TELECOMUNICACIONES DE PUERTO RICO, INC.

                                          By:  /s/ Jon E. Slater
                                              ----------------------------------
                                              Name:  Jon E. Slater
                                              Title: Chief Executive Officer
                                              Date:  March 20, 2002


                                          By:      /s/ W. Jack Reagan
                                             ----------------------------------
                                              Name:  W. Jack Reagan
                                              Title: Chief Financial Officer
                                              Date:  March 20, 2002


                                          By:      /s/ Robert P. Huberty
                                             ----------------------------------
                                              Name:  Robert P. Huberty
                                              Title: Chief Accounting Officer
                                              Date:  March 20, 2002

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


            DATE                   SIGNATURE                           CAPACITY
            ----                   ---------                           --------

          March 20, 2002    /s/ JON E. SLATER                   Chief Executive Officer
                            -----------------------------
                            Jon E. Slater


          March 20, 2002    /s/ W. JACK REAGAN                  Chief Financial Officer
                            -----------------------------
                            W. Jack Reagan


          March 20, 2002    /s/ ROBERT P. HUBERTY               Controller
                            -----------------------------
                            Robert P. Huberty


          March 20, 2002    /s/ FARES F. SALLOUM                Director
                            -----------------------------
                            Fares F. Salloum


          March 20, 2002    /s/ ALFRED C. GIAMMARINO            Director
                            -----------------------------
                            Alfred C. Giammarino


          March 20, 2002                                        Director
                            -----------------------------
                            Michael  T. Masin


          March 20, 2002    /s/ JON E. SLATER                   Director
                            -----------------------------
                            Jon E. Slater


          March 20, 2002    /s/ HOWARD M. SVIGALS               Director
                            -----------------------------
                            Howard M. Svigals


          March 20, 2002    /s/ RICHARD L. CARRION              Director
                            -----------------------------
                            Richard L. Carrion


          March 20, 2002                                        Director
                            -----------------------------
                            Juan Agosto Alicea


          March 20, 2002    /s/ HECTOR NEVARES                  Director
                            -----------------------------
                            Hector Nevares


          March 20, 2002    /s/ SAMUEL H. JOVE                  Director
                            -----------------------------
                            Samuel H. Jove

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

          3.4            Certificate of Incorporation of Celulares Telefonica,
                         Inc. (Incorporated by reference to Exhibit 3.3 of the Company's Registration Statement filed on Form S-4
                         (File 333-85503)).

          3.5 Certificate of Amendment to the Certificate of Incorporation of Celulares Telefonica, Inc., as amended.

          4.1            Trust Indenture dated as of May 20, 1999 between
                         Telecomunicaciones de Puerto Rico, Inc. and The Bank of
                         New York. (Incorporated by reference to Exhibit 4.1 of the Company's Registration Statement filed on Form S-4
                         (File 333-85503)).

          10.1 Shareholders Agreement, dated as of March 2, 1999, by and among Telecomunicaciones de Puerto Rico, Inc., GTE
                         Holdings (Puerto Rico) LLC, GTE International
                         Telecommunications Incorporated, Popular, Inc., Puerto
                         Rico Telephone Authority and the shareholders of Telecomunicaciones de Puerto Rico, Inc., who shall from time to time be parties thereto as provided therein.
                         (Incorporated by reference to Exhibit 10.5 of the Company's Registration Statement filed on Form S-4
                         (File 333-85503)).

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

          10.26          Third Letter Amendment, dated August 3, 2001, to the
                         Five-Year Credit Agreement with Citibank, N.A., dated as of March 2, 1999, as amended by the Letter Amendment to Five-Year Credit Agreement dated as of May 7, 1999 and as further amended by the second Letter Amendment to Five-Year Credit Agreement dated as of February 15,
                         2001. (Incorporated by reference to Exhibit 10.26 of the Company's Quarterly Report on Form 10-Q for the period ended September 31, 2001 (File 333-85503)).

          10.27 ISDA Master Agreement, dated August 29, 2001, by and among Telecomunicaciones de Puerto Rico, Inc., as the Counterparty, Puerto Rico Telephone Company and
                         Celulares Telefonica, Inc., as Guarantors, and Bank of
                         America, N.A., as the Bank. (Incorporated by reference to Exhibit 10.27 of the Company's Quarterly Report on
                         Form 10-Q for the period ended September 31, 2001 (File
                         333-85503)).

          10.28 ISDA Master Agreement, dated August 29, 2001, by and among Telecomunicaciones de Puerto Rico, Inc., as the Counterparty, Puerto Rico Telephone Company and
                         Celulares Telefonica, Inc., as Guarantors, and
                         Citibank, N.A., as the Bank. (Incorporated by reference to Exhibit 10.28 of the Company's Quarterly Report on
                         Form 10-Q for the period ended September 31, 2001 (File
                         333-85503)).

          12             Statement Regarding Computation of Ratio of Earnings to
                         Fixed Charges.

          21             Subsidiaries of the Registrant.

          23             Independent Auditors' Consent