Form 10-Q
period 2002-03-31
TELECOMUNICACIONES DE PUERTO RICO INC
filed 2002-05-15
CIK 1089357

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

                 For the quarterly period ended: MARCH 31, 2002

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

        Registrant's telephone number, including area code: 787-792-6052


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

                                              YES [X]  NO [ ]


================================================================================

                                      INDEX


            TELECOMUNICACIONES DE PUERTO RICO, INC. AND SUBSIDIARIES



PART I. FINANCIAL INFORMATION

     Item 1.      Financial Statements (Unaudited)                                             3

                  Condensed consolidated balance sheets -- March 31, 2002 and
                  December 31, 2001                                                            3

                  Condensed consolidated statements of income and comprehensive
                  income -- Three months ended March 31, 2002 and 2001                         4

                  Condensed consolidated statements of changes in shareholders'
                  equity -- Three months ended March 31, 2002 and year ended
                  December 31, 2001                                                            5

                  Condensed consolidated statements of cash flows -- Three
                  months ended March 31, 2002 and 2001                                         6

                  Notes to condensed consolidated financial statements                         7

     Item 2.      Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                   24

     Item 3.      Quantitative and Qualitative Disclosures about Market Risk                  33

PART II. OTHER INFORMATION

     Item 1.      Legal Proceedings                                                           34

     Item 2.      Changes in Securities and Use of Proceeds                                   34

     Item 3.      Defaults Upon Senior Securities                                             34

     Item 4.      Submission of Matters to a Vote of Security Holders                         34

     Item 5.      Other Information                                                           34

     Item 6.      Exhibits and Reports on Form 8-K                                            34

SIGNATURES                                                                                    35

EXHIBIT INDEX                                                                                 36

PART I    FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

            TELECOMUNICACIONES DE PUERTO RICO, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                                                                                          (UNAUDITED)
                                                                                           MARCH 31,       DECEMBER 31,
                                                                                              2002             2001
                                                                                          -----------      ------------
                ASSETS

                CURRENT ASSETS:
                     Cash and cash equivalents                                            $    15,115      $     34,797
                     Accounts receivable, net of allowance for doubtful accounts
                       of $109,003 and $107,436 in 2002 and 2001, respectively                358,742           359,914
                     Inventory and supplies, net                                               23,191            24,755
                     Prepaid expenses                                                          18,700            11,610
                                                                                          -----------      ------------
                         Total current assets                                                 415,748           431,076
                PROPERTY, PLANT AND EQUIPMENT, net                                          1,604,293         1,631,770
                GOODWILL, net                                                                 178,094           178,094
                INTANGIBLES, net                                                              181,412           180,370
                DEFERRED INCOME TAX                                                           214,018           221,499
                OTHER ASSETS                                                                  106,277           105,441
                                                                                          -----------      ------------
                TOTAL ASSETS                                                              $ 2,699,842      $  2,748,250
                                                                                          ===========      ============

                LIABILITIES AND SHAREHOLDERS' EQUITY

                CURRENT LIABILITIES:
                      Short-term debt                                                     $   439,189      $    494,335
                      Other current liabilities                                               353,703           345,203
                                                                                          -----------      ------------
                         Total current liabilities                                            792,892           839,538
                LONG-TERM DEBT, excluding current portion                                     701,100           701,441
                PENSION AND OTHER POST-EMPLOYMENT BENEFITS                                    469,556           531,636
                OTHER NON-CURRENT LIABILITIES                                                 126,808           126,561
                                                                                          -----------      ------------
                          Total liabilities                                                 2,090,356         2,199,176
                                                                                          -----------      ------------

                MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY                                   11,124            10,759
                                                                                          -----------      ------------

                COMMITMENTS AND CONTINGENCIES

                SHAREHOLDERS' EQUITY:
                    Common stock                                                              701,952           701,952
                    Deferred ESOP compensation                                                (28,793)          (28,793)
                    Subscription receivable                                                   (71,809)         (109,959)
                    Retained earnings                                                          75,489            53,592
                    Accumulated other comprehensive loss                                      (78,477)          (78,477)
                                                                                          -----------      ------------
                          Total shareholders' equity                                          598,362           538,315
                                                                                          -----------      ------------
                TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                $ 2,699,842      $  2,748,250
                                                                                          ===========      ============

   The accompanying notes are an integral part of these financial statements.

            TELECOMUNICACIONES DE PUERTO RICO, INC. AND SUBSIDIARIES

      CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                 (In thousands)


                                                        FOR THE THREE MONTHS ENDED
                                                                 MARCH 31,
                                                           2002            2001
                                                        ----------      ----------
                                                                (UNAUDITED)
REVENUES:
  Local services                                        $  142,709      $  140,324
  Long distance services                                    38,792          46,703
  Access services                                           81,098          90,061
  Cellular services                                         42,223          39,015
  Paging services                                            1,924           5,500
  Directory services                                           101              90
  Other services and sales                                  13,850          18,813
                                                        ----------      ----------
        Total revenues                                     320,697         340,506
                                                        ----------      ----------

OPERATING COSTS AND EXPENSES:
  Labor and benefits                                        97,759          97,307
  Other operating expenses                                 106,139          93,245
  Early retirement provision                                    --           3,846
  Depreciation and amortization                             66,300          69,188
                                                        ----------      ----------
        Total operating costs and expenses                 270,198         263,586
                                                        ----------      ----------

OPERATING INCOME                                            50,499          76,920
                                                        ----------      ----------

OTHER INCOME (EXPENSE):
  Interest expense, net                                    (14,121)        (14,986)
  Equity income from joint venture                             576             530
  Minority interest in consolidated subsidiary                (365)             --
                                                        ----------      ----------
        Total other income (expense), net                  (13,910)        (14,456)
                                                        ----------      ----------

INCOME BEFORE INCOME TAX EXPENSE                            36,589          62,464

INCOME TAX EXPENSE                                          13,585          26,001
                                                        ----------      ----------

NET INCOME AND COMPREHENSIVE INCOME                     $   23,004      $   36,463
                                                        ==========      ==========

The accompanying notes are an integral part of these financial statements.

            TELECOMUNICACIONES DE PUERTO RICO, INC. AND SUBSIDIARIES

      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                 (In thousands)



                                                                                                       ACCUMULATED
                                                            DEFERRED                     RETAINED         OTHER
                                               COMMON         ESOP        SUBSCRIPTION   EARNINGS     COMPREHENSIVE
                                                STOCK     COMPENSATION    RECEIVABLE     (DEFICIT)         LOSS         TOTAL
                                              ---------   ------------    ------------   ---------    -------------   ---------
BALANCE, DECEMBER 31, 2000                    $ 700,220   $    (28,653)   $   (141,323)  $  (7,002)   $     (25,475)  $ 497,767

  Net income                                         --             --              --     118,456               --     118,456
  Dividends paid                                     --             --              --     (57,862)              --     (57,862)
  Accretion of discount on
       subscription receivable                       --             --          (8,636)         --               --      (8,636)
  PRTA capital contribution                          --             --          40,000          --               --      40,000
  Release of ESOP shares                          1,732          1,420              --          --               --       3,152
  Advance to ESOP                                    --         (1,535)             --          --               --      (1,535)
  Other ESOP contribution                            --            (25)             --          --               --         (25)
  Minimum pension liability adjustment               --             --              --          --          (53,002)    (53,002)
                                              ---------   ------------    ------------   ---------    -------------   ---------

BALANCE, DECEMBER 31, 2001                    $ 701,952   $    (28,793)   $   (109,959)  $  53,592    $     (78,477)  $ 538,315
(UNAUDITED)

  Net income, for the three months ended
       March 31, 2002                                --             --              --      23,004               --      23,004
  Dividends paid                                     --             --              --      (1,107)              --      (1,107)
  Accretion of discount on
       subscription receivable                       --             --          (1,850)         --               --      (1,850)
  PRTA capital contribution                          --             --          40,000          --               --      40,000
                                              ---------   ------------    ------------   ---------    -------------   ---------

BALANCE, MARCH 31, 2002                       $ 701,952   $    (28,793)   $    (71,809)  $  75,489    $     (78,477)  $ 598,362
                                              =========   ============    ============   =========    =============   =========

The accompanying notes are an integral part of these financial statements.

            TELECOMUNICACIONES DE PUERTO RICO, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                                                 FOR THE THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                     2002            2001
                                                                 ----------      ----------
                                                                        (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                     $   23,004      $   36,463
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                                    66,300          69,188
    Provision for uncollectible accounts                             16,209          11,535
    Deferred income tax                                               7,481             529
    Accretion of discount on subscription receivable                 (1,850)         (2,453)
    Equity income from joint venture                                   (576)           (530)
    Early retirement provision                                           --           3,846
    Release of ESOP shares                                               --           2,567
    Minority interest in consolidated subsidiary                        365              --
    Changes in assets and liabilities:
        Accounts receivable                                         (15,037)            334
        Inventory and supplies                                        1,564          (6,386)
        Prepaid expenses and other assets                            (8,479)         (9,469)
        Other current and non-current liabilities                     8,747          38,643
        Pension and other post-employment benefits                  (62,080)        (54,306)
                                                                 ----------      ----------
              Net cash provided by operating activities              35,648          89,961
                                                                 ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures, including removal costs                    (39,437)        (30,751)
   Net salvage on retirements and other                                 345           1,336
                                                                 ----------      ----------
              Net cash used in investing activities                 (39,092)        (29,415)
                                                                 ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Capital contribution                                              40,000          40,000
   Net repayments of short-term debt, including
      capital leases                                                (55,131)        (76,965)
   Dividends paid                                                    (1,107)             --
                                                                 ----------      ----------
              Net cash used in financing activities                 (16,238)        (36,965)
                                                                 ----------      ----------

NET (DECREASE) INCREASE IN CASH
  AND CASH EQUIVALENTS                                              (19,682)         23,581
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                                          34,797          30,834
                                                                 ----------      ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $   15,115      $   54,415
                                                                 ==========      ==========

The accompanying notes are an integral part of these financial statements.

TELECOMUNICACIONES DE PUERTO RICO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
--------------------------------------------------------------------------------

1.   BUSINESS

     Telecomunicaciones de Puerto Rico, Inc. (the "Company") holds 100% of the common stock of Puerto Rico Telephone Company, Inc. ("PRTC"), Verizon Wireless Puerto Rico, Inc. ("Verizon Wireless") (formerly Celulares Telefonica, Inc.) and Datacom Caribe, Inc. ("Datacom"). The Company also holds a 67% interest in Coqui.net Corporation ("Coqui.net") (formerly Coqui.com Corporation) and a 25% interest in Verizon Information Services, Inc. ("VISI"). The Company is the largest telecommunications service provider in Puerto Rico. PRTC, a Puerto Rico corporation, is the incumbent local exchange carrier for the island of Puerto Rico. Wireline service is provided by PRTC and cellular and paging services are provided by Verizon Wireless. The Company's dial-up Internet access service is provided by Coqui.net. The Company's directory publishing revenues are generated by VISI. See Note 18.

     GTE Corporation ("GTE") acquired a 40% interest in and management control over the Company on March 2, 1999 from Puerto Rico Telephone Authority ("PRTA"), an entity of the Commonwealth of Puerto Rico (the "Acquisition"). In the Acquisition, Popular, Inc. acquired a 10% interest in the Company. GTE and Bell Atlantic Corporation merged on June 30, 2000 to form Verizon Communications Inc. ("Verizon"). On January 25, 2002, Verizon, through its subsidiary GTE Holdings (Puerto Rico) LLC, and Popular, Inc., acquired an additional 12% and 3% interest in the Company, respectively, by exercising an option each held since the Acquisition (the "Option Exercise"). Verizon and Popular obtained the additional ownership interest from PRTA Holdings Corp., an entity of the PRTA ("PRTA Holdings"). Verizon and Popular paid PRTA Holdings $138 million and $34 million, respectively, for a total of $172 million in cash for the additional 3,750,000 shares at a $45.9364 per share price established in the Share Option Agreement. The Company is an affiliate of Verizon, which now consolidates the Company's financial results with its own financial results.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION

     The unaudited condensed consolidated financial statements have been prepared pursuant to rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Management believes the financial statements include all adjustments and recurring accruals necessary to fairly present the results of operations and financial condition for the interim periods shown. The December 31, 2001 condensed consolidated balance sheet was derived from audited financial statements and should be read in conjunction with the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

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

     SFAS No. 142 no longer permits the amortization of goodwill and other indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or, under certain conditions, more frequently) for impairment in accordance with this statement.

     This impairment test uses a fair value approach rather than the undiscounted cash flow approach previously required by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

     Intangible assets that do not have indefinite lives will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The discontinuation of amortizing goodwill and other long-lived assets will result in reducing annual amortization expense by approximately $15 million for 2002. The Company adopted SFAS No. 142 effective January 1, 2002. The Company, together with an independent appraiser, has evaluated its assets using the fair value approach for each reporting unit, to determine if there is an impairment exposure (transitional impairment test) and the impact it would have in the Company's results of operations for 2002. The evaluation of the three reporting units revealed no impairment exposure.

     The following financial information represents the adjusted condensed consolidated results of operations of the Company as if the adoption of SFAS 142 had been applied to the prior period presented. The adjusted results presented below exclude the effects (net of tax) of the amortization of goodwill and other indefinite life intangibles.


                                                           FOR THE THREE MONTHS ENDED
                                                                  MARCH 31,
                                                                  (ADJUSTED)     (AS REPORTED)
                                                      2002           2001            2001
                                                   ----------     ----------     -------------
                                                                (In thousands)
         Revenues                                  $  320,697     $  340,506     $     340,506

         Operating costs                              270,198        259,730           263,586
                                                   ----------     ----------     -------------

         Operating income                              50,499         80,776            76,920

         Other expense, net                            13,910         14,456            14,456
                                                   ----------     ----------     -------------

         Income before income tax expense              36,589         66,320            62,464

         Income tax expense                            13,585         27,091            26,001
                                                   ----------     ----------     -------------

         Net income                                $   23,004     $   39,229     $      36,463
                                                   ==========     ==========     =============

     The following reconciles net income reported for the quarter ended March 31, 2001 to adjusted net income for the same period as required by the provisions of SFAS 142.

                                                      FOR THE THREE
                                                       MONTHS ENDED
                                                         MARCH 31,
                                                           2001
                                                      --------------
     RECONCILIATION:                                  (In thousands)
     ---------------
         Net income, as reported                      $       36,463
         Discontinued amortization of goodwill                 1,818
         Discontinued amortization of other
            indefinite life intangibles                        2,038
         Tax effect                                           (1,090)
                                                      --------------
            Adjusted net income                       $       39,229
                                                      ==============

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

     ACCOUNTING FOR IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS

     In August 2001, the FASB issued SFAS No. 144. This standard supersedes SFAS No. 121 and the provisions of Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" with regard to reporting the effects of a disposal of a segment of a business. SFAS No. 144 establishes a single accounting model for assets to be disposed of by sale and addresses several SFAS No. 121 implementation issues. The Company adopted SFAS No. 144 effective January 1, 2002 without any impact on its financial statements.

4.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consist of:


                                                             USEFUL       MARCH 31,    DECEMBER 31,
                                                           LIVES (YRS)      2002           2001
                                                           -----------   -----------   ------------
                                                                              (In thousands)
        Outside plant                                         7.2        $ 1,985,694   $  1,978,670
        Central office and transmission equipment             4.6          1,254,029      1,228,540
        Equipment and other                                   3.7            361,635        357,885
        Buildings                                            19.0            331,740        334,307
        Land                                                  N/A             25,302         25,309
                                                                         -----------   ------------
             Gross plant in service                                        3,958,400      3,924,711
        Less accumulated depreciation                                      2,457,247      2,407,760
                                                                         -----------   ------------
             Net plant in service                                          1,501,153      1,516,951
        Construction in progress                                             103,140        114,819
                                                                         -----------   ------------
             Total                                                       $ 1,604,293   $  1,631,770
                                                                         ===========   ============

5.   GOODWILL

     The Company has three reporting units, which are; (i) PRTC (wireline); (ii) Verizon Wireless (wireless); and (iii) Coqui.net (Internet dial-up service provider). Following is a break-down of goodwill by reporting unit as of March 31, 2002 and December 31, 2001:

                                               COST       ACC AMORT.     BOOK VALUE
                                             ---------    ----------     ----------
                                                        (In thousands)
        Wireline (PRTC)                      $ 173,540     $ 19,642      $  153,898
        Dial-up Internet (Coqui.net)            30,542        6,346          24,196
                                             ---------     --------      ----------
               Total                         $ 204,082     $ 25,988      $  178,094
                                             =========     ========      ==========

6.  INTANGIBLES

    Intangibles consist of:

                                                MARCH 31, 2002                          DECEMBER 31, 2001
                                   --------------------------------------     --------------------------------------
    (In thousands)
                                     COST        ACC AMORT.    BOOK VALUE       COST        ACC AMORT.    BOOK VALUE
                                   ---------     ----------    ----------     ---------     ----------     ----------
    INDEFINITE LIFE
    Wireline concession            $  96,000     $  10,880     $   85,120     $  96,000     $  10,880     $   85,120
    FCC Cellular licenses             30,361         6,506         23,855        30,361         6,506         23,855

    DEFINITE LIFE
    Wireline trade name               48,400         5,969         42,431        48,400         5,485         42,915
    Customer base                     15,544        14,232          1,312        15,544        14,112          1,432
    Software licenses                 38,798        10,104         28,694        35,501         8,453         27,048
    Other                                500           500             --           500           500             --
                                   ---------     ---------     ----------     ---------     ---------     ----------
           Total                   $ 229,603     $  48,191     $  181,412     $ 226,306     $  45,936     $  180,370
                                   =========     =========     ==========     =========     =========     ==========

7.   OTHER ASSETS

     Other assets consist of:

                                                                MARCH 31,    DECEMBER 31,
                                                                  2002           2001
                                                               -----------   ------------
                                                                      (In thousands)
         Deferred activation and installation costs            $    53,557   $     49,744
         Notes receivable-equipment sales                           19,414         21,394
         Deferred pension asset                                     15,010         15,010
         Deferred financing costs, net                               4,663          5,044
         Other deferred costs                                        5,595          6,205
         Interest rate swap                                            791          1,147
         Investment in Verizon Information Services                  4,695          4,119
         Other assets                                                2,552          2,778
                                                               -----------   ------------
              Total                                            $   106,277   $    105,441
                                                               ===========   ============


8.   EARLY RETIREMENT AND VOLUNTARY SEPARATION PROGRAMS

     In December 2000, an early retirement program was offered to management employees. Those choosing to retire received a credit for three years additional service, five years of additional age, and were immediately eligible for retiree medical benefits. As a result of the early retirement program, the Company recorded a $4 million non-cash provision, which is reflected in the Company's results of operations for the first quarter of 2001, based on 13 employees electing to participate in this program during the first quarter of 2001.

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

     The ESOP obtained a $2 million advance from the Company in 2001 that was used to purchase Company shares from retired employees.

     The capital contribution was reflected as additional deferred ESOP compensation in equity.

     Compensation expense is recorded based on the release of shares at market value, based on an independent appraisal performed annually. The ESOP released approximately 40,800 shares in 2001. This release resulted in compensation expense of $3 million reflecting the market value of the shares. The release of shares, based upon the per share price established at the Acquisition, amounted to approximately $1 million for December 31, 2001, which is reflected as a reduction of deferred ESOP compensation in equity.

10.  OTHER CURRENT LIABILITIES

     Other current liabilities consist of:

                                                  MARCH 31,    DECEMBER 31,
                                                    2002           2001
                                                 -----------   ------------
                                                        (In thousands)
             Accounts payable                    $    86,049   $    126,316
             Accrued expenses                        102,817         83,631
             Employee benefit accruals                55,127         57,770
             Carrier payables                         45,914         36,774
             Taxes                                    39,877         32,739
             Interest                                 23,919          7,973
                                                 -----------   ------------
                  Total                          $   353,703   $    345,203
                                                 ===========   ============

11.  DEBT

     Debt consists of:

                                                  MARCH 31,    DECEMBER 31,
                                                    2002           2001
                                                 -----------   ------------
                                                        (In thousands)
     Senior notes
        Due May 15, 2002 at 6.15%                $   299,997   $    299,991
        Due May 15, 2006 at 6.65%                    399,905        399,900
        Due May 15, 2009 at 6.80%                    299,870        299,866
     Interest rate swap                                  791          1,147
     Commercial paper                                115,500         94,100
     Working capital credit facility                  23,500        100,000
     Capital leases                                      726            772
                                                 -----------   ------------
          Total                                    1,140,289      1,195,776
     Less short-term debt                            439,189        494,335
                                                 -----------   ------------
          Long-term debt                         $   701,100   $    701,441
                                                 ===========   ============

     The 2002 senior notes are classified as short-term. The senior notes, commercial paper, working capital facility, and bank notes are unsecured and non-amortizing. PRTC and Verizon Wireless are guarantors of these instruments.

     The Company has a $500 million commercial paper program, which is backed by a bank note facility, with maturities not to exceed 365 days. The commercial paper dealer agreement was signed in November 2000. The bank note is a syndicated five-year revolving facility expiring in March 2004. Amounts outstanding under this facility bear interest at 32.5 basis points over six months LIBOR. The bank note credit agreement includes financial covenants, the most significant being that the outstanding principal balance will not exceed four times adjusted Earnings Before Interest, Taxes, Depreciation, and Amortization ("EBITDA"), as defined in the facility agreement.

     The Company also has a $100 million working capital facility with two banks for $50 million each. Amounts outstanding under this facility bear interest at a rate of 30 basis points over LIBOR. This facility was renewed in June 2001 with a term of one year and is expected to be renewed for another year.

     The Company entered into an interest rate swap contract on August 31, 2001 at a notional amount of $150 million. The purpose of the swap is to hedge against changes in the fair value of the Company's senior notes to achieve a targeted mix of fixed and variable rate debt. The swap receives interest at a fixed rate of 6.65% and pays interest at a variable rate equal to six month LIBOR plus 170 basis points, with semiannual settlements and reset dates every May 15 and November 15 until maturity of the May 15, 2006 senior note. The swap was entered into "at market" and as a result, there was no exchange of premium at the initial date of the swap. The Company designates the swap as a hedge of the changes in fair value of the senior note due to changes in the designated benchmark interest rate. PRTC and Verizon Wireless are guarantors of the interest rate swap.

     Aggregate maturities of the senior notes are as follows (in thousands):

           YEAR                                             AMOUNT
           ----                                          -----------
           2002                                          $   300,000
           2006                                              400,000
           2009                                              300,000
                                                         -----------
                   Total                                 $ 1,000,000
                                                         ===========

12.  OTHER NON-CURRENT LIABILITIES

     Other non-current liabilities consist of:

                                                          MARCH 31,    DECEMBER 31,
                                                            2002           2001
                                                        ------------   ------------
                                                              (In thousands)
     Deferred activation and installation revenues      $     53,557   $     49,744
     Customer deposits                                        27,800         27,911
     Other liabilities                                        45,451         48,906
                                                        ------------   ------------
          Total                                         $    126,808   $    126,561
                                                        ============   ============

13.  SHAREHOLDERS' EQUITY

     COMMON STOCK

     Common stock consists of fifty million authorized shares, no par value, of which twenty five million shares were outstanding at March 31, 2002 and December 31, 2001.

     SUBSCRIPTION RECEIVABLE

     The subscription receivable reflects future receipts from the PRTA at its present value (at an 8% discount rate). As part of the Acquisition agreement, the PRTA agreed to contribute cash or stock of $200 million as a capital contribution in equal $40 million installments over five years on March 2 of each year, beginning on March 2, 2000. The Company will use the $200 million to fund its underfunded pension and other post-employment benefit obligations. The stock purchase agreement requires that the Company contribute $66 million, which includes the $40 million received from PRTA, to the pension plan upon receipt of the proceeds on March 2nd of each year. The Company received the third $40 million installment in March 2002 and made the required pension payment of $66 million.

     ACCUMULATED OTHER COMPREHENSIVE LOSS

     The accumulated other comprehensive loss represents unrecognized losses, other than unrecognized prior service costs which are reflected as an other asset, associated with the hourly pension fund since the accumulated benefit obligation exceeds the fair value of plan assets at December 31, 2001.

     DIVIDENDS

     The shareholders agreement requires the payment of dividends equal to at least 50% of net income, to be paid quarterly to the extent funds are legally available.

     During the first quarter of 2002, the Company paid dividends of $1 million pertaining to 2001 fourth quarter net income.

     The Company paid dividends of $58 million in 2001. A $17 million dividend applicable to third quarter 2001 net income was paid in November 2001. Prior to that, the Company paid dividends of $23 million in September 2001 relating to the second quarter earnings and in June 2001, and paid $18 million relating to the first quarter 2001 net income.

14.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts and fair values of the Company's financial instruments are as follows:


                                                                 MARCH 31,                   DECEMBER 31,
                                                                   2002                          2001
                                                         -------------------------     -------------------------
                                                          Carrying        Fair          Carrying         Fair
                                                           Amount         Value          Amount          Value
                                                         ----------     ----------     ----------     ----------
                                                                              (In thousands)
     Assets:
         Cash and cash equivalents                       $   15,115     $   15,115     $   34,797     $   34,797
         Accounts receivable                                358,742        358,742        359,914        359,914
     Liabilities:
         Other current liabilities                       $  353,703     $  353,703     $  345,203     $  345,203
         Short-term debt                                    439,189        439,189        494,335        498,649
         Long-term debt, excluding interest rate swap       700,309        700,720        700,294        697,854
         Interest rate swap                                     791            791          1,147          1,147

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

     Segment results for the Company are as follows:

                                             FOR THE THREE MONTHS ENDED
                                                      MARCH 31,
                                                2002            2001
                                             ----------      ----------
WIRELINE:                                          (In thousands)
  Revenues-
    Local services                           $  144,353      $  140,152
    Long distance services                       38,924          46,730
    Access services                              82,810          90,869
    Directory services and other                 11,994          14,467
                                             ----------      ----------
  Total revenues                             $  278,081      $  293,218
                                             ==========      ==========

  EBITDA                                     $  109,216      $  137,068
                                             ==========      ==========

WIRELESS:
  Revenues-
     Cellular services                       $   42,645      $   39,015
     Paging services                              1,925           5,500
     Equipment sales and other                    1,854           4,437
                                             ----------      ----------
  Total revenues and sales                   $   46,424      $   48,952
                                             ==========      ==========

  EBITDA                                     $    7,583      $    9,040
                                             ==========      ==========

CONSOLIDATED:
  Revenues for reportable segments           $  324,505      $  342,170
  Elimination of intersegment revenues           (3,808)         (1,664)
                                             ----------      ----------
  Consolidated revenues                      $  320,697      $  340,506
                                             ==========      ==========

EBITDA:
  Operating income                           $   50,499      $   76,920
  Depreciation and amortization                  66,300          69,188
                                             ----------      ----------
  EBITDA                                     $  116,799      $  146,108
                                             ==========      ==========


                                              AS OF            AS OF
               ASSETS                       MARCH 31,       DECEMBER 31,
     -------------------------                 2002             2001
                                            ----------      ------------
     Wireline assets                        $2,555,606      $  2,591,488

     Wireless assets                           482,756           468,062
                                            ----------      ------------

     Segment assets                         $3,038,362      $  3,059,550

     Elimination of intersegment assets       (338,520)         (311,300)
                                            ----------      ------------

     Consolidated assets                    $2,699,842      $  2,748,250
                                            ==========      ============

16.  CONDENSED CONSOLIDATING INFORMATION

     The Senior Notes are guaranteed by two wholly owned subsidiaries, PRTC and Verizon Wireless (the "Guarantor Subsidiaries") but not guaranteed by the Company's other two subsidiaries, Coqui.net and Datacom (the "Non-Guarantor Subsidiaries"). The guarantee by each of the Guarantor Subsidiaries is full and unconditional, joint and several.

     The following condensed consolidating financial information as of March 31, 2002 and December 31, 2001 and for the quarters then ended presents the financial position, results of operations and cash flows of (i) the Company as if it accounted for its subsidiaries on the equity method, (ii) the Guarantor Subsidiaries on a combined basis and (iii) the Non-Guarantor Subsidiaries. The consolidation entries eliminate investments in subsidiaries and intercompany balances and transactions.

                     CONDENSED CONSOLIDATING BALANCE SHEETS
                                 March 31, 2002
                                 (In thousands)

                                                                 GUARANTOR       NON-GUARANTOR                           TOTAL
                                                 PARENT         SUBSIDIARIES      SUBSIDIARIES      ELIMINATIONS      CONSOLIDATED
                                              ------------      ------------      ------------      ------------      ------------
 ASSETS

 CURRENT ASSETS:
      Cash and cash equivalents               $         58      $     14,153      $        904      $         --      $     15,115
      Intercompany accounts receivable           1,317,769           122,047             1,473        (1,441,289)               --
      Accounts receivable, net                          --           358,835               (93)               --           358,742
      Inventory and supplies, net                       --            23,191                --                --            23,191
      Prepaid expenses                                  --            18,253               447                --            18,700
                                              ------------      ------------      ------------      ------------      ------------
          Total current assets                   1,317,827           536,479             2,731        (1,441,289)          415,748
 PROPERTY, PLANT AND EQUIPMENT, net                     --         1,596,598             7,695                --         1,604,293
 GOODWILL AND OTHER INTANGIBLES, net                    --           333,999            25,507                --           359,506
 DEFERRED INCOME TAX                                    --           213,856               162                --           214,018
 INVESTMENT IN SUBSIDIARIES                        507,856                --                --          (507,856)               --
 OTHER ASSETS                                        5,696           106,035                --            (5,454)          106,277
                                              ------------      ------------      ------------      ------------      ------------
 TOTAL ASSETS                                 $  1,831,379      $  2,786,967      $     36,095      $ (1,954,599)     $  2,699,842
                                              ============      ============      ============      ============      ============

 LIABILITIES AND SHAREHOLDERS' EQUITY

 CURRENT LIABILITIES:
       Short-term debt                        $    439,000      $    439,189      $         --      $   (439,000)     $    439,189
       Intercompany accounts payable                67,170           239,647               365          (307,182)               --
       Other current liabilities                    24,284           327,315             2,104                --           353,703
                                              ------------      ------------      ------------      ------------      ------------
          Total current liabilities                530,454         1,006,151             2,469          (746,182)          792,892
 LONG-TERM DEBT, excluding current portion         700,563           701,100                --          (700,563)          701,100
 OTHER NON-CURRENT LIABILITIES                       2,000           594,364                --                --           596,364
                                              ------------      ------------      ------------      ------------      ------------
           Total liabilities                     1,233,017         2,301,615             2,469        (1,446,745)        2,090,356
                                              ------------      ------------      ------------      ------------      ------------
 MINORITY INTEREST                                      --                --                --            11,124            11,124
 COMMITMENTS AND CONTINGENCIES
 SHAREHOLDERS' EQUITY:
     Common stock, Additional paid in
       capital and Treasury stock                  701,952           490,927            35,806          (526,733)          701,952
     Deferred ESOP compensation                    (28,793)               --                --                --           (28,793)
     Subscription receivable                       (71,809)               --                --                --           (71,809)
     Retained earnings (deficit)                    75,489            72,902            (2,180)          (70,722)           75,489
     Accumulated other comprehensive loss          (78,477)          (78,477)               --            78,477           (78,477)
                                              ------------      ------------      ------------      ------------      ------------
           Total shareholders' equity              598,362           485,352            33,626          (518,978)          598,362
                                              ------------      ------------      ------------      ------------      ------------
 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $  1,831,379      $  2,786,967      $     36,095      $ (1,954,599)     $  2,699,842
                                              ============      ============      ============      ============      ============

                     CONDENSED CONSOLIDATING BALANCE SHEETS
                                December 31, 2001
                                 (In thousands)

                                                               GUARANTOR        NON-GUARANTOR                            TOTAL
                                               PARENT         SUBSIDIARIES      SUBSIDIARIES       ELIMINATIONS      CONSOLIDATED
                                            ------------      ------------      -------------      ------------      ------------
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents              $         --      $     32,591      $       2,206      $         --      $     34,797
     Intercompany accounts receivable          1,316,922           311,067                233        (1,628,222)               --
     Accounts receivable, net                         --           359,521                393                --           359,914
     Inventory and supplies, net                      --            24,755                 --                --            24,755
     Prepaid expenses                                 --            11,200                410                --            11,610
                                            ------------      ------------      -------------      ------------      ------------
         Total current assets                  1,316,922           739,134              3,242        (1,628,222)          431,076
PROPERTY, PLANT AND EQUIPMENT, net                    --         1,623,717              8,053                --         1,631,770
GOODWILL AND OTHER INTANGIBLES, net                   --           332,836             25,628                --           358,464
DEFERRED INCOME TAX                                   --           221,324                175                --           221,499
INVESTMENT IN SUBSIDIARIES                       486,201                --                 --          (486,201)               --
OTHER ASSETS                                       6,190           105,441                 --            (6,190)          105,441
                                            ------------      ------------      -------------      ------------      ------------
TOTAL ASSETS                                $  1,809,313      $  3,022,452      $      37,098      $ (2,120,613)     $  2,748,250
                                            ============      ============      =============      ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
      Short-term debt                       $    494,100      $    494,335      $          --      $   (494,100)     $    494,335
      Intercompany accounts payable               65,715           371,007              2,688          (439,410)               --
      Other current liabilities                    8,280           335,274              1,649                --           345,203
                                            ------------      ------------      -------------      ------------      ------------
         Total current liabilities               568,095         1,200,616              4,337          (933,510)          839,538
LONG-TERM DEBT, excluding current portion        700,903           701,441                 --          (700,903)          701,441
OTHER NON-CURRENT LIABILITIES                      2,000           656,197                 --                --           658,197
                                            ------------      ------------      -------------      ------------      ------------
          Total liabilities                    1,270,998         2,558,254              4,337        (1,634,413)        2,199,176
                                            ------------      ------------      -------------      ------------      ------------
MINORITY INTEREST                                     --                --                 --            10,759            10,759
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
    Common stock, Additional paid in
      capital and Treasury stock                 701,952           490,927             35,806          (526,733)          701,952
    Deferred ESOP compensation                   (28,793)               --                 --                --           (28,793)
    Subscription receivable                     (109,959)               --                 --                --          (109,959)
    Retained earnings (deficit)                   53,592            51,748             (3,045)          (48,703)           53,592
    Accumulated other comprehensive loss         (78,477)          (78,477)                --            78,477           (78,477)
                                            ------------      ------------      -------------      ------------      ------------
          Total shareholders' equity             538,315           464,198             32,761          (496,959)          538,315
                                            ------------      ------------      -------------      ------------      ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  $  1,809,313      $  3,022,452      $      37,098      $ (2,120,613)     $  2,748,250
                                            ============      ============      =============      ============      ============

      CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                    For the three months ended March 31, 2002
                                 (In thousands)

                                                              GUARANTOR        NON-GUARANTOR                           TOTAL
                                               PARENT        SUBSIDIARIES      SUBSIDIARIES      ELIMINATIONS      CONSOLIDATED
                                            ------------     ------------      -------------     ------------      ------------
REVENUES:
  Local services                            $         --     $    138,681      $       6,465     $     (2,437)     $    142,709
  Long distance services                              --           38,907                 --             (115)           38,792
  Access services                                     --           83,962                 --           (2,864)           81,098
  Cellular services                                   --           42,645                 --             (422)           42,223
  Paging services                                     --            1,925                 --               (1)            1,924
  Directory and other services and sales              --           17,069                 --           (3,118)           13,951
                                            ------------     ------------      -------------     ------------      ------------
    Total revenues                                    --          323,189              6,465           (8,957)          320,697
                                            ------------     ------------      -------------     ------------      ------------

OPERATING COSTS AND EXPENSES:
  Labor and benefits                                  --           97,234                525               --            97,759
  Other operating expenses                            --          111,865              3,231           (8,957)          106,139
  Depreciation and amortization                       --           65,511                789               --            66,300
                                            ------------     ------------      -------------     ------------      ------------
    Total operating costs and expenses                --          274,610              4,545           (8,957)          270,198
                                            ------------     ------------      -------------     ------------      ------------

OPERATING INCOME                                      --           48,579              1,920               --            50,499
                                            ------------     ------------      -------------     ------------      ------------

OTHER INCOME (EXPENSE), NET                       23,004          (13,556)                11          (23,369)          (13,910)
                                            ------------     ------------      -------------     ------------      ------------

INCOME (LOSS) BEFORE INCOME TAX EXPENSE           23,004           35,023              1,931          (23,369)           36,589

INCOME TAX EXPENSE                                    --           12,761                824               --            13,585
                                            ------------     ------------      -------------     ------------      ------------

NET INCOME AND COMPREHENSIVE INCOME         $     23,004     $     22,262      $       1,107     $    (23,369)     $     23,004
                                            ============     ============      =============     ============      ============

      CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                    For the three months ended March 31, 2001
                                 (In thousands)


                                                                   GUARANTOR       NON-GUARANTOR                         TOTAL
                                                    PARENT        SUBSIDIARIES     SUBSIDIARIES      ELIMINATIONS     CONSOLIDATED
                                                 ------------     ------------     -------------     ------------     ------------
REVENUES:
  Local services                                 $         --     $    135,657     $       5,495     $       (828)    $    140,324
  Long distance services                                   --           46,818                --             (115)          46,703
  Access services                                          --           92,477                --           (2,416)          90,061
  Cellular services                                        --           39,351                --             (336)          39,015
  Paging services                                          --            5,505                --               (5)           5,500
  Directory and other services and sales                   --           23,862                --           (4,959)          18,903
                                                 ------------     ------------     -------------     ------------     ------------
        Total revenues                                     --          343,670             5,495           (8,659)         340,506
                                                 ------------     ------------     -------------     ------------     ------------

OPERATING COSTS AND EXPENSES:
  Labor and benefits                                       --           96,995               312               --           97,307
  Other operating expenses                                 --           98,626             3,278           (8,659)          93,245
  Early retirement provision                               --            3,846                --               --            3,846
  Depreciation and amortization                            --           67,684             1,504               --           69,188
                                                 ------------     ------------     -------------     ------------     ------------
        Total operating costs and expenses                 --          267,151             5,094           (8,659)         263,586
                                                 ------------     ------------     -------------     ------------     ------------

OPERATING INCOME                                           --           76,519               401               --           76,920
                                                 ------------     ------------     -------------     ------------     ------------

OTHER INCOME (EXPENSE), net                            36,476          (14,497)                8          (36,443)         (14,456)
                                                 ------------     ------------     -------------     ------------     ------------

INCOME BEFORE INCOME TAX EXPENSE                       36,476           62,022               409          (36,443)          62,464

INCOME TAX EXPENSE                                         13           25,518               470               --           26,001
                                                 ------------     ------------     -------------     ------------     ------------

NET INCOME (LOSS) AND COMPREHENSIVE INCOME       $     36,463     $     36,504     $         (61)    $    (36,443)    $     36,463
                                                 ============     ============     =============     ============     ============

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                    For the three months ended March 31, 2002
                                 (In thousands)


                                                                                GUARANTOR        NON-GUARANTOR         TOTAL
                                                                PARENT         SUBSIDIARIES      SUBSIDIARIES       CONSOLIDATED
                                                             ------------      ------------      -------------      ------------
 CASH PROVIDED BY (USED IN) OPERATING
 ACTIVITIES:                                                 $         --      $     36,700      $      (1,052)     $     35,648
                                                             ------------      ------------      -------------      ------------

 CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures, including removal costs                      --           (39,392)               (45)          (39,437)
    Net salvage on retirements                                         --               550               (205)              345
                                                             ------------      ------------      -------------      ------------
        Net cash used in investing activities                          --           (38,842)              (250)          (39,092)
                                                             ------------      ------------      -------------      ------------

 CASH FLOWS FROM FINANCING ACTIVITIES:
    Capital contribution                                           40,000                --                 --            40,000
    Net repayments of short-term debt, including
       capital leases                                             (55,084)              (47)                --           (55,131)
    Dividends paid                                                 (1,107)               --                 --            (1,107)
    Borrowings/(repayment) intercompany loans                      16,249           (16,249)                --                --
                                                             ------------      ------------      -------------      ------------
        Net cash provided by (used in) financing activities            58           (16,296)                --           (16,238)
                                                             ------------      ------------      -------------      ------------

 NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  58           (18,438)            (1,302)          (19,682)
 CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                      --            32,591              2,206            34,797
                                                             ------------      ------------      -------------      ------------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $         58      $     14,153      $         904      $     15,115
                                                             ============      ============      =============      ============

                 CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                    For the three months ended March 31, 2001
                                 (In thousands)


                                                                          GUARANTOR        NON-GUARANTOR         TOTAL
                                                          PARENT         SUBSIDIARIES      SUBSIDIARIES       CONSOLIDATED
                                                       ------------      ------------      -------------      ------------
CASH PROVIDED BY OPERATING ACTIVITIES                  $         22      $     89,300      $         639      $     89,961
                                                       ------------      ------------      -------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures, including removal costs                 --           (30,535)              (216)          (30,751)
   Net salvage on retirements                                    --             1,489               (153)            1,336
                                                       ------------      ------------      -------------      ------------
       Net cash used in investing activities                     --           (29,046)              (369)          (29,415)
                                                       ------------      ------------      -------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Capital contribution                                      40,000                --                 --            40,000
   Net borrowings (repayments) of short-term debt,
      including capital leases                              (76,986)               21                 --           (76,965)
   Borrowings/(repayments) intercompany loans                39,814           (39,814)                --                --
                                                       ------------      ------------      -------------      ------------
       Net cash provided by (used in)
         financing activities                                 2,828           (39,793)                --           (36,965)
                                                       ------------      ------------      -------------      ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                     2,850            20,461                270            23,581
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                                      --            29,950                884            30,834
                                                       ------------      ------------      -------------      ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD             $      2,850      $     50,411      $       1,154      $     54,415
                                                       ============      ============      =============      ============

17.  CONTINGENCIES AND REGULATORY MATTERS

     The Company is a defendant in various legal matters arising in the ordinary course of business, including a regulatory dispute regarding intra-island access fees charged to long distance carriers. Management, after consultation with legal counsel, believe that the resolution of these matters will not have a material adverse effect on the Company's financial position and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Regulatory Matters" for more information regarding these matters.

     In connection with the privatization of the Company, the PRTA agreed to indemnify, defend and hold the Company harmless for specified litigation in excess of $50 million in the aggregate, including one environmental matter.

     The Company is regulated by the FCC for inter-state wireline services and by the Puerto Rico Telecommunications Board ("TRB") for intra-state wireline services.

18.  SUBSEQUENT EVENT

     On May 1, 2002, the Company executed a tax-free reorganization whereby it merged Verizon Wireless into PRTC. Prior to the merger, the Company created a new wholly owned subsidiary, PRT Larga Distancia, Inc., to carry the off-island long distance business, previously under Verizon Wireless. The purposes of the reorganization were to (i) integrate the wireline and wireless operations without jeopardizing the continuity of the off-island long distance license, (ii) simplifying the overall corporate structure to reduce administrative costs, and (iii) to provide better control and monitoring of the off-island long distance business and expand its potential for growth in Puerto Rico. As a result of this merger, the Company will release a deferred tax valuation allowance, related to the Acquisition, of approximately $93 million, of which approximately $51 million will be recorded against goodwill and $42 million as a deferred tax benefit, in the Company's consolidated statement of income during the second quarter of 2002. In accordance with SFAS 109, the valuation allowance established at the Acquisition date will be reversed against goodwill.

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

CRITICAL ACCOUNTING POLICIES

GENERAL

         The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's unaudited condensed consolidated financial statements, which have been prepared pursuant to rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.

         The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported interim amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to bad debts, intangible assets, income taxes, financing operations, and contingencies and litigation. The Company's management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

         The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its condensed consolidated financial statements.

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

         As discussed in Note 18 to the condensed consolidated financial statements, the Company executed a reorganization plan, which became effective May 1, 2002, whereby Verizon Wireless merged into PRTC. As a result of this merger, the Company will release a deferred tax valuation allowance, related to the Acquisition, of approximately $93 million, of which approximately $51 million will be recorded against goodwill and $42 million as a deferred tax benefit, in the Company's consolidated statement of income during the second quarter of 2002. In accordance with SFAS 109, the valuation allowance established at the Acquisition date will be reversed against goodwill. Management believes that sufficient book and tax income will be generated by the merged company to realize the benefits of these tax assets.

GOODWILL AND INTANGIBLE IMPAIRMENT

         In assessing the recoverability of the Company's goodwill and other intangibles, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets not previously recorded. Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," and has evaluated, on a reporting unit basis, its goodwill and other indefinite life intangibles for impairment during the first quarter of 2002. See Note 3 to the condensed consolidated financial statements for further details.

RESULTS OF OPERATIONS

         We have two reportable segments, Wireline and Wireless. See Note 15 to the condensed consolidated financial statements for additional information on our segments. Reclassifications of prior years' data have been made to conform to the 2002 presentation.

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

     The Wireless segment consists of:

o    Cellular and paging services; and Wireless equipment sales.

REVENUES

                                       THREE MONTHS ENDED MARCH 31,
                                         2002                   2001
                                  ------------------    ------------------
                                           (DOLLARS IN MILLIONS)
  WIRELINE:
  Local                           $   143         44%   $   140         41%
  Network Access                       81         25         90         26
  Long Distance                        39         12         47         14
  Directory and Other                  12          4         15          5
                                  -------       ----    -------       ----
     Total Wireline                   275         85%       292         86%
                                  -------       ----    -------       ----

  WIRELESS:
  Postpaid Cellular                    36         11         32          9
  Prepaid Cellular                      6          2          7          2
                                  -------       ----    -------       ----
     Total Cellular                    42         13         39         11
  Paging                                2          1          6          2
  Wireless Equipment                    2          1          4          1
                                  -------       ----    -------       ----
     Total Wireless                    46         15%        49         14%
                                  -------       ----    -------       ----
     Revenues                     $   321        100%   $   341        100%
                                  =======       ====    =======       ====

EXPENSES AND CHARGES

                                               THREE MONTHS ENDED
                                                    MARCH 31,
                                               2002          2001
                                             --------      --------
                                              (DOLLARS IN MILLIONS)
     WIRELINE:

     Labor and benefits                      $     90      $     89
     Other operating expenses                      79            64
                                             --------      --------
        Total Wireline                            169           153

     WIRELESS:

     Labor and benefits                      $      8      $      8
     Other operating expenses                      27            30
                                             --------      --------
        Total Wireless                             35            38

     OTHER:

     Early retirement provision                    --             4
     Depreciation and amortization                 66            69
     Interest expense and others                   15            15
     Equity income in joint venture                (1)           (1)
     Income tax expense                            14            26
                                             --------      --------
     Net income                              $     23      $     37
                                             ========      ========

OPERATING DATA

                                              THREE MONTHS ENDED
                                                   MARCH 31,
                                               2002         2001
                                             --------     --------
    Access Lines in Service (000's):
        Residential                               961          975
        Business                                  308          309
                                             --------     --------
    Total                                       1,269        1,284

    Cellular Customers (000's):
        Postpaid                                  214          210
        Prepaid                                   118          169
                                             --------     --------
    Total                                         332          379

    Postpaid Cellular ARPU                   $     52     $     50
    Prepaid Cellular ARPU                    $     17     $     15
    Combined Cellular ARPU                   $     39     $     35

    Paging Customers (000's)                       37           98

     QUARTER ENDED MARCH 31, 2002 COMPARED WITH QUARTER ENDED MARCH 31, 2001

    REVENUES. Revenues for the quarter ended March 31, 2002 decreased $20 million, to $321 million from $341 million for the same comparable period in 2001.

    WIRELINE:

         Wireline revenues include local service, network access, long distance, directory revenues and other services. Wireline revenues for the quarter ended March 31, 2002 decreased $17 million, or 6%, to $275 million from $292 million for the same period in 2001.

         Local service revenues include basic voice, telephone and telecommunications equipment rental, value-added services, high-speed private line services, Internet access, and public phone service. Local service revenues for the quarter ended March 31, 2002 increased $3 million, or 2%, to $143 million from $140 million in the comparable 2001 period. The increase resulted primarily from higher revenues from high-speed private lines, Internet access, value-added services, and deferred activation and installation revenues of $3 million, $1 million, $1 million and $1 million, respectively. These increases were offset in part by a decrease in residential basic rent revenues and business measure service of $3 million.

         Telephone access lines decreased 15,000, or 1%, from March 31, 2001 to March 31, 2002. This reflects a softening economy, increased wireline competition and the proliferation of cellular service as a wireline substitute. Increases in high-speed private lines to business and Internet access to consumers reflect an increase in demand for this service for the quarter period ended March 31, 2002. High-speed private lines include services such as ATM, frame relay, DSL and ISDN. Increases in value-added service revenues reflect successful bundling programs, which involve long distance and Internet access. The increase in Internet access is mainly due to an increase in customers of approximately 20,000, or 19%, to 128,000, as compared to the end of the first quarter of 2001.

         Network access revenues include services provided to long distance carriers, competitive local exchange carriers, and cellular and paging operators to originate and terminate calls on our network. These revenues for the quarter decreased $9 million, or 10%, to $81 million compared to $90 million for the same 2001 period. The decrease was due to lower off-island access revenues of $5 million, caused by lower volumes and lower rates. The decrease was also driven by lower interstate high cost fund subsidies of $8 million, reflecting a phasing out of this subsidy (see "Regulatory Matters-Interstate High Cost Subsidy"), and lower intra-island access revenues of $2 million. These decreases were partially offset by higher subscriber line charges of $6 million.

         Long distance revenues include direct dial on-island and off-island, operator-assisted calls, prepaid calling cards and on-island private line revenues. Long distance revenues decreased $8 million, or 17%, to $39 million for the quarter from $47 million for the same 2001 period. The decrease was due to lower intra-island long distance revenues of $5 million, operator services of $2 million and long distance public phone revenues of $1 million. Both intra-island and off-island long distance revenues have decreased mainly due to long distance calls being included in local cellular calling plans.

         Directory and other revenues include directory publishing rights, telecommunication equipment and billing and collection services to competitor long distance operators. Directory and other revenues for the quarter ended March 31, 2002 decreased $3 million, or 20%, to $12 million, from $15 million for the quarter ended March 31, 2001, mainly due to a decrease in wireline equipment sales of $1 million, lower billing and collection services of $1 million and a reduction in other services to carriers of $1 million.

    WIRELESS:

         Revenues from cellular and paging services and related equipment sales for the three months ended March 31, 2002 decreased $3 million, or 6%, to $46 million from $49 million for the comparable 2001 period. Cellular service revenues increased $3 million, or 8%, as a result of higher ARPU of $4 and an increase in postpaid customers of 4,000 in comparison with the quarter ended March 31, 2001. Postpaid cellular ARPU of $52 increased by $2 as a result of higher customer usage.

         Paging revenues declined $4 million, or 67%, to $2 million for the quarter ended March 31, 2002 from $6 million for the comparable 2001 period. The decrease was related to a reduction of 61,000 customers due to the migration of customers to cellular services.

         Wireless equipment sales decreased $2 million, or 50%, to $2 million for the quarter ended March 31, 2002 from $4 million for the comparable 2001 period.

    OPERATING COSTS AND EXPENSES. Operating costs and expenses for the quarter ended March 31, 2002 increased $13 million, or 7%, to $204 million from $191 million reported for the first quarter in 2001.

    WIRELINE:

         Wireline expenses for the quarter ended March 31, 2002 increased $16 million, or 10%, to $169 million from the $153 million incurred for the quarter ended March 31, 2001.

         Labor and benefit expenses increased $1 million to $90 million from $89 million reported for the quarter ended March 31, 2001, mainly due to increases in pension and other post-employment benefits ("OPEBs") of $3 million, higher contractor expenses of $1 million and medical and life insurance expenses of $1 million. These increases were partially offset by a decrease in salaries of $1 million and overtime of $2 million. The minimal labor increase reflects the effect of early retirements and voluntary separation programs.

         Other operating expenses of $79 million for the quarter ended March 31, 2002, increased $15 million, or 23%, compared to the same 2001 period. The increase is primarily due to higher operating tax provisions of $7 million, an increase in bad debt provisions of $4 million, increased activation charges of $2 million, higher interconnection charges of $2 million and higher cost of equipment sold of $1 million. The increase in other operating expenses was partially offset by lower consulting expenses of $2 million.

    WIRELESS:

         Wireless expenses for the quarter ended March 31, 2002, decreased $3 million, or 8%, to $35 million from the $38 million reported for the quarter ended March 31, 2001. Labor and benefit expenses remained constant at $8 million for the quarter ended March 31, 2001 and 2000.

         Other operating expenses decreased $3 million, or 10%, to $27 million from the $30 million reported for the comparable 2001 period. The decrease was due to lower costs from equipment sales of $4 million and a decrease in outsource billing charges of $1 million. These decreases were offset by increases in roaming charges of $1 million and interconnection charges of $1 million.

         EARLY RETIREMENT PROVISION. A total of $4 million was recorded for early retirement program during the first quarter of 2001, involving 13 employees in connection with an early retirements offered to qualified employees in December 2001.

         DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense of $66 million for the quarter ended March 31, 2002 was $3 million lower than for the comparable 2001 period. The discontinued amortization of goodwill and other indefinite life intangibles reduced amortization by $4 million. This decrease was offset by $1 million in higher depreciation due to higher gross plant balances.

         INTEREST EXPENSE. Interest expense of $15 million remained constant for the quarter ended March 31, 2002, as compared to March 31, 2001. As a result of lower interest rates our interest expense decreased by $2 million as debt balances remained constant at $1.1 billion for March 31, 2002 and 2001. This was offset by lower interest income from invested cash of $1 million due to the lower rates and lower interest income of $1 million resulting from the accretion of the discount on the subscription receivable.

         EQUITY INCOME FROM JOINT VENTURE. Earnings of $1 million were generated from our approximate 25% interest in Verizon Information Services, Inc., the largest yellow page publishing company in Puerto Rico.

         INCOME TAXES. A $14 million tax provision for the quarter ended March 31, 2002 reflects a 37% effective tax rate. The difference between the effective and the statutory tax rate of 39%, or $1 million, primarily reflects permanent differences related to interest accretion on the Government subscription receivable, which is a capital contribution.

LIQUIDITY AND CAPITAL RESOURCES

CONSOLIDATED FINANCIAL CONDITION

QUARTER ENDED MARCH 31, 2002 COMPARED WITH QUARTER ENDED MARCH 31, 2001


                                              THREE MONTHS ENDED MARCH 31,
                                          -----------------------------------
                                          2002           2001          CHANGE
                                          ----           ----          ------
                                                  (DOLLARS IN MILLIONS)
Cash provided by (used in):
    Operations                            $ 36           $ 90          $  (54)
    Investing                              (39)           (29)            (10)
    Financing                              (16)           (37)             21

OVERALL LIQUIDITY ASSESSMENT

         The Company believes that cash from operations is sufficient to meet working capital needs. While current liabilities exceeded current assets at March 31, 2002 by $377 million, we believe our sources of funds, from operations and from readily available external financing arrangements, are sufficient to meet ongoing operating, financing and investing requirements. We expect that presently foreseeable capital requirements will continue to be financed through internally generated funds.

         The Company has a $500 million undrawn revolving credit facility maturing in March 2004, as well as a $100 million working capital facility which matures in June 2002 and is expected to be renewed for another year. At March 31, 2002, the Company had $24 million outstanding under the working capital credit facility. $300 million of the Company's senior notes mature on May 15, 2002. The Company expects to refinance these notes with commercial paper.

OPERATIONS

         Cash from operations continued to be our primary source of funds. The decrease in cash from operations of $54 million for the quarter ended March 31, 2002 as compared to the same period in 2001 was primarily due to lower revenues of $20 million, voluntary separation payments of $14 million, higher pension contributions of $9 million, and a net increase in working capital of $11 million.

         In December 2001, the Company offered voluntary separation packages to qualified employees. Liquidation payments to the employees who accepted the program were made during the first quarter of 2002, as described above. Also, the Company recorded the non-cash provision related to this voluntary separation program in the fourth quarter of 2001.

INVESTING

         Net cash used in investing activities for the quarter ended March 31, 2002 was $39 million compared to $29 million for the same period in 2001. The capital expenditure program for the quarter ended March 31, 2002 amounted to $39 million, which was financed from internally generated funds.

         We have invested approximately $730 million from the date of the Acquisition through March 31, 2002 to expand and enhance our networks. In 2002, we expect to make up to approximately $234 million in capital expenditures.

FINANCING

         Debt, excluding capital leases, decreased $55 million for the quarter ended March 31, 2002. Borrowings under bank loans, working capital facilities and commercial paper decreased from $194 million at December 31, 2001 to $139 million at March 31, 2002. We expect to refinance the $300 million senior notes maturing in May 2002 with commercial paper and/or bank loans.

         The shareholders' agreement requires the payment of dividends equal to at least 50% of net income, payable quarterly to the extent funds are legally available. For the quarter ended March 31, 2002, the Company paid dividends amounting to $1.1 million corresponding to the fourth quarter 2001. The senior note indentures and credit facility agreements do not contain dividend restrictions.

         In the Acquisition, the PRTA agreed to contribute cash or stock worth a total of $200 million as a capital contribution in five even $40 million installments over five years beginning on March 2, 2000 to fund its underfunded pension and other post-employment benefit obligations. In March 2002, $40 million in cash was received from the PRTA for the third installment. See Note 13.

CONTRACTUAL OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS

CONTRACTUAL OBLIGATIONS &
OTHER COMMERCIAL COMMITMENTS:                                     PAYMENTS DUE BY PERIOD
-----------------------------             ----------------------------------------------------------------------

                                                         Less Than                                     After 5
(Amounts in Thousands)                       Total         1 year       1-3 Years      4-5 Years        Years
                                          ----------     ----------     ----------     ----------     ----------
Long Term Debt                            $  700,566     $       --     $       --     $  400,696     $  299,870
Pension Benefit Obligations (1)              432,600        109,900        264,100         58,600             --
Current Portion of Long Term Debt (2)        299,997        299,997             --             --             --
Working capital facilities                    23,500         23,500             --             --             --
Commercial Paper                             115,500        115,500             --             --             --
Operating Leases                              45,198          8,710         17,764          2,838         15,886
Capital Lease Obligations                        726            189            522             15             --
                                          ----------     ----------     ----------     ----------     ----------

Total                                     $1,618,087     $  557,796     $  282,386     $  462,149     $  315,756
                                          ==========     ==========     ==========     ==========     ==========

(1) Pension obligations represent contributions based on ERISA minimum rules.

(2) The current portion of the senior notes matures on May 15, 2002. We expect to refinance the $300 million senior notes with commercial paper.

REGULATORY MATTERS

REGULATORY AND COMPETITIVE TRENDS

         Regulatory activity at the federal and local levels has been primarily directed at appropriately balancing downward pressure on access rates and the impact of reductions in those rates on the cost of local exchange services. We are also addressing local number portability requirements and dial-around compensation relating to the pay phone business.

         We continued to meet the wholesale requirements of new competitors and have signed agreements with wireless and wireline carriers. These agreements permit them to purchase unbundled network elements, to resell retail services, and to interconnect their networks with ours.

INTRA-ISLAND LONG DISTANCE ACCESS RATE DISPUTE

         On February 28, 2002, the TRB issued a Resolution and Order (the "February 2002 Order") with respect to the reconsideration requested by the Company of the TRB October 10, 2001 order to reduce the access rates the Company charges to long distance carriers to originate and terminate intra-island long distance calls through the Company's network.

         The February 2002 Order requires new rates for intra-island access to be implemented through phased rate reductions over four years and directs PRTC to make a cash refund to end-user customers. The prospective access rate reductions (on a two-way basis) were ordered to take place on April 1st of each year as follows:

         April 2002: From 9.3 cents per minute to 7.9 cents per minute April 2003: From 7.9 cents per minute to 6.5 cents per minute April 2004: From 6.5 cents per minute to 5.0 cents per minute April 2005: From 5.0 cents per minute to 2.1 cents per minute

         The February 2002 Order also requires PRTC to pay a $68 million refund to end-user customers. The TRB calculated this amount based on the difference between the 9.3 cents and 7.9 cents rate for TRB estimated traffic from the period April 1, 2000 through March 31, 2002. The refund can be made in 12 quarterly, equal installments starting April 1, 2002.

         The Company filed with the Puerto Rico Circuit Court of Appeals ("Court") an appeal of the February 2002 Order in which the Company alleges the TRB made errors of law and procedure in its determination of access charges and its order to make the cash refund. The Court stayed the refund and the rate reduction on March 27, 2002 and is hearing the appeal.

         On April 2, 2002, AT&T, Sprint and Telefonica Larga Distancia ("Carriers") filed a petition with the Court for review of the February 2002 Order, requesting the Court to order the rate reduction without a phase-in period, remand the case back to the TRB and direct the TRB to calculate the refund from and after April 1997 instead of April 2000, with the Carriers receiving the refund instead of the end-user customers.

         At this preliminary stage it is too early to assess the probability of success in the appeals process. The Company also believes the Carriers' petition for review is without merit.

PUBLIC TELEPHONE SERVICE PROVIDER DISPUTE

         Telefonos Publicos de Puerto Rico, Inc. ("TPPR") the largest competitive provider of public pay phones in Puerto Rico filed a suit in the United States District Court for the District of Puerto Rico on November 8, 2001, claiming predatory, exclusionary and anticompetitive acts and seeking damages of $75 million. We have filed a motion to dismiss the case and are awaiting a decision of the court. No provision has been made for this case, as management believes the claim is without merit.

PRICE CAP REGULATION

         The FCC requires that companies which set interstate access rates based on a price cap formula must use the price cap formula for all their affiliates. This rule, which is referred to as the all-or-nothing rule, further states that a company that has been using the rate of return method and that is acquired by a price cap company has twelve months following the acquisition date to adopt price caps. Under this rule PRTC would have been required to adopt price caps instead of rate of return, since Verizon is a price cap company.

         The Company has requested waivers of this rule since 1999 and has been granted successive one-year extensions by the FCC. On April 18, 2002, the FCC granted a further waiver of the requirement that PRTC adopt price caps to June 30, 2003. The waiver, which was granted to the Company and to other local exchange carriers in similar circumstances, also noted that the FCC was considering in another ongoing proceeding whether to modify or eliminate the all-or-nothing rule and how to resolve the associated universal support issues. The impact of this to the Company is that it may continue as a rate of return carrier and receive long-term support subsidies through its participation in the common carrier line pool administered by NECA at least until June 30, 2003.

INTERSTATE HIGH COST SUBSIDY

         On October 21, 1999, the FCC adopted a new high cost support mechanism, which will result in the phase out of the Company's High Cost Subsidy revenues. These revenues were $48 million in 2000, $33 million in 2001 and are expected to be approximately $3 million for 2002.

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

         SFAS No. 142 no longer permits the amortization of goodwill and other indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or, under certain conditions, more frequently) for impairment in accordance with this statement. This impairment test uses a fair value approach rather than the undiscounted cash flow approach previously required by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

         Intangible assets that do not have indefinite lives will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The discontinuation of amortizing goodwill and other long-lived assets will result in reducing annual amortization expense by approximately $15 million for 2002. The Company adopted SFAS No. 142 effective January 1, 2002. The Company, together with an independent appraiser, has evaluated its assets using the fair value approach for each reporting unit, to determine if there is an impairment exposure (transitional impairment test) and the impact it would have in the Company's results of operations for 2002. The evaluation of the three reporting units, as of January 1, 2002, revealed no impairment exposure.

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

ACCOUNTING FOR IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS

         In August 2001, the FASB issued SFAS No. 144. This standard supersedes SFAS No. 121 and the provisions of Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" with regard to reporting the effects of a disposal of a segment of a business. SFAS No. 144 establishes a single accounting model for assets to be disposed of by sale and addresses several SFAS No. 121 implementation issues. The Company adopted SFAS No. 144 effective January 1, 2002 without an impact on its financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE SENSITIVITY

         We are exposed to market risk in the normal course of business, resulting primarily from interest rate changes on our senior notes and interest rate swap agreements.

         The following table summarizes the fair value of our senior notes and interest rate swap at March 31, 2002 and December 31, 2001 and provides a sensitivity analysis of the fair values of these instruments assuming a 100 basis point increase or decrease in the yield curve. The sensitivity analysis does not include the fair values of our floating-rate debt since it is not significantly affected by changes in market interest rates.

                                                                   FAIR VALUE
                                                               AT 100 BASIS POINTS
                                                            ------------------------
                              BOOK VALUE     FAIR VALUE     INCREASE       DECREASE
                              ----------     ----------     --------      ----------
                                                 (In thousands)
March 31, 2002:

   Senior notes               $  999,772     $1,000,183     $969,840      $1,032,273
   Interest rate swap                791            791       (4,455)          6,273
                              ----------     ----------     --------      ----------
      Total                   $1,000,563     $1,000,974     $965,385      $1,038,546
                              ==========     ==========     ========      ==========

December 31, 2001:

   Senior notes               $  999,757     $1,001,874     $969,805      $1,035,800
   Interest rate swap              1,147          1,147       (4,081)          6,635
                              ----------     ----------     --------      ----------
      Total                   $1,000,904     $1,003,021     $965,724      $1,042,435
                              ==========     ==========     ========      ==========

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         We are a defendant in various legal matters arising in the ordinary course of business, including a regulatory dispute regarding intra-island access fees charged to long distance carriers. We, after consultation with legal counsel, believe that the resolution of these matters will not have a material adverse effect on the Company's financial position and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Regulatory Matters" for more information regarding these matters.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a) Exhibits required by Item 601 of Regulation S-K.

            See Exhibit Index.

         b) Reports on Form 8-K.

         The following Current Reports on Form 8-K were filed during the quarter ended March 31, 2002:

              1) A Current Report on Form 8-K, dated January 25, 2002, was filed regarding the exercise of an option held by Verizon and Popular, Inc., since the Acquisition in March 2, 1999, to acquire an additional 15% ownership interest in the Company from the PRTA, the current government shareholder.

              2) A Current Report on Form 8-K, dated February 28, 2002, was filed regarding the TRB's issuance of a Resolution and Order with respect to the Company requested reconsideration of the TRB October 10, 2001 Order to reduce the access rates the Company charges to long distance carriers to originate and terminate intra-island long distance calls through its network.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         TELECOMUNICACIONES DE PUERTO RICO, INC.


                                      By:       /s/ Jon E. Slater
                                          --------------------------------------
                                          Name:  Jon E. Slater
                                          Title: Chief Executive Officer
                                          Date:  May 14, 2002


                                      By:      /s/ W. Jack Reagan
                                         ---------------------------------------
                                          Name:  W. Jack Reagan
                                          Title: Chief Financial Officer
                                          Date:  May 14, 2002


                                      By:      /s/ Robert P. Huberty
                                         ---------------------------------------
                                          Name:  Robert P. Huberty
                                          Title: Chief Accounting Officer
                                          Date:  May 14, 2002

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

          3.5 Certificate of Amendment to the Certificate of Incorporation of Celulares Telefonica, Inc., as amended. (Incorporated by reference to Exhibit 3.5 of the Company's Annual Report on Form 10-K for the year ended December 31, 2001 (File
                  333-85503)).

          4.1     Trust Indenture dated as of May 20, 1999 between
                  Telecomunicaciones de Puerto Rico, Inc. and The Bank of New
                  York. (Incorporated by reference to Exhibit 4.1 of the Company's Registration Statement filed on Form S-4 (File
                  333-85503)).

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