Form 10-Q
period 2002-06-30
TELECOMUNICACIONES DE PUERTO RICO INC
filed 2002-08-14
CIK 1089357

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              |X| Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended: June 30, 2002

                                       Or

              | | Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

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

                                        YES |X| NO | |

                                      INDEX

            TELECOMUNICACIONES DE PUERTO RICO, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

      Item 1. Financial Statements (unaudited)                                                           3

              Condensed consolidated balance sheets--June 30, 2002 and December 31, 2001                 3

              Condensed consolidated statements of income and comprehensive income--Three                4
              months ended June 30, 2002 and 2001; Six months ended June 30, 2002 and 2001

              Condensed consolidated statements of changes in shareholders'                              5
              equity--Six months ended June 30, 2002 and year ended
              December 31, 2001

              Condensed consolidated statements of cash flows--Six months ended June 30, 2002            6
              and 2001

              Notes to condensed consolidated financial statements                                       7

      Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations     26

      Item 3. Quantitative and Qualitative Disclosures about Market Risk                                39

PART II. OTHER INFORMATION

      Item 1. Legal Proceedings                                                                         40

      Item 2. Changes in Securities and Use of Proceeds                                                 40

      Item 3. Defaults Upon Senior Securities                                                           40

      Item 4. Submission of Matters to a Vote of Security Holders                                       40

      Item 5. Other Information                                                                         40

      Item 6. Exhibits and Reports on Form 8-K                                                          40

SIGNATURES                                                                                              41

EXHIBIT INDEX                                                                                           42

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

            TELECOMUNICACIONES DE PUERTO RICO, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                                                                   (UNAUDITED)
                                                                     JUNE 30,      DECEMBER 31,
                                                                       2002            2001
                                                                   ------------    ------------
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                     $     20,937    $     34,797
     Accounts receivable, net of allowance for doubtful accounts
       of $114,306 and $107,436 in 2002 and 2001, respectively          394,918         359,914
     Inventory and supplies, net                                         21,049          24,755
     Prepaid expenses                                                    17,957          11,610
                                                                   ------------    ------------
         Total current assets                                           454,861         431,076
PROPERTY, PLANT AND EQUIPMENT, net                                    1,583,665       1,631,770
GOODWILL, net                                                           126,927         178,094
INTANGIBLES, net                                                        180,162         180,370
DEFERRED INCOME TAX                                                     307,078         221,499
OTHER ASSETS                                                            111,766         105,441
                                                                   ------------    ------------
TOTAL ASSETS                                                       $  2,764,459    $  2,748,250
                                                                   ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Short-term debt                                               $    308,846    $    494,335
     Other current liabilities                                          311,246         345,203
                                                                   ------------    ------------
         Total current liabilities                                      620,092         839,538
LONG-TERM DEBT, excluding current portion                               854,890         701,441
PENSION AND OTHER POST-EMPLOYMENT BENEFITS                              484,246         531,636
OTHER NON-CURRENT LIABILITIES                                           127,776         126,561
                                                                   ------------    ------------
          Total liabilities                                           2,087,004       2,199,176
                                                                   ------------    ------------

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY                             11,421          10,759
                                                                   ------------    ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
     Common stock                                                       701,952         701,952
     Deferred ESOP compensation                                         (28,793)        (28,793)
     Subscription receivable                                            (73,237)       (109,959)
     Retained earnings                                                  144,589          53,592
     Accumulated other comprehensive loss                               (78,477)        (78,477)
                                                                   ------------    ------------
          Total shareholders' equity                                    666,034         538,315
                                                                   ------------    ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $  2,764,459    $  2,748,250
                                                                   ============    ============

The accompanying notes are an integral part of these financial statements.

            TELECOMUNICACIONES DE PUERTO RICO, INC. AND SUBSIDIARIES

      CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                 (In thousands)

                                               FOR THE THREE MONTHS ENDED   FOR THE SIX MONTHS ENDED
                                                        JUNE 30,                    JUNE 30,
                                                   2002          2001          2002          2001
                                                 ---------    ---------      ---------    ---------
                                                      (UNAUDITED)                  (UNAUDITED)
REVENUES:
  Local services                                 $ 144,646    $ 144,112      $ 286,445    $ 283,447
  Long distance services                            36,193       47,851         74,985       94,554
  Access services                                   83,039       91,533        164,137      181,594
  Cellular services                                 42,778       48,827         85,001       87,842
  Paging services                                    1,363        4,180          3,287        9,680
  Directory services                                12,206       12,520         12,307       12,610
  Other services and sales                          13,161       18,773         27,921       38,575
                                                 ---------    ---------      ---------    ---------
        Total revenues                             333,386      367,796        654,083      708,302
                                                 ---------    ---------      ---------    ---------

OPERATING COSTS AND EXPENSES:
  Labor and benefits                                90,880       99,638        188,639      196,945
  Other operating expenses                         103,948      110,403        210,087      203,648
  Early retirement provision                            --        7,154             --       11,000
  Depreciation and amortization                     66,674       66,680        132,974      135,868
                                                 ---------    ---------      ---------    ---------
        Total operating costs and expenses         261,502      283,875        531,700      547,461
                                                 ---------    ---------      ---------    ---------

OPERATING INCOME                                    71,884       83,921        122,383      160,841
                                                 ---------    ---------      ---------    ---------

OTHER INCOME (EXPENSE):
  Interest expense, net                            (11,582)     (15,310)       (25,703)     (30,296)
  Equity income from joint venture                     576          530          1,152        1,060
  Minority interest in consolidated subsidiary        (295)          26           (660)          26
                                                 ---------    ---------      ---------    ---------
        Total other income (expense), net          (11,301)     (14,754)       (25,211)     (29,210)
                                                 ---------    ---------      ---------    ---------

INCOME BEFORE INCOME TAX                            60,583       69,167         97,172      131,631

INCOME TAX EXPENSE (BENEFIT)                       (20,019)      22,842         (6,434)      48,843
                                                 ---------    ---------      ---------    ---------

NET INCOME AND COMPREHENSIVE INCOME              $  80,602    $  46,325      $ 103,606    $  82,788
                                                 =========    =========      =========    =========

The accompanying notes are an integral part of these financial statements.

            TELECOMUNICACIONES DE PUERTO RICO, INC. AND SUBSIDIARIES

      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                 (In thousands)

                                                                                                          ACCUMULATED
                                                                 DEFERRED                    RETAINED       OTHER
                                                     COMMON        ESOP       SUBSCRIPTION   EARNINGS    COMPREHENSIVE
                                                      STOCK    COMPENSATION    RECEIVABLE    (DEFICIT)       LOSS          TOTAL
                                                    ---------  ------------   ------------   ---------   -------------   --------
BALANCE, DECEMBER 31, 2000                          $ 700,220  $    (28,653)  $   (141,323)  $  (7,002)  $     (25,475)  $497,767

  Net income                                               --            --             --     118,456              --    118,456
  Dividends paid                                           --            --             --     (57,862)             --    (57,862)
  Accretion of discount on subscription receivable         --            --         (8,636)         --              --     (8,636)
  PRTA capital contribution                                --            --         40,000          --              --     40,000
  Release of ESOP shares                                1,732         1,420             --          --              --      3,152
  Advance to ESOP                                          --        (1,535)            --          --              --     (1,535)
  Other ESOP contribution                                  --           (25)            --          --              --        (25)
  Minimum pension liability adjustment                     --            --             --          --         (53,002)   (53,002)
                                                    ---------  ------------   ------------   ---------   -------------   --------

BALANCE, DECEMBER 31, 2001                          $ 701,952  $    (28,793)  $   (109,959)  $  53,592   $     (78,477)  $538,315
(Unaudited)
  Net income, for the six months ended
       June 30, 2002                                       --            --             --     103,606              --    103,606
  Dividends paid                                           --            --             --     (12,609)             --    (12,609)
  Accretion of discount on subscription receivable         --            --         (3,278)         --              --     (3,278)
  PRTA capital contribution                                --            --         40,000          --              --     40,000
                                                    ---------  ------------   ------------   ---------   -------------   --------

BALANCE, JUNE 30, 2002                              $ 701,952  $    (28,793)  $    (73,237)  $ 144,589   $     (78,477)  $666,034
                                                    =========  ============   ============   =========   =============   ========

The accompanying notes are an integral part of these financial statements.

            TELECOMUNICACIONES DE PUERTO RICO, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                                         FOR THE SIX MONTHS ENDED
                                                                 JUNE 30,
                                                            2002          2001
                                                          ---------    ---------
                                                                (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                              $ 103,606    $  82,788
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                           132,974      135,868
    Provision for uncollectible accounts                     29,470       24,152
    Deferred income tax                                     (34,412)      16,995
    Accretion of discount on subscription receivable         (3,278)      (4,514)
    Equity income from joint venture                         (1,152)      (1,060)
    Early retirement provision                                   --       11,000
    Release of ESOP shares                                       --        2,876
    Gain on sale of subsidiary stock                             --       (5,414)
    Minority interest in consolidated subsidiary                660          (26)
    Changes in assets and liabilities:
        Accounts receivable                                 (64,474)     (38,745)
        Inventory and supplies                                3,706        3,473
        Prepaid expenses and other assets                    (8,682)      (6,887)
        Other current and non-current liabilities           (32,216)    (108,682)
        Pension and other post-employment benefits          (47,390)     (49,982)
                                                          ---------    ---------
              Net cash provided by operating activities      78,812       61,842
                                                          ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures, including removal costs            (85,355)     (68,336)
   Net salvage on retirements and other                         755       (1,030)
   Proceeds from sale of subsidiary stock                        --       16,367
                                                          ---------    ---------
              Net cash used in investing activities         (84,600)     (52,999)
                                                          ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Capital contribution                                      40,000       40,000
   Net repayments of short-term debt, including
      capital leases                                       (185,463)     (41,905)
   Borrowings of long-term debt                             150,000           --
   Dividends paid                                           (12,609)     (17,253)
                                                          ---------    ---------
              Net cash used in financing activities          (8,072)     (19,158)
                                                          ---------    ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS                   (13,860)     (10,315)
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                                  34,797       30,834
                                                          ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                $  20,937    $  20,519
                                                          =========    =========

The accompanying notes are an integral part of these financial statements.

TELECOMUNICACIONES DE PUERTO RICO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
--------------------------------------------------------------------------------

1.    BUSINESS / CORPORATE STRUCTURE

      Telecomunicaciones de Puerto Rico, Inc., a Puerto Rico corporation (the "Company"), holds 100% of the common stock of Puerto Rico Telephone Company, Inc. ("PRTC"), PRT Larga Distancia, Inc. ("PRTLD"), and Datacom Caribe, Inc. ("Datacom"). The Company also holds a 67% interest in Coqui.net Corporation ("Coqui.net"), in which Popular, Inc., one of our shareholders, holds the remaining 33% interest, and a 25% interest in Verizon Information Services, Inc. ("VISI"), in which GTE Holdings (Puerto
      Rico) LLC, our majority shareholder, holds a 36% interest. The Company is the largest telecommunications service provider in Puerto Rico. PRTC is the incumbent local exchange carrier for the island of Puerto Rico. Wireline service is provided by PRTC and cellular and paging services are provided by the wireless division of PRTC. The Company's off-island long distance service is provided by PRTLD. The Company's dial-up Internet access service is provided by Coqui.net. The Company's directory publishing revenues are generated by VISI.

      GTE Corporation ("GTE"), through its subsidiary GTE Holdings (Puerto Rico) LLC, acquired a 40% interest in and management control over the Company on March 2, 1999 from Puerto Rico Telephone Authority ("PRTA"), an entity of the Commonwealth of Puerto Rico (the "Acquisition"). In the Acquisition, Popular, Inc. acquired a 10% interest in the Company. GTE and Bell Atlantic Corporation merged on June 30, 2000 to form Verizon Communications Inc. ("Verizon"). On January 25, 2002, GTE Holdings (Puerto
      Rico) LLC, and Popular, Inc., acquired an additional 12% and 3% interest in the Company, respectively, by exercising an option each held since the Acquisition (the "Option Exercise"). Verizon and Popular, Inc. obtained the additional ownership interest from PRTA Holdings Corp., an entity of the PRTA ("PRTA Holdings"). Verizon and Popular, Inc. paid PRTA Holdings $138 million and $34 million, respectively, for a total of $172 million in cash for the additional 3,750,000 shares at a $45.9364 per share price established in the Share Option Agreement. The Company is an affiliate of Verizon, which now consolidates the Company's financial results with its own financial results.

      PRTC/VERIZON WIRELESS MERGER

      On May 1, 2002, the Company completed a tax-free reorganization whereby it merged Verizon Wireless Puerto Rico, Inc. ("Verizon Wireless") into PRTC. Prior to the merger, the Company created a new wholly owned subsidiary, PRTLD, to carry the off-island long distance business previously provided by Verizon Wireless. The objectives for the reorganization were to (i) integrate the wireline and wireless operations without jeopardizing the continuity of the off-island long distance license, (ii) simplify the overall corporate structure to reduce administrative costs, and (iii) provide better control and monitoring of the off-island long distance business and increase its potential for growth in Puerto Rico. As a result of this merger, the Company released a deferred tax valuation allowance, related to the Acquisition, of approximately $93 million, of which approximately $51 million was recorded against goodwill and approximately $42 million was recorded as a deferred tax benefit in the Company's consolidated statement of income for the second quarter of 2002 in accordance with SFAS 109.

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

3.    SUMMARY OF RECENT ACCOUNTING PRONOUNCEMENTS

      BUSINESS COMBINATIONS AND ACCOUNTING FOR GOODWILL AND OTHER INTANGIBLES

      In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141, which applies to business combinations occurring after June 30, 2001, requires that the purchase method of accounting be used and includes guidance on the initial recognition and measurement of goodwill and other intangible assets acquired in the combination. The adoption of SFAS No. 141 did not have an effect on the Company's financial statements.

      Effective January 1, 2002, the Company adopted SFAS No. 142. SFAS No. 142 no longer permits the amortization of goodwill and other indefinite-lived intangible assets, which will result in reducing amortization expense for 2002 by $15 million. Under SFAS 142 assets must be reviewed annually (or, under certain conditions, more frequently) for impairment for each reporting unit. The Company has three reporting units; wireline, wireless and dial-up Internet access.

      The Company, together with an independent appraiser, performed the impairment test for the three reporting units. The evaluation revealed that the assets of the three reporting units were fully realizable. The Company intends to perform future tests for impairment at least annually and more often if the Company believes that events or circumstances warrant such action.

      The following financial information represents the adjusted condensed consolidated results of operations of the Company as if the adoption of SFAS 142 had been applied to the prior period presented. The adjusted results presented below exclude the effects (net of tax) of the amortization of goodwill and other indefinite life intangibles.

                                     FOR THE THREE MONTHS ENDED                FOR THE SIX MONTHS ENDED
                                               JUNE 30,                                  JUNE 30,
                                            (ADJUSTED)   (AS REPORTED)                (ADJUSTED)   (AS REPORTED)
                                 2002          2001          2001          2002         2001            2001
                               ---------    ----------   -------------   ---------    ----------   -------------
                                                                (In thousands)
Revenues                       $ 333,386    $  367,796   $     367,796   $ 654,083    $  708,302   $     708,302

Operating costs and expenses     261,502       279,958         283,875     531,700       539,627         547,461
                               ---------    ----------   -------------   ---------    ----------   -------------

Operating income                  71,884        87,838          83,921     122,383       168,675         160,841

Other expense, net                11,301        14,754          14,754      25,211        29,210          29,210
                               ---------    ----------   -------------   ---------    ----------   -------------

Income before income tax          60,583        73,084          69,167      97,172       139,465         131,631

Income tax expense (benefit)     (20,019)       23,932          22,842      (6,434)       51,023          48,843
                               ---------    ----------   -------------   ---------    ----------   -------------

Net income                     $  80,602    $   49,152   $      46,325   $ 103,606    $   88,442   $      82,788
                               =========    ==========   =============   =========    ==========   =============

      The following table reconciles net income reported for the quarter and six months ended June 30, 2001, respectively, to the adjusted net income for the same period, as required by the provisions of SFAS 142.

                                              FOR THE THREE     FOR THE SIX
                                               MONTHS ENDED    MONTHS ENDED
                                                JUNE 30,         JUNE 30,
                                                  2001             2001
                                              -------------    ------------
      RECONCILIATION:                                 (In Thousands)

      Net income, as reported                 $      46,325    $     82,788
      Discontinued amortization of goodwill           1,879           3,758
      Discontinued amortization of other
         indefinite life intangibles                  2,038           4,076
      Tax effect                                     (1,090)         (2,180)
                                              -------------    ------------
         Adjusted net income                  $      49,152    $     88,442
                                              =============    ============

      ASSET RETIREMENT OBLIGATIONS

      In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This standard provides the accounting for the cost of legal obligations associated with the retirement of long-lived assets. SFAS No. 143 requires that companies recognize the fair value of a liability for asset retirement obligations in the period in which the obligations are incurred and capitalize that amount as part of the book value of the long-lived asset. That cost is then depreciated over the remaining life of the underlying long-lived asset. The Company is required to adopt SFAS No. 143 effective January 1, 2003. The adoption of this new standard is not expected to have any impact on the Company's future results of operations or financial position.

      ACCOUNTING FOR IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS

      In August 2001, the FASB issued SFAS No. 144. This standard supersedes SFAS No. 121 and the provisions of Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" with regard to reporting the effects of a disposal of a segment of a business. SFAS No. 144 establishes a single accounting model for assets to be disposed of by sale and addresses several SFAS No. 121 implementation issues. The Company adopted SFAS No. 144 effective January 1, 2002 and the adoption thereof did not have an impact on its financial statements.

      EXTINGUISHMENTS OF DEBT AND ACCOUNTING FOR CERTAIN CAPITAL LEASE
      OBLIGATIONS

      In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections." For most companies, SFAS No. 145 will require gain and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4. However, extraordinary treatment will be required for certain extinguishments as provided in APB Opinion No. 30. This statement also amends SFAS No. 13 to require certain modifications to capital leases be treated as sale-leaseback transactions and modifies the accounting for sub-leases. In addition, the FASB rescinded SFAS No. 44, which addressed the accounting for intangible assets of motor carriers and made numerous technical corrections. The adoption of this new standard is not expected to have an impact on the Company's financial condition and results of operations.

      ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES

      In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The Company is required to adopt SFAS No. 146 effective January 1, 2003. The adoption of this new standard is not expected to have a material impact on the Company's future results of operations or financial position.

4.    PROPERTY, PLANT AND EQUIPMENT

                                               USEFUL      JUNE 30,    DECEMBER 31,
                                            LIVES (YRS)      2002          2001
                                            -----------   ----------   ------------
                                                        (In thousands)
Outside plant                                       7.2   $2,000,529   $  1,978,670
Central office and transmission equipment           4.6    1,264,722      1,228,540
Equipment and other                                 3.7      373,198        357,885
Buildings                                          19.0      331,300        334,307
Land                                                N/A       25,377         25,309
                                                          ----------   ------------
     Gross plant in service                                3,995,126      3,924,711
Less: accumulated depreciation                             2,509,969      2,407,760
                                                          ----------   ------------
     Net plant in service                                  1,485,157      1,516,951
Construction in progress                                      98,508        114,819
                                                          ----------   ------------
     Total                                                $1,583,665   $  1,631,770
                                                          ==========   ============

5.    GOODWILL

      Following is a breakdown of goodwill by reporting unit.

                                          JUNE 30, 2002                       DECEMBER 31, 2001
                               -----------------------------------   -----------------------------------

                                 COST     ACC. AMORT.   BOOK VALUE     COST     ACC. AMORT.   BOOK VALUE
                               --------   -----------   ----------   --------   -----------   ----------
                                                            (In thousands)
Wireline (PRTC)                $122,373   $    19,642   $  102,731   $173,540   $    19,642   $  153,898
Dial-up Internet (Coqui.net)     30,542         6,346       24,196     30,542         6,346       24,196
                               --------   -----------   ----------   --------   -----------   ----------
       Total                   $152,915   $    25,988   $  126,927   $204,082   $    25,988   $  178,094
                               ========   ===========   ==========   ========   ===========   ==========

6.    INTANGIBLES

                                          JUNE 30, 2002                       DECEMBER 31, 2001
                               -----------------------------------   -----------------------------------

                                 COST     ACC. AMORT.   BOOK VALUE     COST     ACC. AMORT.   BOOK VALUE
                               --------   -----------   ----------   --------   -----------   ----------
                                                            (In thousands)
INDEFINITE LIFE:
Wireline concession            $ 96,000   $    10,880   $   85,120   $ 96,000   $    10,880   $   85,120
FCC Cellular licenses            30,361         6,506       23,855     30,361         6,506       23,855

DEFINITE LIFE:
Wireline trade name              48,400         6,453       41,947     48,400         5,485       42,915
Software licenses                39,948        11,839       28,109     35,501         8,453       27,048
Customer base                    15,544        14,413        1,131     15,544        14,112        1,432
Other                               500           500           --        500           500           --
                               --------   -----------   ----------   --------   -----------   ----------
       Total                   $230,753   $    50,591   $  180,162   $226,306   $    45,936   $  180,370
                               ========   ===========   ==========   ========   ===========   ==========

7.    OTHER ASSETS

                                             JUNE 30,   DECEMBER 31,
                                               2002         2001
                                             --------   ------------
                                                  (In thousands)
Deferred activation and installation costs   $ 57,477   $     49,744
Notes receivable-equipment sales               17,977         21,394
Deferred pension asset                         15,010         15,010
Investment in VISI                              5,272          4,119
Interest rate swap                              4,576          1,147
Deferred financing costs, net                   4,366          5,044
Other deferred costs                            3,893          6,205
Other assets                                    3,195          2,778
                                             --------   ------------
     Total                                   $111,766   $    105,441
                                             ========   ============

8.    OTHER CURRENT LIABILITIES

                                             JUNE 30,   DECEMBER 31,
                                               2002         2001
                                             --------   ------------
                                                  (In thousands)
Accounts payable                             $ 79,451   $    126,316
Accrued expenses                               71,525         83,631
Employee benefit accruals                      61,306         57,770
Carrier payables                               53,563         36,774
Taxes                                          38,789         32,739
Interest                                        6,612          7,973
                                             --------   ------------
     Total                                   $311,246   $    345,203
                                             ========   ============

9.    EARLY RETIREMENT AND VOLUNTARY SEPARATION PROGRAMS

      An early retirement program was offered to management employees in December 2000. Those choosing to retire received a credit for three years additional service, five years of additional age, and were immediately eligible for retiree medical benefits. A $4 million non-cash provision was recorded in the first quarter of 2001 based on 13 employee acceptances during this period.

      In addition, an early retirement and voluntary separation program was offered to approximately 200 non-union employees in the Customer Contact division in the first quarter of 2001. Those eligible to retire received a credit for three years additional service, three years of additional age; a separation bonus based on years of service, averaging eight months of salary, and were immediately eligible for retiree medical benefits. Non-retirement eligible employees received the separation bonus. A $7 million provision was recorded in the second quarter of 2001 based on 19 early retirement and 52 voluntary separation acceptances during this period. A provision of $11 million was recorded by the Company in connection to these early retirement and voluntary separation programs for the six months period ended June 30, 2001.

10.   DEBT

                                                       JUNE 30,    DECEMBER 31,
                                                         2002          2001
                                                      ----------   ------------
                                                            (In thousands)
Senior notes:
   Due May 15, 2006 at 6.65%                          $  399,908   $    399,900
   Due May 15, 2009 at 6.80%                             299,875        299,866
   Due May 15, 2002 at 6.15%                                  --        299,991
Interest rate swap                                         4,576          1,147
Term credit facilities:
   Due May 16, 2004 at 70 basis points over LIBOR         50,000             --
   Due May 31, 2004 at 75 basis points over LIBOR         50,000             --
   Due June 24, 2005 at 100 basis points over LIBOR       50,000             --
Commercial paper                                         308,702         94,100
Working capital credit facility                               --        100,000
Capital leases                                               675            772
                                                      ----------   ------------
     Total                                             1,163,736      1,195,776
Less short-term debt                                     308,846        494,335
                                                      ----------   ------------
     Long-term debt                                   $  854,890   $    701,441
                                                      ==========   ============

      The senior notes, commercial paper, term credit facilities, working capital facility, and bank notes are unsecured and non-amortizing. PRTC is the guarantor of these instruments.

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

      The Company also has a $90 million working capital credit facility with Banco Popular de Puerto Rico, an affiliate of Popular, Inc. Amounts outstanding under this facility bear interest at a rate of 30 basis points over LIBOR. This facility was renewed in June 2002 with a term of one year.

      The Company entered into an interest rate swap contract on August 31, 2001 at a notional amount of $150 million. The purpose of the swap is to hedge against changes in the fair value of the Company's senior notes to achieve a targeted mix of fixed and variable rate debt. The swap receives interest at a fixed rate of 6.65% and pays interest at a variable rate equal to six month LIBOR plus 170 basis points, with semiannual settlements and reset dates every May 15 and November 15 until maturity of the May 15, 2006 senior note. The swap was entered into "at market" and as a result, there was no exchange of premium at the initial date of the swap. The Company designates the swap as a hedge of the changes in fair value of the senior notes due to changes in the designated benchmark interest rate. PRTC serves as guarantor on the interest rate swap.

      Aggregate maturities of the senior notes and term credit facilities are as follow:

                                                             AMOUNT
                                                          -------------
                                                          (In thousands)

2004                                                      $     100,000
2005                                                             50,000
2006                                                            400,000
2009                                                            300,000
                                                          -------------
   Total                                                  $     850,000
                                                          =============

11.   OTHER NON-CURRENT LIABILITIES

                                                JUNE 30,   DECEMBER 31,
                                                  2002         2001
                                                --------   ------------
                                                     (In thousands)
Deferred activation and installation revenues   $ 57,477   $     49,744
Customer deposits                                 27,845         27,911
Other liabilities                                 42,454         48,906
                                                --------   ------------
     Total                                      $127,776   $    126,561
                                                ========   ============

12.   SHAREHOLDERS' EQUITY

      COMMON STOCK

      Common stock consists of fifty million authorized shares, no par value, of which twenty five million shares were outstanding at June 30, 2002 and December 31, 2001.

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

      ACCUMULATED OTHER COMPREHENSIVE LOSS

      The accumulated other comprehensive loss represents unrecognized losses, other than unrecognized prior service costs, associated with the hourly pension fund since the accumulated benefit obligation exceeds the fair value of plan assets at December 31, 2001.

      DIVIDENDS

      The shareholders agreement requires the payment of dividends equal to at least 50% of net income, to be paid quarterly to the extent funds are legally available.

      The Company paid dividends of approximately $13 million for the six months ended June 30, 2002. During the second quarter of 2002, the Company paid dividends of $12 million applicable to the first quarter 2002 net income. Prior to that, the Company paid dividends of $1 million in March 2002 pertaining to the fourth quarter 2001 net income.

      The Company paid dividends of approximately $58 million in 2001. A $17 million dividend applicable to third quarter 2001 net income was paid in November 2001. Prior to that, the Company paid dividends of $23 million in September 2001 relating to the second quarter earnings and in June 2001 paid $18 million relating to the first quarter 2001 net income.

13.   FAIR VALUE OF FINANCIAL INSTRUMENTS

      The carrying amounts and fair values of the Company's financial instruments are as follows:

                                                        JUNE 30,            DECEMBER 31,
                                                          2002                  2001
                                                   -------------------   -------------------
                                                   CARRYING     FAIR     CARRYING     FAIR
                                                    AMOUNT      VALUE     AMOUNT      VALUE
                                                   --------   --------   --------   --------
                                                                (In thousands)
Assets:
    Cash and cash equivalents                      $ 20,937   $ 20,937   $ 34,797   $ 34,797
    Accounts receivable, net                        394,918    394,918    359,914    359,914
Liabilities:
    Other current liabilities                      $311,246   $311,246   $345,203   $345,203
    Short-term debt                                 308,846    308,846    494,335    498,649
    Long-term debt, excluding interest rate swap    850,314    843,831    700,294    697,854
    Interest rate swap                                4,576      4,576      1,147      1,147

14.   SEGMENT REPORTING

      The Company has two reportable segments: Wireline and Wireless.

      The Wireline segment consists of:

      - Local services, including basic voice, telephone and telecommunications equipment rentals, value-added services, high-speed private line services, Internet access and public phone service;

      - Long distance services including direct dial on-island and off-island, operator assisted calls, prepaid calling card and high-speed private line services;

      - Access services to long distance carriers, competitive local exchange carriers, and cellular and paging operators to originate and terminate calls on our network;

      -     Directory publishing rights services; and

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

      Segment results for the Company are as follow:

                                       FOR THE THREE MONTHS ENDED   FOR THE SIX MONTHS ENDED
                                                JUNE 30,                    JUNE 30,
                                           2002          2001          2002          2001
                                         ---------    ---------      ---------    ---------
WIRELINE:                                                  (In thousands)
  Revenues-
    Local services                       $ 145,367    $ 144,291      $ 289,720    $ 285,443
    Long distance services                  36,325       47,842         75,249       94,572
    Access services                         84,505       92,874        167,315      183,743
    Directory services and other            24,310       27,946         36,304       42,413
                                         ---------    ---------      ---------    ---------
  Total revenues                         $ 290,507    $ 312,953      $ 568,588    $ 606,171
                                         =========    =========      =========    =========

  EBITDA                                 $ 126,468    $ 137,292      $ 235,684    $ 274,360
                                         =========    =========      =========    =========

WIRELESS:
  Revenues-
     Cellular services                   $  43,171    $  48,827      $  85,816    $  87,842
     Paging services                         1,361        4,180          3,286        9,680
     Equipment sales and other               1,873        4,335          3,727        8,772
                                         ---------    ---------      ---------    ---------
  Total revenues                         $  46,405    $  57,342      $  92,829    $ 106,294
                                         =========    =========      =========    =========

  EBITDA                                 $  12,090    $  13,309      $  19,673    $  22,349
                                         =========    =========      =========    =========

CONSOLIDATED:
  Revenues for reportable segments       $ 336,912    $ 370,295      $ 661,417    $ 712,465
  Elimination of intersegment revenues      (3,526)      (2,499)        (7,334)      (4,163)
                                         ---------    ---------      ---------    ---------
  Consolidated revenues                  $ 333,386    $ 367,796      $ 654,083    $ 708,302
                                         =========    =========      =========    =========

EBITDA:
  Operating income                       $  71,884    $  83,921      $ 122,383    $ 160,841
  Depreciation and amortization             66,674       66,680        132,974      135,868
                                         ---------    ---------      ---------    ---------
  EBITDA                                 $ 138,558    $ 150,601      $ 255,357    $ 296,709
                                         =========    =========      =========    =========

                                        AS OF            AS OF
                                       JUNE 30,      DECEMBER 31,
        ASSETS                           2002            2001
                                     ------------    ------------
Wireline assets                      $  2,676,817    $  2,591,488

Wireless assets                           272,465         468,062
                                     ------------    ------------

Segment assets                       $  2,949,282    $  3,059,550


Elimination of intersegment assets       (184,823)       (311,300)
                                     ------------    ------------

Consolidated assets                  $  2,764,459    $  2,748,250
                                     ============    ============

15.   CONDENSED CONSOLIDATING INFORMATION

      The Senior Notes are guaranteed by PRTC, a wholly owned subsidiary of the Company (the "Guarantor Subsidiary"), but not guaranteed by the Company's other three subsidiaries, Coqui.net, PRTLD, and Datacom (the "Non-Guarantor Subsidiaries"). The guarantee by the Guarantor Subsidiary is full and unconditional.

      The following condensed consolidating financial information as of June 30, 2002 and December 31, 2001 and for the quarter and six months ended June 30, 2002 and 2001, respectively, presents the financial position, results of operations and cash flows of (i) the Company as if it accounted for its subsidiaries on the equity method, (ii) the Guarantor Subsidiary; and
      (iii) the Non-Guarantor Subsidiaries on a combined basis. The consolidation entries eliminate investments in subsidiaries and intercompany balances and transactions.

                     CONDENSED CONSOLIDATING BALANCE SHEETS
                                  June 30, 2002
                                 (In thousands)

                                                                 GUARANTOR      NON-GUARANTOR                        TOTAL
                                                    PARENT       SUBSIDIARY       SUBSIDIARY     ELIMINATIONS    CONSOLIDATED
                                                 -----------    ------------    -------------    ------------    ------------
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                   $        --    $     18,500    $       2,437    $         --    $     20,937
     Intercompany accounts receivable              1,320,179         167,286           17,537      (1,505,002)             --
     Accounts receivable, net                             --         394,926               (8)             --         394,918
     Inventory and supplies, net                          --          21,049               --              --          21,049
     Prepaid expenses                                     --          17,495              462              --          17,957
                                                 -----------    ------------    -------------    ------------    ------------
         Total current assets                      1,320,179         619,256           20,428      (1,505,002)        454,861
PROPERTY, PLANT AND EQUIPMENT, net                        --       1,576,519            7,146              --       1,583,665
GOODWILL AND OTHER INTANGIBLES, net                       --         281,762           25,327              --         307,089
DEFERRED INCOME TAX                                       --         306,703              375              --         307,078
INVESTMENT IN SUBSIDIARIES                           577,146              --               --        (577,146)             --
OTHER ASSETS                                           9,523         111,715               --          (9,472)        111,766
                                                 -----------    ------------    -------------    ------------    ------------
TOTAL ASSETS                                     $ 1,906,848    $  2,895,955    $      53,276    $ (2,091,620)   $  2,764,459
                                                 ===========    ============    =============    ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
      Short-term debt                            $   308,702    $    308,846    $          --    $   (308,702)   $    308,846
      Intercompany accounts payable                   68,834         270,360           12,219        (351,413)             --
      Other current liabilities                        6,919         299,342            4,985              --         311,246
                                                 -----------    ------------    -------------    ------------    ------------
         Total current liabilities                   384,455         878,548           17,204        (660,115)        620,092
LONG-TERM DEBT, excluding current portion            854,359         854,890               --        (854,359)        854,890
OTHER NON-CURRENT LIABILITIES                          2,000         610,022               --              --         612,022
                                                 -----------    ------------    -------------    ------------    ------------
          Total liabilities                        1,240,814       2,343,460           17,204      (1,514,474)      2,087,004
                                                 -----------    ------------    -------------    ------------    ------------
MINORITY INTEREST                                         --              --               --          11,421          11,421
                                                 -----------    ------------    -------------    ------------    ------------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
    Common stock, Additional paid in capital
      and Treasury stock                             701,952         489,627           37,106        (526,733)        701,952
    Deferred ESOP compensation                       (28,793)             --               --              --         (28,793)
    Subscription receivable                          (73,237)             --               --              --         (73,237)
    Retained earnings (deficit)                      144,589         141,345           (1,034)       (140,311)        144,589
    Accumulated other comprehensive loss             (78,477)        (78,477)              --          78,477         (78,477)
                                                 -----------    ------------    -------------    ------------    ------------
          Total shareholders' equity                 666,034         552,495           36,072        (588,567)        666,034
                                                 -----------    ------------    -------------    ------------    ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $ 1,906,848    $  2,895,955    $      53,276    $ (2,091,620)   $  2,764,459
                                                 ===========    ============    =============    ============    ============

                     CONDENSED CONSOLIDATING BALANCE SHEETS
                                December 31, 2001
                                 (In thousands)

                                                                GUARANTOR      NON-GUARANTOR                        TOTAL
                                                   PARENT      SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS    CONSOLIDATED
                                                -----------    ------------    -------------    ------------    ------------
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                  $        --    $     32,591    $       2,206    $         --    $     34,797
     Intercompany accounts receivable             1,316,922         311,067              233      (1,628,222)             --
     Accounts receivable, net                            --         359,521              393              --         359,914
     Inventory and supplies, net                         --          24,755               --              --          24,755
     Prepaid expenses                                    --          11,200              410              --          11,610
                                                -----------    ------------    -------------    ------------    ------------
         Total current assets                     1,316,922         739,134            3,242      (1,628,222)        431,076
PROPERTY, PLANT AND EQUIPMENT, net                       --       1,623,717            8,053              --       1,631,770
GOODWILL AND OTHER INTANGIBLES, net                      --         332,836           25,628              --         358,464
DEFERRED INCOME TAX                                      --         221,324              175              --         221,499
INVESTMENT IN SUBSIDIARIES                          486,201              --               --        (486,201)             --
OTHER ASSETS                                          6,190         105,441               --          (6,190)        105,441
                                                -----------    ------------    -------------    ------------    ------------
TOTAL ASSETS                                    $ 1,809,313    $  3,022,452    $      37,098    $ (2,120,613)   $  2,748,250
                                                ===========    ============    =============    ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
      Short-term debt                           $   494,100    $    494,335    $          --    $   (494,100)   $    494,335
      Intercompany accounts payable                  65,715         371,007            2,688        (439,410)             --
      Other current liabilities                       8,280         335,274            1,649              --         345,203
                                                -----------    ------------    -------------    ------------    ------------
         Total current liabilities                  568,095       1,200,616            4,337        (933,510)        839,538
LONG-TERM DEBT, excluding current portion           700,903         701,441               --        (700,903)        701,441
OTHER NON-CURRENT LIABILITIES                         2,000         656,197               --              --         658,197
                                                -----------    ------------    -------------    ------------    ------------
          Total liabilities                       1,270,998       2,558,254            4,337      (1,634,413)      2,199,176
                                                -----------    ------------    -------------    ------------    ------------
MINORITY INTEREST                                        --              --               --          10,759          10,759
                                                -----------    ------------    -------------    ------------    ------------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
    Common stock, Additional paid in capital
      and Treasury stock                            701,952         490,927           35,806        (526,733)        701,952
    Deferred ESOP compensation                      (28,793)             --               --              --         (28,793)
    Subscription receivable                        (109,959)             --               --              --        (109,959)
    Retained earnings (deficit)                      53,592          51,748           (3,045)        (48,703)         53,592
    Accumulated other comprehensive loss            (78,477)        (78,477)              --          78,477         (78,477)
                                                -----------    ------------    -------------    ------------    ------------
          Total shareholders' equity                538,315         464,198           32,761        (496,959)        538,315
                                                -----------    ------------    -------------    ------------    ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $ 1,809,313    $  3,022,452    $      37,098    $ (2,120,613)   $  2,748,250
                                                ===========    ============    =============    ============    ============

      CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                    For the three months ended June 30, 2002
                                 (In thousands)

                                                            GUARANTOR      NON-GUARANTOR                        TOTAL
                                                PARENT      SUBSIDIARY     SUBSIDIARIES     ELIMINATIONS    CONSOLIDATED
                                             -----------   ------------    -------------    ------------    ------------
REVENUES:
  Local services                             $        --   $    141,092    $       5,947    $     (2,393)   $    144,646
  Long distance services                              --         31,825            4,503            (135)         36,193
  Access services                                     --         85,591               --          (2,552)         83,039
  Cellular services                                   --         43,171               --            (393)         42,778
  Paging services                                     --          1,361               --               2           1,363
  Directory and other services and sales              --         28,687               --          (3,320)         25,367
                                             -----------   ------------    -------------    ------------    ------------
        Total revenues                                --        331,727           10,450          (8,791)        333,386
                                             -----------   ------------    -------------    ------------    ------------

OPERATING COSTS AND EXPENSES:
  Labor and benefits                                  --         90,297              583              --          90,880
  Other operating expenses                            --        105,295            7,444          (8,791)        103,948
  Depreciation and amortization                       --         65,929              745              --          66,674
                                             -----------   ------------    -------------    ------------    ------------
        Total operating costs and expenses            --        261,521            8,772          (8,791)        261,502
                                             -----------   ------------    -------------    ------------    ------------

OPERATING INCOME                                      --         70,206            1,678              --          71,884
                                             -----------   ------------    -------------    ------------    ------------

OTHER INCOME (EXPENSE), NET                       80,602        (10,994)             (12)        (80,897)        (11,301)
                                             -----------   ------------    -------------    ------------    ------------

INCOME BEFORE INCOME TAX EXPENSE                  80,602         59,212            1,666         (80,897)         60,583

INCOME TAX BENEFIT (EXPENSE)                          --         20,734             (715)             --          20,019
                                             -----------   ------------    -------------    ------------    ------------

NET INCOME AND COMPREHENSIVE INCOME          $    80,602   $     79,946    $         951    $    (80,897)   $     80,602
                                             ===========   ============    =============    ============    ============

     CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                    For the three months ended June 30, 2001
                                 (In thousands)

                                                             GUARANTOR      NON-GUARANTOR                        TOTAL
                                                PARENT      SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS    CONSOLIDATED
                                             -----------    ------------    -------------    ------------    ------------
REVENUES:
  Local services                             $        --    $    139,599    $       5,681    $     (1,168)   $    144,112
  Long distance services                              --          47,909               --             (58)         47,851
  Access services                                     --          94,496               --          (2,963)         91,533
  Cellular services                                   --          49,464               --            (637)         48,827
  Paging services                                     --           4,177               --               3           4,180
  Directory and other services and sales              --          34,616               --          (3,323)         31,293
                                             -----------    ------------    -------------    ------------    ------------
        Total revenues                                --         370,261            5,681          (8,146)        367,796
                                             -----------    ------------    -------------    ------------    ------------

OPERATING COSTS AND EXPENSES:
  Labor and benefits                                  --          99,328              310              --          99,638
  Other operating expenses                        (5,034)        119,698            3,885          (8,146)        110,403
  Early retirement provision                          --           7,154               --              --           7,154
  Depreciation and amortization                       --          65,225            1,455              --          66,680
                                             -----------    ------------    -------------    ------------    ------------
        Total operating costs and expenses        (5,034)        291,405            5,650          (8,146)        283,875
                                             -----------    ------------    -------------    ------------    ------------

OPERATING INCOME                                   5,034          78,856               31              --          83,921
                                             -----------    ------------    -------------    ------------    ------------

OTHER INCOME (EXPENSE), net                       41,582         (16,883)              10         (39,463)        (14,754)
                                             -----------    ------------    -------------    ------------    ------------

INCOME BEFORE INCOME TAX EXPENSE                  46,616          61,973               41         (39,463)         69,167

INCOME TAX EXPENSE                                   291          22,421              130              --          22,842
                                             -----------    ------------    -------------    ------------    ------------

NET INCOME (LOSS) AND COMPREHENSIVE INCOME   $    46,325    $     39,552    $         (89)   $    (39,463)   $     46,325
                                             ===========    ============    =============    ============    ============

     CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                     For the six months ended June 30, 2002
                                 (In thousands)

                                                            GUARANTOR      NON-GUARANTOR                        TOTAL
                                                PARENT      SUBSIDIARY     SUBSIDIARIES     ELIMINATIONS    CONSOLIDATED
                                             -----------   ------------    -------------    ------------    ------------
REVENUES:
  Local services                             $        --   $    278,863    $      12,412    $     (4,830)   $    286,445
  Long distance services                              --         70,750            4,503            (268)         74,985
  Access services                                     --        169,553               --          (5,416)        164,137
  Cellular services                                   --         85,816               --            (815)         85,001
  Paging services                                     --          3,286               --               1           3,287
  Directory and other services and sales              --         46,666               --          (6,438)         40,228
                                             -----------   ------------    -------------    ------------    ------------
        Total revenues                                --        654,934           16,915         (17,766)        654,083
                                             -----------   ------------    -------------    ------------    ------------

OPERATING COSTS AND EXPENSES:
  Labor and benefits                                  --        187,531            1,108              --         188,639
  Other operating expenses                            --        217,178           10,675         (17,766)        210,087
  Early retirement provision                          --             --               --              --              --
  Depreciation and amortization                       --        131,440            1,534              --         132,974
                                             -----------   ------------    -------------    ------------    ------------
        Total operating costs and expenses            --        536,149           13,317         (17,766)        531,700
                                             -----------   ------------    -------------    ------------    ------------

OPERATING INCOME                                      --        118,785            3,598              --         122,383
                                             -----------   ------------    -------------    ------------    ------------

OTHER INCOME (EXPENSE), NET                      103,606        (24,550)              (1)       (104,266)        (25,211)
                                             -----------   ------------    -------------    ------------    ------------

INCOME (LOSS) BEFORE INCOME TAX                  103,606         94,235            3,597        (104,266)         97,172

INCOME TAX BENEFIT (EXPENSE)                          --          7,973           (1,539)             --           6,434
                                             -----------   ------------    -------------    ------------    ------------

NET INCOME AND COMPREHENSIVE INCOME          $   103,606   $    102,208    $       2,058    $   (104,266)   $    103,606
                                             ===========   ============    =============    ============    ============

     CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                     For the six months ended June 30, 2001
                                 (In thousands)

                                                             GUARANTOR      NON-GUARANTOR                        TOTAL
                                                PARENT      SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS    CONSOLIDATED
                                             -----------    ------------    -------------    ------------    ------------
REVENUES:
  Local services                             $        --    $    274,267    $      11,176    $     (1,996)   $    283,447
  Long distance services                              --          94,727               --            (173)         94,554
  Access services                                     --         186,973               --          (5,379)        181,594
  Cellular services                                   --          88,815               --            (973)         87,842
  Paging services                                     --           9,682               --              (2)          9,680
  Directory and other services and sales              --          59,467               --          (8,282)         51,185
                                             -----------    ------------    -------------    ------------    ------------
        Total revenues                                --         713,931           11,176         (16,805)        708,302
                                             -----------    ------------    -------------    ------------    ------------

OPERATING COSTS AND EXPENSES:
  Labor and benefits                                  --         196,323              622              --         196,945
  Other operating expenses                        (5,034)        218,324            7,163         (16,805)        203,648
  Early retirement provision                          --          11,000               --              --          11,000
  Depreciation and amortization                       --         132,909            2,959              --         135,868
                                             -----------    ------------    -------------    ------------    ------------
        Total operating costs and expenses        (5,034)        558,556           10,744         (16,805)        547,461
                                             -----------    ------------    -------------    ------------    ------------

OPERATING INCOME                                   5,034         155,375              432              --         160,841
                                             -----------    ------------    -------------    ------------    ------------

OTHER INCOME (EXPENSE), NET                       78,058         (33,833)              18         (73,453)        (29,210)
                                             -----------    ------------    -------------    ------------    ------------

INCOME BEFORE INCOME TAX EXPENSE                  83,092         121,542              450         (73,453)        131,631

INCOME TAX EXPENSE                                   304          47,939              600              --          48,843
                                             -----------    ------------    -------------    ------------    ------------

NET INCOME (LOSS) AND COMPREHENSIVE INCOME   $    82,788    $     73,603    $        (150)   $    (73,453)   $     82,788
                                             ===========    ============    =============    ============    ============

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                     For the six months ended June 30, 2002
                                 (In thousands)

                                                                                    GUARANTOR      NON-GUARANTOR        TOTAL
                                                                       PARENT       SUBSIDIARY     SUBSIDIARIES     CONSOLIDATED
                                                                    -----------    ------------    -------------    ------------
CASH PROVIDED BY (USED IN) OPERATING
ACTIVITIES:                                                         $       (15)   $     78,331    $         496    $     78,812
                                                                    -----------    ------------    -------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures, including removal costs                             --         (85,291)             (64)        (85,355)
   Net salvage on retirements                                                --             956             (201)            755
                                                                    -----------    ------------    -------------    ------------
              Net cash used in investing activities                          --         (84,335)            (265)        (84,600)
                                                                    -----------    ------------    -------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Capital contribution                                                  40,000              --               --          40,000
   Net repayments of short-term debt, including
      capital leases                                                   (185,371)            (92)              --        (185,463)
   Borrowings of long-term debt                                         150,000              --               --         150,000
   Dividends paid                                                       (12,609)             --               --         (12,609)
   Borrowings/(repayments) intercompany loans                             7,995          (7,995)              --              --
                                                                    -----------    ------------    -------------    ------------
              Net cash provided by (used in) financing activities            15          (8,087)              --          (8,072)
                                                                    -----------    ------------    -------------    ------------

NET (DECREASE) INCREASE IN CASH AND CASH
EQUIVALENTS                                                                  --         (14,091)             231         (13,860)
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                                                  --          32,591            2,206          34,797
                                                                    -----------    ------------    -------------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $        --    $     18,500    $       2,437    $     20,937
                                                                    ===========    ============    =============    ============

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                     For the six months ended June 30, 2001
                                 (In thousands)

                                                                                    GUARANTOR      NON-GUARANTOR        TOTAL
                                                                       PARENT      SUBSIDIARIES    SUBSIDIARIES     CONSOLIDATED
                                                                    -----------    ------------    -------------    ------------
CASH PROVIDED BY OPERATING
ACTIVITIES                                                          $     2,301    $     59,382    $         159    $     61,842
                                                                    -----------    ------------    -------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures, including removal costs                             --         (68,044)            (292)        (68,336)
   Net salvage on retirements                                                --            (879)            (151)         (1,030)
   Proceeds from sale of subsidiary stock                                16,367              --               --          16,367
                                                                    -----------    ------------    -------------    ------------
              Net cash provided by (used in) investing activities        16,367         (68,923)            (443)        (52,999)
                                                                    -----------    ------------    -------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Capital contribution                                                  40,000              --               --          40,000
   Net borrowings (repayments) of short-term debt, including
      capital leases                                                    (41,972)             67               --         (41,905)
   Dividends paid                                                       (17,253)             --               --         (17,253)
   Borrowings/(repayments) intercompany loans                               554            (554)              --              --
                                                                    -----------    ------------    -------------    ------------
              Net cash used in financing activities                     (18,671)           (487)              --         (19,158)
                                                                    -----------    ------------    -------------    ------------

NET DECREASE IN CASH AND CASH
EQUIVALENTS                                                                  (3)        (10,028)            (284)        (10,315)
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                                                  --          29,950              884          30,834
                                                                    -----------    ------------    -------------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $        (3)   $     19,922    $         600    $     20,519
                                                                    ===========    ============    =============    ============

16.   CONTINGENCIES AND REGULATORY MATTERS

      The Company is a defendant in various legal matters arising in the ordinary course of business. Management, after consultation with legal counsel, believe at this time that the resolution of these matters will not have a material adverse effect on the Company's financial position and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Regulatory Matters" for more information regarding legal and regulatory matters, including a regulatory dispute regarding intra-island access fees charged to long distance carriers.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

      In this Form 10-Q, we have made forward-looking statements. These statements are based on Company estimates and assumptions and are subject to certain risks and uncertainties. Forward-looking statements include information concerning possible or assumed future results of operations, as well as those statements preceded or followed by the words "anticipates," "believes," "estimates," "expects," "hopes," "targets" or similar expressions.

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

      The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported interim amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to bad debts, intangible assets, income taxes, financing operations, contingencies and litigation. The Company's management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

DEFERRED TAXES

      The Company uses an asset and liability approach in accounting for income taxes following the provisions of SFAS No. 109, "Accounting for Income Taxes." Deferred tax assets and liabilities are established for temporary differences between the way certain income and expense items are reported for financial reporting and tax purposes. Deferred tax assets and liabilities are adjusted to the extent necessary to reflect tax rates expected to be in effect when temporary differences reverse.

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

      As discussed in Note 1 to the condensed consolidated financial statements, the Company executed a reorganization plan, which became effective May 1, 2002, whereby Verizon Wireless merged into PRTC. As a result of this merger, the Company released a deferred tax valuation allowance, related to the Acquisition, of approximately $93 million, of which approximately $51 million was recorded against goodwill and approximately $42 million was recorded as a deferred tax benefit in the Company's consolidated statement of income during the second quarter of 2002 in accordance with SFAS 109. Management believes that sufficient book and tax income will be generated by the merged company to realize the benefits of these tax assets.

GOODWILL AND INTANGIBLE IMPAIRMENT

      In assessing the recoverability of the Company's goodwill and other intangibles, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets not previously recorded. Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," and has evaluated, on a reporting unit basis, its goodwill and other indefinite life intangibles for impairment during the six months period ended June 30, 2002. See Note 3 to the condensed consolidated financial statements for further details.

RESULTS OF OPERATIONS

      We have two reportable segments, Wireline and Wireless. See Note 14 to the condensed consolidated financial statements for additional information on our segments. Reclassifications of prior years' data have been made to conform to the 2002 presentation.

      The Wireline segment consists of:

- Local services, including basic voice, telephone and telecommunications equipment rentals, value-added services, high-speed private line services, Internet access and public phone service;

- Long distance services including direct dial on-island and off-island, operator assisted calls, prepaid calling card and high-speed private line services;

- Access services to long distance carriers, competitive local exchange carriers, and cellular and paging operators to originate and terminate calls on our network;

-     Directory publishing rights revenues; and

- Telecommunication equipment sales and billing and collection services to competing long distance operators in Puerto Rico.

      The Wireless segment consists of:

-     Cellular and paging services; and Wireless equipment sales.

REVENUES

                             THREE MONTHS ENDED JUNE 30,              SIX MONTHS ENDED JUNE 30,
                             ---------------------------              -------------------------

                                2002                2001               2002               2001
                            -------------      -------------      -------------      -------------
                                  (DOLLARS IN MILLIONS)                 (DOLLARS IN MILLIONS)
WIRELINE:
Local                       $145       43%     $144       39%     $287       44%     $283       40%
Long Distance                 36       11        48       13        75       11        95       13
Network Access                83       25        92       25       164       25       182       26
Directory and Other           23        7        25        7        36        5        41        6
                            ----     ----      ----     ----      ----     ----      ----     ----
   Total Wireline            287       86%      309       84%      562       85%      601       85%
                            ----     ----      ----     ----      ----     ----      ----     ----

WIRELESS:
Postpaid Cellular             36       11        41       11        72       11        73       11
Prepaid Cellular               7        2         8        3        13        2        15        2
                            ----     ----      ----     ----      ----     ----      ----     ----
   Total Cellular             43       13        49       14        85       13        88       13
Paging                         1       --         4        1         3        1        10        1
Wireless Equipment             2        1         5        1         4        1         9        1
                            ----     ----      ----     ----      ----     ----      ----     ----

  Total Wireless              46       14%       58       16%       92       15%      107       15%
                            ----     ----      ----     ----      ----     ----      ----     ----

  Revenues                  $333      100%     $367      100%     $654      100%     $708      100%
                            ====     ====      ====     ====      ====     ====      ====     ====

EXPENSES AND CHARGES

                                                   THREE MONTHS ENDED         SIX MONTHS ENDED
                                                        JUNE 30,                  JUNE 30,
                                                   2002          2001         2002          2001
                                                 --------      --------     --------      --------
                                                 (DOLLARS IN MILLIONS)       (DOLLARS IN MILLIONS)
WIRELINE:

Labor and benefits                               $     82      $     90     $    172      $    179
Other operating expenses                               81            77          160           141
                                                 --------      --------     --------      --------
   Total Wireline                                     163           167          332           320

WIRELESS:

Labor and benefits                               $      8      $     10     $     16      $     18
Other operating expenses                               23            32           50            62
                                                 --------      --------     --------      --------
   Total Wireless                                      31            42           66            80

OTHER:

Early retirement provision                       $     --      $      7     $     --      $     11
Depreciation and amortization                          67            67          133           136
Interest expense, net                                  11            15           25            30
Equity income in joint venture                         --            --           (1)           (1)
Minority interest in consolidated subsidiary           --            --            1            --
Income tax (benefit) expense                          (20)           23           (6)           49
                                                 --------      --------     --------      --------

Net income                                       $     81      $     46     $    104      $     83
                                                 ========      ========     ========      ========

OPERATING DATA

                                                   THREE MONTHS ENDED         SIX MONTHS ENDED
                                                        JUNE 30,                  JUNE 30,
                                                   2002         2001         2002         2001
                                                 --------     --------     --------     --------
Access Lines in Service (000's):
    Residential                                       961          974          961          974
    Business                                          308          307          308          307
                                                 --------     --------     --------     --------
Total                                               1,269        1,281        1,269        1,281

Cellular Customers (000's):
    Postpaid                                          213          214          213          214
    Prepaid                                           112          137          112          137
                                                 --------     --------     --------     --------
Total                                                 325          351          325          351

Postpaid Cellular Average Revenue per Unit
(ARPU)                                           $     53     $     61     $     53     $     56
Prepaid Cellular ARPU                                  20           18           20           19
Combined Cellular ARPU                                 42           42           42           41

Paging Customers (000's)                               26           77           26           77

      QUARTER ENDED JUNE 30, 2002 COMPARED WITH QUARTER ENDED JUNE 30, 2001

   REVENUES. Revenues for the quarter ended June 30, 2002 decreased $34 million, or 9%, to $333 million from $367 million for the same 2001 period.

   WIRELINE:

      Wireline revenues include local service, network access, long distance, directory revenues and other services. Wireline revenues for the quarter ended June 30, 2002 decreased $22 million, or 7%, to $287 million from $309 million for the same 2001 period.

      Local service revenues include basic voice, telephone and telecommunications equipment rental, value-added services, high-speed private line services, Internet access, and public phone service. Local service revenues for the quarter ended June 30, 2002 increased $1 million to $145 million from $144 million for the same 2001 period. This increase was mainly due to higher directory assistance revenue, high-speed private lines and measured service revenue of $2 million, $2 million and $1 million, respectively. These increases were partially offset by a decrease in public phone and telephone rent revenue of $3 million and $1 million, respectively.

      Long distance revenues include direct dial on-island and off-island, operator-assisted calls, prepaid calling cards and on-island private line revenues. Long distance revenues decreased $12 million, or 25%, to $36 million for the quarter from $48 million for the same 2001 period. The decrease was due to a decrease in intra-island long distance revenues of $8 million, a decrease in operator services of $2 million and a decrease in off-island revenues of $2 million. Long distance revenues have decreased mainly due to long distance calls being included in cellular calling plans.

      Network access revenues include services provided to long distance carriers, competitive local exchange carriers, and cellular and paging operators to originate and terminate calls on our network. These revenues for the quarter decreased $9 million, or 10%, to $83 million compared to $92 million for the same 2001 period. The decrease was caused by a decrease in interstate high cost fund subsidies of $9 million, reflecting a phasing out of this subsidy (see "Regulatory Matters-Interstate High Cost Subsidy").

      Directory and other revenues include directory publishing rights, telecommunications equipment rental and billing and collection services to competitor long distance operators. Directory and other revenues decreased $2 million, or 8%, to $23 million for the quarter from $25 million for the same 2001 quarter. This decrease was mainly due to decreased billing and collection services provided to carriers.

   WIRELESS:

      Revenues from cellular and paging services and related equipment sales for the three months ended June 30, 2002 decreased $12 million, or 21%, to $46 million from $58 million for the comparable 2001 period. Cellular service revenues decreased $6 million, or 12%, as a result of a reduction of approximately 26,000 cellular customers in comparison with the quarter ended June 30, 2001. Postpaid cellular ARPU of $53 decreased by $8 as a result of lower customer usage.

      Paging revenues declined $3 million, or 75%, to $1 million for the quarter ended June 30, 2002 from $4 million for the comparable 2001 period. The decrease was related to a reduction of approximately 51,000 customers.

      Wireless equipment sales decreased $3 million, or 60%, to $2 million for the quarter ended June 30, 2002 from $5 million for the comparable 2001 period.

   OPERATING COSTS AND EXPENSES. Operating costs and expenses for the quarter ended June 30, 2002 decreased $15 million, or 7%, to $194 million from $209 million reported for the second quarter in 2001.

    WIRELINE:

      Wireline expenses for the quarter ended June 30, 2002 decreased $4 million, or 2%, to $163 million from the $167 million reported for the quarter ended June 30, 2001.

      Labor and benefit expenses decreased $8 million, or 9%, to $82 million from $90 million reported for the quarter ended June 30, 2001. This decrease in labor and benefit expenses primarily reflects the effect of early retirements and voluntary separation programs as well as a reduction in overtime expense.

      Other operating expenses of $81 million for the quarter ended June 30, 2002, increased $4 million, or 5%, compared to the same 2001 period. The increase is primarily due to higher operating tax provisions of $5 million, $5 million gain from the sale of a 33% interest in Coqui.net in 2001, and higher wireless interconnection expense of $3 million. This increase was partially offset by a decrease in bad debt provisions of $3 million, off-island long distance access of $2 million, consulting expense of $2 million and advertising expense of $1 million.

    WIRELESS:

      Wireless expenses for the quarter ended June 30, 2002, decreased $11 million, or 26%, to $31 million from the $42 million reported for the quarter ended June 30, 2001.

      Labor and benefit expenses for the quarter ended June 30, 2002, decreased $2 million, or 20%, to $8 million from the $10 million reported for the quarter ended June 30, 2001. The decrease in labor and benefit expenses is mainly due to lower labor costs, overtime, fringe benefits and commission expense.

      Other operating expenses decreased $9 million, or 28%, to $23 million from the $32 million reported for the comparable 2001 period. The decrease was mainly due to lower costs from equipment sales of $11 million and a $2 million gain on sale of assets. The decrease was offset in part by an increase in bad debt provisions of $4 million.

      EARLY RETIREMENT AND VOLUNTARY SEPARATION PROVISIONS. An early retirement and voluntary separation program was offered to approximately 200 non-union employees in the Customer Contact division during the first quarter of 2001. Those eligible to retire received a credit for three years additional service, three years of additional age; a separation bonus based on years of service, averaging eight months of salary, and were immediately eligible for retiree medical benefits. Non-retirement eligible employees received the separation bonus. A $7 million provision was recorded in the second quarter of 2001 based on 19 early retirement and 52 voluntary separation acceptances during this period.

      DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense of $67 million remained constant for the quarter ended June 30, 2002 compared to the same 2001 period. The discontinued amortization of goodwill and other indefinite life intangibles reduced amortization expense by $4 million for the quarter ended June 30, 2002. This decrease was offset by $4 million in higher depreciation as a result of higher gross plant balances.

      INTEREST EXPENSE. Interest expense of $11 million for the quarter ended June 30, 2002 was $4 million lower than for the comparable 2001. As a result of lower interest rates our interest expense decreased by $5 million, as debt balances remained constant at $1.2 billion for June 30, 2002 and 2001. This decrease was offset by lower interest income of $1 million from the accretion of the discount on the subscription receivable.

      EQUITY INCOME FROM JOINT VENTURE. Earnings of $0.6 million were generated for the three months ended June 30, 2002 from our approximate 25% interest in VISI, the largest yellow page publishing company in Puerto Rico.

      MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY. A $0.3 million minority interest included in the Company's results of operations for the three months ended June 30, 2002 represents the minority share of the loss of Popular's, Inc. 33% investment in Coqui.net, our ISP subsidiary.

      INCOME TAXES. A $20 million tax benefit for the quarter ended June 30, 2002 reflects the tax effect of the merger of Verizon Wireless into PRTC (See
Note 1 to the condensed consolidated financial statements). As a result of this merger, the Company released a deferred tax valuation allowance of approximately $93 million, of which approximately $51 million was recorded against goodwill and approximately $42 million of which was recorded as a deferred tax benefit during the second quarter of 2002. This tax benefit was offset in part by a tax provision that reflects a 36% effective tax rate. The difference between the effective and the statutory tax rate of 39%, or $2 million, primarily reflects permanent differences related to interest accretion on the Government subscription receivable, which is a capital contribution, and joint venture equity income.

   SIX MONTHS ENDED JUNE 30, 2002 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2001

    REVENUES. Revenues for the six months ended June 30, 2002 decreased $54 million, or 8%, to $654 million from $708 million for the same 2001 comparable period.

    WIRELINE:

      Wireline revenues include local service, network access, long distance, directory revenues and other services. Wireline revenues for the six months ended June 30, 2002 decreased $39 million, or 6%, to $562 million from $601 million for the same 2001 period.

      Local service revenues include basic voice, telephone and telecommunications equipment rental, value-added services, high-speed private line services, Internet access, and public phone service. Local service revenues for the six months ended June 30, 2002 increased $4 million, or 1%, to $287 million from $283 million in the comparable 2001 period. The increase resulted primarily from higher revenues from high-speed private lines, directory assistance, and Internet access of $5 million, $2 million, and $1 million, respectively. These increases were offset in part by a decrease in public phone revenues and local voice revenues of $3 million and $1 million, respectively.

      Long distance revenues include direct dial on-island and off-island, operator-assisted calls, prepaid calling cards and on-island private line revenues. Long distance revenues decreased $20 million, or 21%, to $75 million for the six months from $95 million for the same 2001 period. The decrease was due to a decrease in intra-island long distance revenues of $13 million, a decrease in operator services of $4 million and a decrease in off-island long distance revenues of $3 million. Long distance revenues have decreased mainly due to long distance calls being included in cellular calling plans.

      Network access revenues include services provided to long distance carriers, competitive local exchange carriers, and cellular and paging operators to originate and terminate calls on our network. These revenues for the six months ended June 30, 2002 decreased $18 million, or 10%, to $164 million compared to $182 million for the same 2001 period. The decrease was primarily caused by a decrease in interstate high cost fund subsidies of $17 million, reflecting a phasing out of this subsidy (see "Regulatory Matters-Interstate High Cost Subsidy").

      Directory and other revenues include directory publishing rights, telecommunication equipment and billing and collection services to competitor long distance operators. Directory and other revenues for the six months ended June 30, 2002 decreased $5 million, or 12%, to $36 million from $41 million for the six months ended June 30, 2001, mainly due to a decrease in billing and collection services revenues of $2 million, a reduction in other services to carriers revenues of $2 million and a decrease in wireline equipment sales revenues of $1 million.

    WIRELESS:

      Revenues from cellular and paging services and related equipment sales for the six months ended June 30, 2002 decreased $15 million, or 14%, to $92 million from $107 million for the comparable 2001 period. Cellular service revenues decreased $3 million, or 3%, as a result of a decrease in cellular customers of approximately 26,000 compared to the six months ended June 30, 2001. Postpaid cellular ARPU of $53 decreased by $3 as a result of lower customer usage.

      Paging revenues declined $7 million, or 70%, to $3 million for the six months ended June 30, 2002 from $10 million for the comparable 2001 period. The decrease was related to a reduction of 51,000 customers.

      Wireless equipment sales decreased $5 million, or 56%, to $4 million for the six months ended June 30, 2002 from $9 million for the comparable 2001 period.

    OPERATING COSTS AND EXPENSES. Operating costs and expenses for the six months ended June 30, 2002 decreased $2 million, to $398 million from $400 million reported for the first six months in 2001.

    WIRELINE:

      Wireline expenses for the six months ended June 30, 2002 increased $12 million, or 4%, to $332 million from the $320 million reported for the six months ended June 30, 2001.

      Labor and benefit expenses decreased $7 million, or 4%, to $172 million from $179 million reported for the six months ended June 30, 2001. This decrease in labor and benefit expense primarily reflects the effect of early retirements and voluntary separation programs as well as a reduction in overtime expense.

      Other operating expenses of $160 million for the six months ended June 30, 2002, increased $19 million, or 13%, compared to the same 2001 period. The increase is primarily due to higher operating tax provisions of $13 million, $5 million gain from the sale of a 33% interest in Coqui.net in 2001, higher interconnection charges of $5 million and higher regulatory fees of $1 million. This was offset by a decrease in consulting and advertising expenses of $3 million and $2 million, respectively.

    WIRELESS:

      Wireless expenses for the six months ended June 30, 2002, decreased $14 million, or 18%, to $66 million from the $80 million reported for the six months ended June 30, 2001.

      Labor and benefit expenses decreased $2 million, or 11%, from the $18 million reported for the six months ended 2001. The decrease in labor and benefits expenses is mainly due to lower overtime, commissions and temporary employee expenses.

      Other operating expenses decreased $12 million, or 19%, to $50 million from the $62 million reported for the comparable 2001 period. The decrease was due to lower costs from equipment sales of $15 million and a $2 million gain on the sale of assets. These decreases were offset by increases in provision for bad debts of $4 million and roaming charges of $1 million.

      EARLY RETIREMENT AND VOLUNTARY SEPARATION PROVISIONS. An early retirement program was offered to management employees in December 2000. Those choosing to retire received a credit for three years additional service, five years of additional age, and were immediately eligible for retiree medical benefits. A $4 million non-cash provision was recorded in the first quarter of 2001 based on 13 employee acceptances during this period.

      In addition, an early retirement and voluntary separation program was offered to approximately 200 non-union employees in the Customer Contact organization in the first quarter of 2001. Those eligible to retire received a credit for three years additional service, three years of additional age; a separation bonus based on years of service, averaging eight months of salary, and were immediately eligible for retiree medical benefits. Non-retirement eligible employees received the separation bonus. A $7 million provision was recorded in the second quarter of 2001 based on 19 early retirement and 52 voluntary separation acceptances during this period. A total of $11 million provision was recorded by the Company in connection with these early retirement and voluntary separation programs for the six months period ended June 30, 2001.

      DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense of $133 million for the six months ended June 30, 2002 was $3 million lower than for the comparable 2001 period. The discontinued amortization of goodwill and other indefinite life intangibles reduced amortization by $8 million for the six months ended June 30, 2002. This decrease was offset in part by $5 million in higher depreciation due to higher gross plant balances.

      INTEREST EXPENSE. Interest expense of $25 million decreased $5 million, or 17%, from $30 million reported for the six months ended June 30, 2001. As a result of lower interest rates our interest expense decreased by $7 million, as debt balances remained constant at $1.2 billion for June 30, 2002 and 2001. This decrease was offset by lower interest income from invested cash of $1 million due to the lower rates and lower interest income of $1 million resulting from the accretion of the discount on the subscription receivable.

      EQUITY INCOME FROM JOINT VENTURE. Earnings of $1 million were generated for the six months ended June 30, 2002 from our approximate 25% interest in VISI.

      MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY. A $0.7 million minority interest included in the Company's results of operations for the six months ended June 30, 2002 represents the minority share, of the income or loss of Popular's, Inc. 33% investment in Coqui.net.

      INCOME TAXES. A $6 million tax benefit for the six months ended June 30, 2002 reflects the tax effect of the merger of Verizon Wireless into PRTC (See
Note 1 to the condensed consolidated financial statements). As a result of this merger, the Company released a deferred tax valuation allowance of approximately $93 million, of which approximately $51 million was recorded against goodwill and approximately $42 million of which was recorded as a deferred tax benefit during the second quarter of 2002. This tax benefit was offset in part by a tax provision that reflects a 37% effective tax rate. The difference between the effective and the statutory tax rate of 39%, or $2 million, primarily reflects permanent differences related to interest accretion on the Government subscription receivable, which is a capital contribution, and joint venture equity income.

LIQUIDITY AND CAPITAL RESOURCES

CONSOLIDATED FINANCIAL CONDITION

   SIX MONTHS ENDED JUNE 30, 2002 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2001


                                                    SIX MONTHS ENDED JUNE 30,
                                                    -------------------------
                                                  2002        2001      CHANGE
                                                  ----        ----      ------
                                                      (DOLLARS IN MILLIONS)
Cash provided by (used in):
    Operations                                   $   79      $   62      $   17
    Investing                                       (85)        (53)        (32)
    Financing                                        (8)        (19)         11

OVERALL LIQUIDITY ASSESSMENT

      The Company believes that cash from operations is sufficient to meet working capital needs. While current liabilities exceeded current assets at June 30, 2002 by $165 million, we believe our sources of funds, from operations and from readily available external financing arrangements, are sufficient to meet ongoing operating, financing and investing requirements. We expect that presently foreseeable capital requirements will continue to be financed through internally generated funds.

      Additionally, the Company has a undrawn $500 million revolving credit facility maturing in March 2004 as well as a $90 million undrawn working capital credit facility maturing in June 2003. An aggregate principal amount of $300 million of the Company's senior notes matured on May 15, 2002. The Company refinanced these notes and the related interest payment through the issuance of commercial paper and term loans.

OPERATIONS

      The increase in cash from operations of $17 million for the six months ended June 30, 2002, as compared to the same period in 2001, was primarily due to lower payments of management fees and royalties of $79 million and a decrease in income taxes of $26 million. This increase in cash from operations was partially offset by higher disbursements including voluntary separation payments of $14 million, an increase in pension contributions of $9 million, an increase in operating tax payments of $5 million and a decrease in revenues of $54 million.

INVESTING

      Net cash used in investing activities for the quarter ended June 30, 2002 was $85 million compared to $53 million for the same 2001 period. The increase in cash used in investing activities of $32 million is mainly due to higher capital expenditures, of $16 million and the absence of the $16 million proceeds from the sale of 33% interest in Coqui.net to Popular Inc. recorded in the second quarter of 2001.

      The capital expenditure program for the six months ended June 30, 2002 amounted to $84 million, which was financed from internally generated funds. We have invested approximately $775 million from the date of the Acquisition through June 30, 2002 to expand and enhance our networks.

FINANCING

      Debt, excluding capital leases, decreased $35 million for the six months ended June 30, 2002. Borrowings under bank loans, working capital facilities, term credit facilities and commercial paper decreased from $494 million at December 31, 2001 to $459 million at June 30, 2002.

      During the second quarter of 2002, we entered into two two-year and one three-year term credit agreements with three different banks for $50 million each. Amounts outstanding under these term credit agreements bear interest at a rate of 70, 75, and 100 basis points over LIBOR, respectively.

      The shareholders' agreement requires the payment of dividends equal to at least 50% of net income, payable quarterly to the extent funds are legally available. For the six months ended June 30, 2002, the Company paid dividends of $13 million corresponding to the first quarter of 2002 and the fourth quarter of 2001. The senior note indentures and credit facility agreements do not contain restrictions on the payment of dividends.

      In the Acquisition, the PRTA agreed to contribute cash or stock worth a total of $200 million as a capital contribution in five even $40 million installments over five years beginning on March 2, 2000 to fund its underfunded pension and other post-employment benefit obligations. In March 2002, $40 million was received in cash from the PRTA for the third installment. See Note 12 to the condensed consolidated financial statements.

CONTRACTUAL OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS

CONTRACTUAL OBLIGATIONS &
OTHER COMMERCIAL COMMITMENTS:                              PAYMENTS DUE BY PERIOD
-----------------------------       ----------------------------------------------------------------------
                                                   Less Than                                     After 5
(Dollars in Millions)                 Total          1 year       1-3 Years      4-5 Years        Years
                                    ----------     ----------     ----------     ----------     ----------
Long Term Debt                      $    704.4     $       --     $       --     $    404.5     $    299.9
Pension Benefit Obligations (1)          444.0             --          260.3          183.7             --
Commercial Paper                         308.7          308.7             --             --             --
Term Credit Facilities                   150.0             --          150.0             --             --
Operating Leases                          41.8            4.6           18.9            7.4           10.9
Capital Lease Obligations                  0.7            0.1            0.5            0.1             --
                                    ----------     ----------     ----------     ----------     ----------
Total                               $  1,649.6     $    313.4     $    429.7     $    595.7     $    310.8
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

      The Company filed with the Puerto Rico Circuit Court of Appeals ("Court") an appeal of the February 2002 Order in which the Company alleges the TRB made errors of law and procedure in its determination of access charges and its order to make the cash refund. The Court stayed the refund and the rate reduction on March 27, 2002 and is currently hearing the appeal.

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

      At present, the stay of the TRB's February 2002 Order is in effect. At this preliminary stage it is too early to assess the probability of success in the appeals process. The Company believes the Carriers' petition for review is without merit.

PUBLIC TELEPHONE SERVICE PROVIDER DISPUTE

      Telefonos Publicos de Puerto Rico, Inc. ("TPPR") the largest competitive provider of public pay phones in Puerto Rico filed a suit in the United States District Court for the District of Puerto Rico on November 8, 2001, claiming predatory, exclusionary and anticompetitive acts and seeking damages of $75 million. We have filed a motion to dismiss the case and are awaiting a decision of the court. Management believes the claim is without merit.

TOUCHTONE CHARGES

      On July 2, 2002, three residential telephone service subscribers and one business service subscriber filed a class action suit with the Superior Court of Puerto Rico (the "Court") under the Puerto Rico Telecommunications Act of 1996 ("Act"). The plaintiffs claim that the Company's charges for touchtone service are not based on cost, and are therefore in violation of the Act. They have requested that the Court (i) issue an Order certifying the case as a class action, (ii) designate the plaintiffs as representatives of the class, (iii) find that the charges are illegal, (iv) establish a maximum charge based on cost, and (v) order the Company to reimburse every subscriber for excess payments made since September 1996. At this preliminary stage of the process, management and the Company's legal counsel are evaluating the case.

MEASURED SERVICE UNIT CHARGES

      On July 16, 2002, one residential telephone service subscriber and three business service subscribers filed a class action with the Court under the Act. The plaintiffs claim that the Company's unit charges for local measured service are not based on cost, and are therefore in violation of the Act. They have requested that the Court (i) issue an Order certifying the case as a class action, (ii) designate the plaintiffs as representatives of the class, (iii) find that the unit charges are illegal, (iv) establish a maximum unit charge based on cost, and (v) order the Company to reimburse every subscriber for excess payments made since September 1996. At this preliminary stage of the process, management and the Company's legal counsel are evaluating the case.

PRICE CAP REGULATION

      The FCC requires that companies which set interstate access rates based on a price cap formula must use the price cap formula for all of their affiliates. This rule, which is referred to as the all-or-nothing rule, further states that a company that has been using the rate of return method and that is acquired by a price cap company has twelve months following the acquisition date to adopt price caps. Under this rule PRTC would have been required to adopt price caps instead of rate of return, since Verizon is a price cap company.

      The Company has been requesting waivers of this rule since 1999 and has been granted successive one-year extensions by the FCC. On April 18, 2002, the FCC granted a further waiver of the requirement that PRTC adopt price caps to June 30, 2003. The waiver, which was granted to the Company and to other local exchange carriers in similar circumstances, also noted that the FCC was considering in another ongoing proceeding whether to modify or eliminate the all-or-nothing rule and how to resolve the associated universal support issues. The impact to the Company is that it may continue as a rate of return carrier and receive long-term support subsidies through its participation in the common carrier line pool administered by NECA at least until June 30, 2003.

INTERSTATE HIGH COST SUBSIDY

      On October 21, 1999, the FCC adopted a new high cost support mechanism, which has resulted in the phase out of the Company's High Cost Subsidy revenues. These revenues were $48 million in 2000, $33 million in 2001 and are expected to be approximately $3 million for 2002.

RECENT ACCOUNTING PRONOUNCEMENTS

Refer to Note 2 to the condensed consolidated financial statements in Item 1 (Part 1) of this Form 10-Q for disclosure on recent accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE SENSITIVITY

      We are exposed to market risk in the normal course of business, resulting primarily from interest rate changes on our senior notes and interest rate swap agreements.

      The following table summarizes the fair value of our senior notes and interest rate swaps at June 30, 2002 and December 31, 2001 and provides a sensitivity analysis of the fair values of these instruments assuming a 100 basis point increase or decrease in the yield curve. The sensitivity analysis does not include the fair values of our floating-rate debt since it is not significantly affected by changes in market interest rates.

                                                               FAIR VALUE
                                                           AT 100 BASIS POINTS
                                                        -------------------------
                          BOOK VALUE     FAIR VALUE      INCREASE       DECREASE
                          ----------     ----------     ----------     ----------
                                              (In thousands)
June 30, 2002:

   Senior notes           $  699,783     $  693,300     $  664,849     $  723,332
   Interest rate swap          4,576          4,576            595          9,855
                          ----------     ----------     ----------     ----------
      Total               $  704,359     $  697,876     $  665,444     $  733,187
                          ==========     ==========     ==========     ==========

December 31, 2001:

   Senior notes           $  999,757     $1,001,874     $  969,805     $1,035,800
   Interest rate swap          1,147          1,147          4,081          6,635
                          ----------     ----------     ----------     ----------
      Total               $1,000,904     $1,003,021     $  973,886     $1,042,435
                          ==========     ==========     ==========     ==========

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      We are a defendant in various legal matters arising in the ordinary course of business. We, after consultation with legal counsel, believe at this time that the resolution of these matters will not have a material adverse effect on the Company's financial position and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Regulatory Matters" for more information regarding legal and regulatory matters, including a regulatory dispute regarding intra-island access fees charged to long distance carriers.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      a)    Exhibits required by Item 601 of Regulation S-K.

            10)   Material Contracts

                  .25) Plan of Reorganization and Agreement of Merger, dated May 1, 2002, between Puerto Rico Telephone Company, Inc. and Verizon Wireless Puerto Rico, Inc.

                  .26) $90 million working capital revolving credit agreement between Telecomunicaciones de Puerto Rico, Inc., as borrower, and Banco Popular de Puerto Rico, as lender and administrative agent.

                  .27) $50 million two-year term credit agreement between Telecomunicaciones de Puerto Rico, Inc., as borrower, Banco Bilbao Vizcaya Argentaria, as lender and Banco Bilbao Vizcaya Puerto Rico, as administrative agent.

                  .28) $50 million two-year term credit agreement between Telecomunicaciones de Puerto Rico, Inc., as borrower, and HSBC Bank USA, as lender.

                  .29) $50 million three-year term credit agreement between Telecomunicaciones de Puerto Rico, Inc., as borrower, and Australia and New Zealand Banking Group Limited, as lender and administrative agent.

            See Exhibit Index.

      b)    No reports on Form 8-K were filed during the second quarter of 2002.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      TELECOMUNICACIONES DE PUERTO RICO, INC.

                                By:           /s/ Jon E. Slater
                                    --------------------------------------------
                                    Name:  Jon E. Slater
                                    Title: Chief Executive Officer
                                    Date: August 14, 2002


                                By:             /s/ Willard J. Reagan
                                   ---------------------------------------------
                                    Name:  Willard J. Reagan
                                    Title: Chief Financial Officer
                                    Date:  August 14, 2002


                                By:             /s/ Robert P. Huberty
                                   ---------------------------------------------
                                    Name:  Robert P. Huberty
                                    Title: Chief Accounting Officer
                                    Date: August 14, 2002

      The undersigned hereby certify that this Quarterly Report on Form 10-Q fully complies with the requirements of Section [13(a)] [15(d)] of the Securities Exchange Act of 1934 and that the information contained herein fairly presents, in all material respects, the financial condition and results of operations of the issuer.

      TELECOMUNICACIONES DE PUERTO RICO, INC.

                                 By:            /s/ Jon E. Slater
                                     -------------------------------------------

                                     Name:  Jon E. Slater
                                     Title:    Chief Executive Officer
                                     Date:    August 14, 2002


                                 By:            /s/ Willard J. Reagan
                                     -------------------------------------------
                                     Name: Willard J. Reagan
                                     Title: Chief Financial Officer
                                     Date: August 14, 2002

EXHIBIT INDEX

EXHIBIT
 NUMBER                                DESCRIPTION
-------           ---------------------------------------------------------
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

                  Stock Purchase Agreement, dated as of March 2, 1999, by and
  10.9            between Puerto Rico Telephone Authority and the Trust of the
                  Employee Stock Ownership Plan of Telecomunicaciones de Puerto
                  Rico, Inc.   (Incorporated by reference to Exhibit 10.14 of the
                  Company's Registration Statement filed on Form S-4 (File
                  333-85503)).

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

  10.14           Collective Bargaining Agreement between the Puerto Rico
                  Telephone Company and the Independent Union of Telephone
                  Employees of Puerto Rico effective from January 18, 2000 until
                  January 17, 2003. Approved on October 6, 2000. (Incorporated by reference to Exhibit 10.23 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (File
                  333-85503)).

  10.15           Collective Bargaining Agreement between the Puerto Rico
                  Telephone Company and the Independent Brotherhood of Telephone
                  Company Employees effective from October 23, 1999 until October
                  22, 2003. Approved on October 20, 2000. (Incorporated by reference to Exhibit 10.24 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (File
                  333-85503)).

  10.16           Commercial Paper Dealer Agreement 4(2) Program among
                  Telecomunicaciones  de Puerto Rico, Inc., as Issuer;  Puerto
                  Rico Telephone Company, Inc. and Celulares Telefonica, Inc., as Guarantors; and Merrill Lynch Money Markets Inc., as Dealer for notes with maturities up to 240 days; Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Dealer for notes with maturities over 270 days up to 365 days. Concerning notes to be issued pursuant to an Issuing and Paying Agency Agreement dated as of November 9, 2000 between the Issuer and The Chase
                  Manhattan Bank, as Issuing and Paying Agent. (Incorporated by reference to Exhibit 10.25 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (File
                  333-85503)).

  10.17           Commercial Paper Dealer Agreement 4(2) Program among
                  Telecomunicaciones de Puerto Rico, Inc., as Issuer; Puerto Rico
                  Telephone Company, Inc. and Celulares Telefonica, Inc., as
                  Guarantors; and Salomon Smith Barney Inc., as Dealer.
                  Concerning notes to be issued pursuant to an Issuing and Paying
                  Agency Agreement dated as of November 9, 2000 between the
                  Issuer and The Chase Manhattan Bank, as Issuing and Paying
                  Agent.   (Incorporated by reference to Exhibit 10.26 of the
                  Company's Annual Report on Form 10-K for the year ended
                  December 31, 2000 (File 333-85503)).

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

  10.20           Issuing and Paying Agency Agreement dated as of November 9,
                  2000, by and among Telecomunicaciones de Puerto Rico, Inc., as Issuer, Puerto Rico Telephone Company and Celulares Telefonica,
                  Inc., as Guarantors, and The Chase Manhattan Bank, as Issuing and Paying Agent. (Incorporated by reference to Exhibit 10.29 of the Company's Annual Report on Form 10-K for the year ended
                  December 31, 2000 (File 333-85503)).

  10.21 Letter Amendment, to the March 2, 1999 Shareholders Agreement, dated as of May 25, 2001, by and among Telecomunicaciones de
                  Puerto Rico, Inc., GTE Holdings (Puerto Rico) LLC, GTE
                  International Telecommunications Incorporated, Popular, Inc., and the Puerto Rico Telephone Authority. (Incorporated by reference to Exhibit 10.25 of the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2001 (File 333-85503)).

  10.22           Third Letter Amendment, dated August 3, 2001, to the Five-Year
                  Credit Agreement with Citibank, N.A., dated as of March 2,
                  1999, as amended by the Letter Amendment to Five-Year Credit
                  Agreement dated as of May 7, 1999 and as further amended by the second Letter Amendment to Five-Year Credit Agreement dated as of February 15, 2001. (Incorporated by reference to Exhibit
                  10.26 of the Company's Quarterly Report on Form 10-Q for the period ended September 31, 2001 (File 333-85503)).

  10.23           ISDA Master Agreement, dated August 29, 2001, by and among
                  Telecomunicaciones de Puerto Rico, Inc., as the Counterparty,
                  Puerto Rico Telephone Company and Celulares Telefonica, Inc., as Guarantors, and Bank of America, N.A., as the Bank.
                  (Incorporated by reference to Exhibit 10.27 of the Company's
                  Quarterly Report on Form 10-Q for the period ended September
                  31, 2001 (File 333-85503)).

  10.24           ISDA Master Agreement, dated August 29, 2001, by and among
                  Telecomunicaciones de Puerto Rico, Inc., as the Counterparty,
                  Puerto Rico Telephone Company and Celulares Telefonica, Inc., as Guarantors, and Citibank, N.A., as the Bank. (Incorporated by reference to Exhibit 10.28 of the Company's Quarterly Report on Form 10-Q for the period ended September 31, 2001 (File
                  333-85503)).

  10.25           Plan of Reorganization and Agreement of Merger, dated as of May
                  1, 2002, between Puerto Rico Telephone Company, Inc. and
                  Verizon Wireless Puerto Rico, Inc.

  10.26 $90,000,000 working capital revolving credit agreement dated as of May 16, 2002, among Telecomunicaciones de Puerto Rico, Inc., as Borrower, Puerto Rico Telephone Company, Inc., as Guarantor, and Banco Popular de Puerto Rico, as Lender and Administrative
                  Agent.

  10.27 $50,000,000 2-Year term credit agreement dated as of May 16, 2002, among Telecomunicaciones de Puerto Rico, Inc., as
                  Borrower, Puerto Rico Telephone Company, Inc., as Guarantor, and Banco Bilbao Vizcaya Argentaria, S.A., as Lender and Banco
                  Bilbao Vizcaya Puerto Rico, as Administrative Agent.

  10.28 $50,000,000 2-Year term credit agreement dated as of May 31, 2002, among Telecomunicaciones de Puerto Rico, Inc., as
                  Borrower, Puerto Rico Telephone Company, Inc., as Guarantor, and HSBC Bank USA, as Lender.

  10.29 $50,000,000 2-Year term credit agreement dated as of June 24, 2002, among Telecomunicaciones de Puerto Rico, Inc., as
                  Borrower, Puerto Rico Telephone Company, Inc., as Guarantor, and Australia and New Zealand Banking Group Limited, as Lender and Administrative Agent.