Form 10-Q
period 2002-09-30
TELECOMUNICACIONES DE PUERTO RICO INC
filed 2002-11-14
CIK 1089357

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

               For the quarterly period ended: SEPTEMBER 30, 2002

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

                                      INDEX

            TELECOMUNICACIONES DE PUERTO RICO, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
     Item  1.     Financial Statements (Unaudited)                                                        3

                  Condensed consolidated balance sheets--September 30, 2002 and December 31, 2001         3

                  Condensed consolidated statements of income and comprehensive income--Three months ended September 30, 2002 and 2001; Nine
                  months ended September 30, 2002 and 2001                                                4

                  Condensed consolidated statements of changes in shareholders' equity--Nine months
                  ended September 30, 2002 and year ended December 31, 2001                               5

                  Condensed consolidated statements of cash flows--Nine months ended September 30, 2002
                  and 2001                                                                                6

                  Notes to condensed consolidated financial statements                                    7

     Item  2.     Management's Discussion and Analysis of Financial Condition and Results of Operations  26

     Item  3.     Quantitative and Qualitative Disclosures about Market Risk                             39

     Item  4.     Controls and Procedures                                                                40

PART II. OTHER INFORMATION

     Item  1.     Legal Proceedings                                                                      41

     Item  2.     Changes in Securities and Use of Proceeds                                              41

     Item  3.     Defaults Upon Senior Securities                                                        41

     Item  4.     Submission of Matters to a Vote of Security Holders                                    41

     Item  5.     Other Information                                                                      41

     Item  6.     Exhibits and Reports on Form 8-K                                                       41

SIGNATURES                                                                                               42

CERTIFICATIONS                                                                                           43

EXHIBIT INDEX                                                                                            46

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

            TELECOMUNICACIONES DE PUERTO RICO, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                                                                       (UNAUDITED)
                                                                      SEPTEMBER 30,    DECEMBER 31,
                                                                          2002            2001
                                                                      -------------    ------------
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                         $   24,000       $   34,797
     Accounts receivable, net of allowance for doubtful accounts
       of $125,755 and $107,436 in 2002 and 2001, respectively            369,202          359,914
     Inventory and supplies, net                                           17,037           24,755
     Prepaid expenses                                                      27,941           11,610
                                                                       ----------       ----------
         Total current assets                                             438,180          431,076
PROPERTY, PLANT AND EQUIPMENT, net                                      1,571,275        1,631,770
GOODWILL, net                                                             126,927          178,094
INTANGIBLES, net                                                          178,164          180,370
DEFERRED INCOME TAX                                                       306,891          221,499
OTHER ASSETS                                                              110,530          105,441
                                                                       ----------       ----------
TOTAL ASSETS                                                           $2,731,967       $2,748,250
                                                                       ==========       ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Short-term debt                                                   $  155,089       $  494,335
     Other current liabilities                                            343,810          345,203
                                                                       ----------       ----------
         Total current liabilities                                        498,899          839,538
LONG-TERM DEBT, excluding current portion                                 936,307          701,441
PENSION AND OTHER POST-EMPLOYMENT BENEFITS                                501,344          531,636
OTHER NON-CURRENT LIABILITIES                                             127,392          126,561
                                                                       ----------       ----------
         Total liabilities                                              2,063,942        2,199,176
                                                                       ----------       ----------

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY                               11,868           10,759
                                                                       ----------       ----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
     Common stock                                                         701,952          701,952
     Deferred ESOP compensation                                           (28,793)         (28,793)
     Subscription receivable                                              (74,665)        (109,959)
     Retained earnings                                                    136,140           53,592
     Accumulated other comprehensive loss                                 (78,477)         (78,477)
                                                                       ----------       ----------
         Total shareholders' equity                                       656,157          538,315
                                                                       ----------       ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                             $2,731,967       $2,748,250
                                                                       ==========       ==========

The accompanying notes are an integral part of these financial statements.

            TELECOMUNICACIONES de PUERTO RICO, INC. AND SUBSIDIARIES

      CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                 (In thousands)

                                                          FOR THE THREE MONTHS ENDED        FOR THE NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                     SEPTEMBER 30,
                                                               2002           2001             2002           2001
                                                          -------------   -------------    ------------   ------------
                                                                   (UNAUDITED)                      (UNAUDITED)
REVENUES:
  Local services                                             $145,508        $142,891        $431,953      $  426,338
  Long distance services                                       36,922          47,305         111,907         141,859
  Access services                                              80,181          84,356         244,318         265,950
  Cellular services                                            42,719          48,214         127,720         136,056
  Paging services                                               1,080           3,265           4,367          12,945
  Directory services                                               52              79          12,359          12,689
  Other services and sales                                     11,946          19,300          39,867          57,875
                                                             --------        --------        --------      ----------
        Total revenues                                        318,408         345,410         972,491       1,053,712
                                                             --------        --------        --------      ----------

OPERATING COSTS AND EXPENSES:
  Labor and benefits                                           90,954          94,594         279,593         291,539
  Other operating expenses                                    104,364         109,400         314,451         313,048
  Early retirement provision                                        -           5,400               -          16,400
  Depreciation and amortization                                63,827          66,975         196,801         202,843
                                                             --------        --------        --------      ----------
        Total operating costs and expenses                    259,145         276,369         790,845         823,830
                                                             --------        --------        --------      ----------
OPERATING INCOME                                               59,263          69,041         181,646         229,882
                                                             --------        --------        --------      ----------

OTHER INCOME (EXPENSE):
  Interest expense, net                                       (10,833)        (16,673)        (36,536)        (46,969)
  Equity income from joint venture                                577             529           1,729           1,589
  Minority interest in consolidated subsidiary                   (447)            115          (1,107)            141
                                                             --------        --------        --------      ----------
        Total other income (expense), net                     (10,703)        (16,029)        (35,914)        (45,239)
                                                             --------        --------        --------      ----------

INCOME BEFORE INCOME TAX EXPENSE                               48,560          53,012         145,732         184,643

INCOME TAX EXPENSE                                             16,708          19,557          10,274          68,400
                                                             --------        --------        --------      ----------
NET INCOME AND COMPREHENSIVE INCOME                          $ 31,852        $ 33,455        $135,458      $  116,243
                                                             ========        ========        ========      ==========

The accompanying notes are an integral part of these financial statements.

            TELECOMUNICACIONES de PUERTO RICO, INC. AND SUBSIDIARIES

      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                 (In thousands)

                                                                                                           ACCUMULATED
                                                                   DEFERRED                    RETAINED       OTHER
                                                         COMMON      ESOP       SUBSCRIPTION   EARNINGS   COMPREHENSIVE
                                                         STOCK    COMPENSATION   RECEIVABLE   (DEFICIT)       LOSS        TOTAL
                                                        --------  ------------  ------------  ----------  -------------  --------
BALANCE, DECEMBER 31, 2000                              $700,220    $(28,653)    $(141,323)   $ (7,002)      $(25,475)   $497,767

  Net income                                                   -           -             -     118,456              -     118,456
  Dividends paid                                               -           -             -     (57,862)             -     (57,862)
  Accretion of discount on subscription receivable             -           -        (8,636)          -              -      (8,636)
  PRTA capital contribution                                    -           -        40,000           -              -      40,000
  Release of ESOP shares                                   1,732       1,420             -           -              -       3,152
  Advance to ESOP                                              -      (1,535)            -           -              -      (1,535)
  Other ESOP contribution                                      -         (25)            -           -              -         (25)
  Minimum pension liability adjustment                         -           -             -           -        (53,002)    (53,002)
                                                        --------    --------     ----------   --------       --------    --------

BALANCE, DECEMBER 31, 2001                              $701,952    $(28,793)     $(109,959)  $ 53,592       $(78,477)   $538,315
(UNAUDITED)
  Net income, for the nine months ended
      September 30, 2002                                       -           -              -    135,458              -     135,458
  Dividends paid                                               -           -              -    (52,910)             -     (52,910)
  Accretion of discount on subscription receivable             -           -         (4,706)         -              -      (4,706)
  PRTA capital contribution                                    -           -         40,000          -              -      40,000
                                                        --------    --------      ---------   --------       --------    --------
BALANCE, SEPTEMBER 30, 2002                             $701,952    $(28,793)     $ (74,665)  $136,140       $(78,477)   $656,157
                                                        ========    ========      =========   ========       ========    ========

The accompanying notes are an integral part of these financial statements.

            TELECOMUNICACIONES DE PUERTO RICO, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                                                         FOR THE NINE MONTHS ENDED
                                                                               SEPTEMBER 30,
                                                                             2002          2001
                                                                         ------------  -----------
                                                                                 (UNAUDITED)
CASH FLOWS FROM OPERATING ACTVITIES:
  Net income                                                              $ 135,458      $116,243
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                                           196,801       202,843
    Provision for uncollectible accounts                                     51,392        46,031
    Deferred income tax                                                     (34,225)       17,589
    Accretion of discount on subscription receivable                         (4,706)       (6,575)
    Equity income from joint venture                                         (1,729)       (1,589)
    Minority interest in consolidated subsidiary                              1,107          (141)
    Accretion of deferred derivative                                           (185)            -
    Early retirement provision                                                    -        16,400
    Release of ESOP shares                                                        -         2,876
    Gain on sale of subsidiary stock                                              -        (5,414)
    Changes in assets and liabilities:
        Accounts receivable                                                 (60,680)      (58,828)
        Inventory and supplies                                                7,718         1,684
        Prepaid expenses and other assets                                   (20,897)      (27,492)
        Other current and non-current liabilities                            10,609       (88,460)
        Pension and other post-employment benefits                          (30,292)      (98,036)
                                                                          ---------      --------
              Net cash provided by operating activities                     250,371       117,131
                                                                          ---------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures, including removal costs                           (135,686)     (118,482)
   Net salvage on retirements and other                                       1,645         4,014
   Proceeds from sale of subsidiary stock                                         -        16,367
                                                                          ---------      --------
              Net cash used in investing activities                        (134,041)      (98,101)
                                                                          ---------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Capital contribution                                                      40,000        40,000
   Net repayments of short-term debt, including
      capital leases                                                       (339,217)      (36,755)
   Borrowings of long-term debt                                             225,000             -
   Dividends paid                                                           (52,910)      (41,135)
                                                                          ---------      --------
              Net cash used in financing activities                        (127,127)      (37,890)
                                                                          ---------      --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                   (10,797)      (18,860)
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                                                  34,797        30,834
                                                                          ---------      --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $  24,000      $ 11,974
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

         GTE Corporation ("GTE"), through its subsidiary GTE Holdings (Puerto
         Rico) LLC, acquired a 40% interest in and management control over the Company on March 2, 1999 from Puerto Rico Telephone Authority ("PRTA"), an entity of the Commonwealth of Puerto Rico (the "Acquisition"). In the Acquisition, Popular, Inc. acquired a 10% interest in the Company. GTE and Bell Atlantic Corporation merged on June 30, 2000 to form Verizon Communications Inc. ("Verizon"). On January 25, 2002, GTE Holdings (Puerto Rico) LLC and Popular, Inc. acquired an additional 12% and 3% interest in the Company, respectively, by exercising an option each held since the Acquisition (the "Option Exercise"). Verizon and Popular, Inc. obtained the additional ownership interest from PRTA Holdings Corp., a subsidiary of the PRTA ("PRTA Holdings"). Verizon and Popular, Inc. paid PRTA Holdings $138 million and $34 million, respectively, for a total of $172 million in cash for the additional 3,750,000 shares at a $45.9364 per share price established in the Share Option Agreement, an agreement entered into at the time of the Acquisition. As a result, Verizon now owns 52%, Popular owns 13%, PRTA owns 28% and the Employee Stock Ownership Plan owns 7% of the outstanding capital stock of the Company. The Company is an affiliate of Verizon, which now consolidates the Company's financial results with its own financial results.

         PRTC/VERIZON WIRELESS MERGER

         On May 1, 2002, the Company completed a tax-free reorganization whereby it merged Verizon Wireless Puerto Rico, Inc. ("Verizon Wireless") into PRTC. Prior to the merger, the Company created a new wholly owned subsidiary, PRTLD, to carry the off-island long distance business previously provided by Verizon Wireless. The objectives of the reorganization were to (i) integrate the wireline and wireless operations without jeopardizing the continuity of the off-island long distance license, (ii) simplify the overall corporate structure to reduce administrative costs, and (iii) provide better control and monitoring of the off-island long distance business and increase its potential for growth in Puerto Rico. As a result of this merger, the Company released a deferred tax valuation allowance, related to the Acquisition, of $93 million, of which $51 million was recorded against goodwill and $42 million was recorded as a deferred tax benefit in the Company's consolidated statement of income for the second quarter of 2002 in accordance with Statements of Financial Accounting Standards ("SFAS") No. 109.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, certain information and footnote disclosures normally included in complete financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management the financial statements include all adjustments consisting of normal recurring accruals, necessary to fairly present the results of operations and financial condition for the interim periods shown. The December 31, 2001 condensed consolidated balance sheet was derived from audited financial statements and should be read in conjunction with the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

         RECLASSIFICATIONS

         Reclassifications of prior periods' data have been made to conform to the current period's presentation.

3.       SUMMARY OF RECENT ACCOUNTING PRONOUNCEMENTS

         BUSINESS COMBINATIONS AND ACCOUNTING FOR GOODWILL AND OTHER INTANGIBLES

         In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141, which applies to business combinations occurring after June 30, 2001, requires that the purchase method of accounting be used and includes guidance on the initial recognition and measurement of goodwill and other intangible assets acquired in the combination. The adoption of SFAS No. 141 did not have an effect on the Company's financial statements.

         Effective January 1, 2002, the Company adopted SFAS No. 142. SFAS No. 142 no longer permits the amortization of goodwill and other indefinite-lived intangible assets, which has resulted in reducing amortization expense by $12 million for the nine months ended September 30, 2002. Under SFAS No. 142 assets of each reporting unit must be reviewed annually (or, under certain conditions, more frequently) for impairment. The Company has three reporting units; wireline, wireless and dial-up Internet access.

         The Company, together with an independent appraiser, performed the impairment test for the three reporting units. The evaluation revealed that the assets of the three reporting units were fully realizable. The Company intends to perform future tests for impairment at least annually and more often if the Company believes that events or circumstances warrant such action.

         The following financial information represents the adjusted condensed consolidated results of operations as if adoption of SFAS No. 142 had been applied to the prior period presented. Adjusted results presented below exclude the effects (net of tax) of the amortization of goodwill and other indefinite life intangibles.

                                              FOR THE THREE MONTHS ENDED           FOR THE NINE MONTHS ENDED
                                                    SEPTEMBER 30,                        SEPTEMBER 30,
                                                   (ADJUSTED)  (AS REPORTED)            (ADJUSTED)  (AS REPORTED)
                                           2002       2001         2001         2002       2001         2001
                                         --------  ----------  -------------  --------  ----------  -------------
                                                                     (In thousands)
Revenues                                 $318,408   $345,410     $345,410     $972,491  $1,053,712     $1,053,712

Operating costs and expenses              259,145    272,452      276,369      790,845     812,079        823,830
                                         --------   --------     --------     --------  ----------     ----------

Operating income                           59,263     72,958       69,041      181,646     241,633        229,882

Other expense, net                         10,703     16,029       16,029       35,914      45,239         45,239
                                         --------   --------     --------     --------  ----------     ----------

Income before income tax                   48,560     56,929       53,012      145,732     196,394        184,643

Income tax expense                         16,708     20,647       19,557       10,274      71,670         68,400
                                         --------   --------     --------     --------  ----------     ----------

Net income                               $ 31,852   $ 36,282     $ 33,455     $135,458  $  124,724     $  116,243
                                         ========   ========     ========     ========  ===========    ==========

         The following table reconciles net income reported for the quarter and nine months ended September 30, 2001, respectively, to the adjusted net income for the same period, as required by the provisions of SFAS No. 142.

                                                FOR THE THREE      FOR THE NINE
                                                MONTHS ENDED       MONTHS ENDED
                                                SEPTEMBER 30,      SEPTEMBER 30,
                                                   2001                2001
                                                -------------      -------------
                                                         (In thousands)
RECONCILIATION:

    Net income, as reported                       $33,455            $116,243
    Discontinued amortization of goodwill           1,879               5,637
    Discontinued amortization of other
       indefinite life intangibles                  2,038               6,114
    Tax effect                                     (1,090)             (3,270)
                                                  -------            --------
       Adjusted net income                        $36,282            $124,724
                                                  =======            ========

         ASSET RETIREMENT OBLIGATIONS

         In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This standard provides the accounting for the cost of legal obligations associated with the retirement of long-lived assets. SFAS No. 143 requires that companies recognize the fair value of a liability for asset retirement obligations in the period in which the obligations are incurred and capitalize that amount as a part of the book value of the long-lived asset. That cost is then depreciated over the remaining life of the underlying long-lived asset. The Company is required and will adopt SFAS No. 143 effective January 1, 2003. The Company is currently evaluating the impact this new statement will have on the Company's future results of operations and financial position.

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

         EXTINGUISHMENTS OF DEBT AND ACCOUNTING FOR CERTAIN CAPITAL LEASE OBLIGATIONS

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections." For most companies, SFAS No. 145 will require gain and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4. However, extraordinary treatment will be required for certain extinguishments as provided in APB Opinion No. 30. This statement also amends SFAS No. 13 to require that certain modifications to capital leases be treated as sale-leaseback transactions and modifies the accounting for sub-leases. In addition, the FASB rescinded SFAS No. 44, which addressed the accounting for intangible assets of motor carriers and made numerous technical corrections. At this time, the Company is evaluating the impact, if any, of the adoption of SFAS No. 145 on its results of operations and financial condition.

         ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES

         In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other costs to Exit an Activity (including Certain Costs Incurred in Restructuring)." EITF Issue No. 94-3 required accrual of liabilities related to exit and disposal activities at a plan (commitment) date. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. At this time, the Company is evaluating the impact, if any, of the adoption of SFAS No. 146 on its results of operations and financial condition.

4.       PROPERTY, PLANT AND EQUIPMENT

                                                   REMAINING USEFUL        SEPTEMBER 30,        DECEMBER 31,
                                                    LIVES (YRS)(1)             2002                 2001
                                                   ---------------         -------------        ------------
                                                 CURRENT    PREVIOUS                (In thousands)
                                                 -------    --------
Outside plant                                      8.9         8.6           $2,018,003          $1,978,670
Central office and transmission equipment          4.7         4.0            1,277,849           1,228,540
Equipment and other                                3.0         3.5              365,756             357,885
Buildings                                         21.5        23.3              331,878             334,307
Land                                               N/A         N/A               25,511              25,309
                                                                             ----------          ----------
     Gross plant in service                                                   4,018,997           3,924,711
Less: accumulated depreciation                                                2,553,953           2,407,760
                                                                             ----------          ----------
     Net plant in service                                                     1,465,044           1,516,951
Construction in progress                                                        106,231             114,819
                                                                             ----------          ----------
     Total                                                                   $1,571,275          $1,631,770
                                                                             ==========          ==========

(1) These lives consider estimated removal costs and estimated proceeds from disposal.

         Effective July 1, 2002, the Company changed its accounting estimates relating to depreciation, resulting from a detailed review of the lives underlying the depreciation rates. The rate changes reflect expected useful lives resulting from the impact of technology and future competition as well as more closely approximating the assumptions used by other telephone companies. These changes resulted in decreasing depreciation expense by approximately $3 million for the quarter ended September 30, 2002.

5.       GOODWILL

         Following is a breakdown of goodwill by reporting unit.

                                             SEPTEMBER 30, 2002                 DECEMBER 31, 2001
                                    ---------------------------------  ---------------------------------

                                      COST    ACC. AMORT.  BOOK VALUE    COST    ACC. AMORT.  BOOK VALUE
                                      ----    -----------  ----------    ----    -----------  ----------
                                                                 (In thousands)
Wireline (PRTC)                     $122,373    $19,642     $102,731   $173,540    $19,642     $153,898
Dial-up Internet (Coqui.net)         30,542       6,346       24,196     30,542      6,346       24,196
                                    --------    -------     --------   --------    -------     --------
       Total                        $152,915    $25,988     $126,927   $204,082    $25,988     $178,094
                                    ========    =======     ========   ========    =======     ========

6.       INTANGIBLES

                                                  SEPTEMBER 30, 2002                                DECEMBER 31, 2001
                                      -----------------------------------------          --------------------------------------
                                        COST         ACC. AMORT.     BOOK VALUE          COST        ACC. AMORT.     BOOK VALUE
                                        ----         -----------     ----------          ----        -----------     ----------
                                                                           (In thousands)
INDEFINITE LIFE:
Wireline concession                   $ 96,000         $10,880        $ 85,120         $ 96,000        $10,880        $ 85,120
FCC Cellular licenses                   30,361           6,506          23,855           30,361          6,506          23,855

DEFINITE LIFE:
Wireline trade name                     48,400           6,934          41,466           48,400          5,485          42,915
Software licenses                       40,410          13,636          26,774           35,501          8,453          27,048
Customer base                           15,544          14,595             949           15,544         14,112           1,432
Other                                      500             500               -              500            500               -
                                      --------         -------        --------         --------        -------        --------
       Total                          $231,215         $53,051        $178,164         $226,306        $45,936        $180,370
                                      ========         =======        ========         ========        =======        ========

The following table presents current and expected amortization expense of existing intangible assets as of September 30, 2002 and for each of the following periods:

                                                                     AMOUNT
                                                                     ------
                                                                 (In thousands)
Aggregate amortization expense:
  For the nine months ended September 30, 2002                       $7,115
Expected amortization expense for the years ending
  December 31:
  2003                                                                8,016
  2004                                                                7,516
  2005                                                                7,291
  2006                                                                7,291
  2007                                                                7,291

7.       OTHER ASSETS

                                                                  September 30,      December 31,
                                                                      2002               2001
                                                                  -------------      ------------
                                                                          (In thousands)
Deferred activation and installation costs                          $ 61,343          $ 49,744
Notes receivable-equipment sales                                      16,938            21,394
Deferred pension asset                                                15,010            15,010
Investment in VISI                                                     4,833             4,119
Deferred financing costs, net                                          4,169             5,044
Other deferred costs                                                   5,248             6,205
Interest rate swap                                                         -             1,147
Other assets                                                           2,989             2,778
                                                                    --------          --------
     Total                                                          $110,530          $105,441
                                                                    ========          ========

8.       OTHER CURRENT LIABILITIES

                                                                  SEPTEMBER 30,     DECEMBER 31,
                                                                      2002              2001
                                                                  -------------     ------------
                                                                           (In thousands)
Accounts payable                                                    $86,883           $126,316
Accrued expenses                                                     62,817             83,631
Employee benefit accruals                                            65,731             57,770
Carrier payables                                                     53,813             36,774
Taxes                                                                55,823             32,739
Interest                                                             18,743              7,973
                                                                   --------           --------
     Total                                                         $343,810           $345,203
                                                                   ========           ========

9.       EARLY RETIREMENT AND VOLUNTARY SEPARATION PROGRAMS

         During the third quarter of 2001, the Company recorded a $5 million provision based on 29 employee acceptances related to a disability early retirement program offered to eligible employees. A total provision of $16 million was recorded related to early retirement and voluntary separation programs for the nine months ended September 30, 2001. There have been no early retirement or voluntary separation programs offered to employees during 2002.

10.      DEBT

                                                                   SEPTEMBER 30,     DECEMBER 31,
                                                                       2002              2001
                                                                   -------------     ------------
                                                                           (In thousands)
Senior notes:
   Due May 15, 2006 at 6.65%                                        $  399,915        $  399,900
   Due May 15, 2009 at 6.80%                                           299,877           299,866
   Due May 15, 2002 at 6.15%                                                 -           299,991
Term credit facilities:
   Due May 16, 2004 at 70 basis points over LIBOR                       50,000                 -
   Due May 31, 2004 at 75 basis points over LIBOR                       50,000                 -
   Due June 24, 2005 at 100 basis points over LIBOR                     50,000                 -
   Due August 19, 2005 at 100 basis points over LIBOR                   75,000                 -
Commercial paper                                                       155,000            94,100
Working capital credit facility                                              -           100,000
Deferred derivative                                                     10,984                 -
Interest rate swap                                                           -             1,147
Capital leases                                                             620               772
                                                                    ----------        ----------
     Total                                                           1,091,396         1,195,776
Less short-term debt                                                   155,089           494,335
                                                                    ----------        ----------
     Long-term debt                                                 $  936,307        $  701,441
                                                                    ==========        ==========

         The senior notes, commercial paper, term credit facilities, working capital facility, and bank notes are unsecured and non-amortizing. PRTC is the guarantor of these instruments.

         The Company has a $500 million commercial paper program, which is backed by a bank note facility, with maturities not to exceed 365 days. The commercial paper dealer agreement was signed in November 2000. The bank note is a syndicated five-year revolving facility expiring in March 2004. Amounts outstanding under this facility bear interest at
         32.5 basis points over LIBOR. The bank note credit agreement includes financial covenants, the most significant being that the outstanding principal balance will not exceed four times adjusted Earnings Before Interest, Taxes, Depreciation, and Amortization ("EBITDA"), as defined in the facility agreement.

         The Company also has a $90 million working capital credit facility with Banco Popular de Puerto Rico, an affiliate of Popular, Inc. Amounts outstanding under this facility bear interest at a rate of 30 basis points over LIBOR. This facility was renewed in June 2002 with a term of one year. At September 30, 2002, the Company had the entire balance of the facility available for use.

         The Company entered into an interest rate swap contract on August 31, 2001 at a notional amount of $150 million. In September 2002, the Company drew the value out of the hedge position without changing the fixed/floating funding mix of the original swap transaction. This transaction resulted in cash proceeds of $11 million, reflected in cash from operations consistent with SFAS No. 104, and created a deferred derivative, which will be amortized until 2006. The purpose of the swap is to hedge against changes in the fair market value of the Company's senior notes to achieve a targeted mix of fixed and variable rate debt. The swap receives interest at a fixed rate of 6.65% and pays interest at a net variable rate equal to six month LIBOR plus 170 basis points, with semiannual settlements and reset dates every May 15 and November 15 until maturity of the May 15, 2006 senior notes. The swap was entered into "at market" and as a result, there was no exchange of premium at the initial date of the swap. The Company designates the swap as a hedge of the changes in fair market value of the senior notes due to changes in the designated benchmark interest rate. PRTC is the guarantor of the interest rate swap.

         Aggregate maturities of the senior notes and term credit facilities are as follow:

                                                                AMOUNT
                                                            -------------
                                                            (In thousands)
2004                                                           $100,000
2005                                                            125,000
2006                                                            400,000
2009                                                            300,000
                                                               --------
     Total                                                     $925,000
                                                               ========

11.      OTHER NON-CURRENT LIABILITIES

                                                             SEPTEMBER 30,       DECEMBER 31,
                                                                 2002               2001
                                                             ------------        -----------
                                                                    (In thousands)
Deferred activation and installation revenues                  $ 61,343           $ 49,744
Customer deposits                                                27,538             27,911
Other liabilities                                                38,511             48,906
                                                               --------           --------
     Total                                                     $127,392           $126,561
                                                               ========           ========

12.      SHAREHOLDERS' EQUITY

         COMMON STOCK

         Common stock consists of fifty million authorized shares, no par value, of which twenty five million shares were outstanding at September 30, 2002 and December 31, 2001.

         SUBSCRIPTION RECEIVABLE

         The subscription receivable reflects future receipts from the PRTA at present value (at an 8% discount rate). As part of the Acquisition agreement, the PRTA agreed to contribute cash or stock of $200 million as a capital contribution in equal $40 million installments over five years on March 2 of each year, beginning on March 2, 2000. The stock purchase agreement requires that the Company contribute $66 million, which includes the $40 million received from PRTA, to fund its underfunded pension and other post-employment benefit obligations upon receipt of the proceeds on March 2nd of each year. The Company received the third $40 million installment in March 2002 and made the required $66 million contribution.

         ACCUMULATED OTHER COMPREHENSIVE LOSS

         The accumulated other comprehensive loss represents unrecognized losses, other than unrecognized prior service costs, associated with the hourly pension fund since the accumulated benefit obligation exceeds the fair market value of plan assets at December 31, 2001.

         DIVIDENDS

         The shareholders agreement requires the payment of dividends equal to at least 50% of net income, to be paid in the following quarter to the extent funds are legally available.

         Dividends payments were made in the following periods:

                                 2002                                      2001
                                 ----                                      ----
                           (In thousands)                             (In thousands)
                  3rd Quarter             $40,301              4th Quarter         $16,727
                  2nd Quarter              11,502              3rd Quarter          23,163
                  1st Quarter               1,107              2nd Quarter          17,972
                                          -------                                  -------
                    Total                 $52,910                Total             $57,862
                                          -------                                  -------

13.      FAIR MARKET VALUE OF FINANCIAL INSTRUMENTS

         The carrying amounts and fair market values of the Company's financial instruments are as follows:

                                                         SEPTEMBER 30,                DECEMBER 31,
                                                             2002                         2001
                                                  -----------------------       -------------------------
                                                   Carrying        Fair          Carrying         Fair
                                                    Amount         Value          Amount          Value
                                                  ----------     --------       ----------      ---------
                                                                      (In thousands)
Assets:
     Cash and cash equivalents                    $ 24,000       $ 24,000       $ 34,797         $ 34,797
     Accounts receivable, net                      369,202        369,202        359,914          359,914
Liabilities:
     Other current liabilities                    $343,810       $343,810       $345,203         $345,203
     Short-term debt                               155,089        155,089        494,335          498,649
     Long-term debt, including interest rate swap  936,307        929,275        701,441          699,001

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

         The Company measures and evaluates the performance of its segments based on EBITDA, which is a common industry profitability and liquidity measurement. The accounting policies of the segments are the same as those followed by the Company (See Note 2). The Company accounts for intersegment revenues at market prices. Segment results for the Company are as follow:

                                                   FOR THE THREE MONTHS ENDED     FOR THE NINE MONTHS ENDED
                                                          SEPTEMBER 30,                  SEPTEMBER 30,
                                                      2002           2001           2002            2001
                                                   ----------     ----------      ---------      ----------
                                                                       (In thousands)
WIRELINE:
  Revenues-
     Local services                                 $147,099       $145,263       $436,819       $  430,706
     Long distance services                           37,059         47,305        112,308          141,877
     Access services                                  81,547         85,743        248,862          269,486
     Directory services and other                     10,530         15,221         46,834           57,634
                                                    --------       --------       --------       ----------
  Total revenues                                    $276,235       $293,532       $844,823       $  899,703
                                                    ========       ========       ========       ==========

  EBITDA                                            $113,154       $127,247       $348,838       $  401,607
                                                    ========       ========       ========       ==========

WIRELESS:
  Revenues-
     Cellular services                              $ 43,112       $ 48,214       $128,928       $  136,056
     Paging services                                   1,081          3,265          4,367           12,945
     Equipment sales and other                         1,373          4,158          5,100           12,930
                                                    --------       --------       --------       ----------
  Total revenues                                    $ 45,566       $ 55,637       $138,395       $  161,931
                                                    ========       ========       ========       ==========

  EBITDA                                            $  9,936       $  8,769       $ 29,609       $   31,118
                                                    ========       ========       ========       ==========

CONSOLIDATED:
     Revenues for reportable segments               $321,801       $349,169       $983,218       $1,061,634
     Elimination of intersegment revenues             (3,393)        (3,759)       (10,727)          (7,922)
                                                    --------       --------       --------       ----------
     Consolidated revenues                          $318,408       $345,410       $972,491       $1,053,712
                                                    ========       ========       ========       ==========

EBITDA:
     Operating income                               $ 59,263       $ 69,041       $181,646       $  229,882
     Depreciation and amortization                    63,827         66,975        196,801          202,843
                                                    --------       --------       --------       ----------
     EBITDA                                         $123,090       $136,016       $378,447       $  432,725
                                                    ========       ========       ========       ==========

                                                       AS OF              AS OF
                                                   SEPTEMBER 30,       DECEMBER 31,
          ASSETS                                       2002               2001
-------------------------                          -------------       ------------
Wireline assets                                     $2,652,126          $2,591,488

Wireless assets                                        286,494             468,062
                                                    ----------          ----------

Segment assets                                      $2,938,620          $3,059,550

Elimination of intersegment assets                    (206,653)           (311,300)
                                                    ----------          ----------

Consolidated assets                                 $2,731,967          $2,748,250
                                                    ==========          ==========

15.      CONDENSED CONSOLIDATING INFORMATION

         The Senior Notes are guaranteed by PRTC, a wholly owned subsidiary of the Company (the "Guarantor Subsidiary"), but not guaranteed by the Company's other subsidiaries, Coqui.net, PRTLD, and Datacom (the "Non-Guarantor Subsidiaries"). The guarantee by the Guarantor Subsidiary is full and unconditional.

         The following condensed consolidating financial information as of September 30, 2002 and December 31, 2001 and for the quarter and nine months ended September 30, 2002 and 2001, respectively, presents the financial position, results of operations and cash flows of (i) the Company as if it accounted for its subsidiaries on the equity method,
         (ii) the Guarantor Subsidiary; and (iii) the Non-Guarantor Subsidiaries on a combined basis. The consolidation entries eliminate investments in subsidiaries and intercompany balances and transactions.

                     CONDENSED CONSOLIDATING BALANCE SHEETS
                               September 30, 2002
                                 (In thousands)

                                                                GUARANTOR    NON-GUARANTOR                       TOTAL
                                                  PARENT       SUBSIDIARY     SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                                ----------     ----------    -------------    ------------    ------------
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                  $    2,096     $   19,893      $   2,011      $         -      $   24,000
     Intercompany accounts receivable            1,253,607        185,168         21,485       (1,460,260)              -
     Accounts receivable, net                            -        369,435           (233)               -         369,202
     Inventory and supplies, net                         -         17,037              -                -         17,037
     Prepaid expenses                                    -         27,287            654                -          27,941
                                                ----------     ----------      ---------      -----------      ----------
         Total current assets                    1,255,703        618,820         23,917       (1,460,260)        438,180
PROPERTY, PLANT AND EQUIPMENT, net                       -      1,561,079         10,196                -       1,571,275
GOODWILL AND OTHER INTANGIBLES, net                      -        279,946         25,145                -         305,091
DEFERRED INCOME TAX                                      -        306,703            188                -         306,891
INVESTMENT IN SUBSIDIARIES                         566,816              -              -         (566,816)              -
OTHER ASSETS                                        15,226        110,458             (1)         (15,153)        110,530
                                                ----------     ----------      ---------      -----------      ----------
TOTAL ASSETS                                    $1,837,745     $2,877,006      $  59,445      $(2,042,229)     $2,731,967
                                                ==========     ==========      =========      ===========      ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Short-term debt                            $  155,000     $  155,089      $       -      $  (155,000)     $  155,089
     Intercompany accounts payable                  69,526        298,466         16,645         (384,637)              -
     Other current liabilities                      21,286        318,331          4,193                -         343,810
                                                ----------     ----------      ---------      -----------      ----------
         Total current liabilities                 245,812        771,886         20,838         (539,637)        498,899
LONG-TERM DEBT, excluding current portion          935,776        925,323              -         (924,792)        936,307
OTHER NON-CURRENT LIABILITIES                            -        639,720              -          (10,984)        628,736
                                                ----------     ----------      ---------      -----------      ----------
         Total liabilities                       1,181,588      2,336,929         20,838       (1,475,413)      2,063,942
                                                ----------     ----------      ---------      -----------      ----------
MINORITY INTEREST                                        -              -              -           11,868          11,868
                                                ----------     ----------      ---------      -----------      ----------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
     Common stock, Additional paid in capital
       and Treasury stock                          701,952        489,627         37,106         (526,733)        701,952
     Deferred ESOP compensation                    (28,793)             -              -                -         (28,793)
     Subscription receivable                       (74,665)             -              -                -         (74,665)
     Retained earnings                             136,140        128,927          1,501         (130,428)        136,140
     Accumulated other comprehensive loss          (78,477)       (78,477)            --           78,477         (78,477)
                                                ----------     ----------      ---------      -----------      ----------
         Total shareholders' equity                656,157        540,077         38,607         (578,684)        656,157
                                                ----------     ----------      ---------      -----------      ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $1,837,745     $2,877,006      $  59,445      $(2,042,229)     $2,731,967
                                                ==========     ==========      =========      ===========      ==========

                     CONDENSED CONSOLIDATING BALANCE SHEETS
                               December 31, 2001
                                 (In thousands)

                                                               GUARANTOR        NON-GUARANTOR                            TOTAL
                                                PARENT        SUBSIDIARIES       SUBSIDIARIES      ELIMINATIONS      CONSOLIDATED
                                              ----------      ------------      -------------      ------------      ------------
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                $        -       $   32,591          $ 2,206         $         -        $   34,797
     Intercompany accounts receivable          1,316,922          311,067              233          (1,628,222)                -
     Accounts receivable, net                          -          359,521              393                   -           359,914
     Inventory and supplies, net                       -           24,755                -                   -            24,755
     Prepaid expenses                                  -           11,200              410                   -            11,610
                                              ----------       ----------          -------         -----------        ----------
          Total current assets                 1,316,922          739,134            3,242          (1,628,222)          431,076
PROPERTY, PLANT AND EQUIPMENT, net                     -        1,623,717            8,053                   -         1,631,770
GOODWILL AND OTHER INTANGIBLES, net                    -          332,836           25,628                   -           358,464
DEFERRED INCOME TAX                                    -          221,324              175                   -           221,499
INVESTMENT IN SUBSIDIARIES                       486,201               --                -            (486,201)                -
OTHER ASSETS                                       6,190          105,441                -              (6,190)          105,441
                                              ----------       ----------          -------         -----------        ----------
TOTAL ASSETS                                  $1,809,313       $3,022,452          $37,098         $(2,120,613)       $2,748,250
                                              ==========       ==========          =======         ===========        ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Short-term debt                          $  494,100       $  494,335          $     -         $  (494,100)       $  494,335
     Intercompany accounts payable                65,715          371,007            2,688            (439,410)                -
     Other current liabilities                     8,280          335,274            1,649                   -           345,203
                                              ----------       ----------          -------         -----------        ----------
          Total current liabilities              568,095        1,200,616            4,337            (933,510)          839,538
LONG-TERM DEBT, excluding current portion        700,903          701,441                -            (700,903)          701,441
OTHER NON-CURRENT LIABILITIES                      2,000          656,197                -                   -           658,197
                                              ----------       ----------          -------         -----------        ----------
          Total liabilities                    1,270,998        2,558,254            4,337          (1,634,413)        2,199,176
                                              ----------       ----------          -------         -----------        ----------
MINORITY INTEREST                                      -                -                -              10,759            10,759
                                              ----------       ----------          -------         -----------        ----------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
     Common stock, Additional paid in
       capital and Treasury stock                701,952          490,927           35,806            (526,733)          701,952
     Deferred ESOP compensation                  (28,793)               -                -                   -           (28,793)
     Subscription receivable                    (109,959)               -                -                   -          (109,959)
     Retained earnings (deficit)                  53,592           51,748           (3,045)            (48,703)           53,592
     Accumulated other comprehensive loss        (78,477)         (78,477)               -              78,477           (78,477)
                                              ----------       ----------          -------         -----------        ----------
          Total shareholders' equity             538,315          464,198           32,761            (496,959)          538,315
                                              ----------       ----------          -------         -----------        ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $1,809,313       $3,022,452          $37,098         $(2,120,613)       $2,748,250
                                              ==========       ==========          =======         ===========        ==========

     CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                 For the three months ended September 30, 2002
                                 (In thousands)

                                                               GUARANTOR      NON-GUARANTOR                            TOTAL
                                                  PARENT      SUBSIDIARY       SUBSIDIARIES      ELIMINATIONS      CONSOLIDATED
                                                 -------      ----------      -------------      ------------      ------------
REVENUES:
     Local services                              $     -       $141,359          $ 6,467           $ (2,318)         $145,508
     Long distance services                            -         27,600            9,469               (147)           36,922
     Access services                                   -         82,980                -             (2,799)           80,181
     Cellular services                                 -         43,112                -               (393)           42,719
     Paging services                                   -          1,081                -                 (1)            1,080
     Directory and other services and sales            -         15,080                -             (3,082)           11,998
                                                 -------       --------          -------           --------          --------
          Total revenues                               -        311,212           15,936             (8,740)          318,408
                                                 -------       --------          -------           --------          --------

OPERATING COSTS AND EXPENSES:
     Labor and benefits                                -         90,419              535                  -            90,954
     Other operating expenses                     (1,860)       104,576           10,388             (8,740)          104,364
     Depreciation and amortization                     -         63,139              688                  -            63,827
                                                 -------       --------          -------           --------          --------
          Total operating costs and expenses      (1,860)       258,134           11,611             (8,740)          259,145
                                                 -------       --------          -------           --------          --------

OPERATING INCOME                                   1,860         53,078            4,325                  -            59,263
                                                 -------       --------          -------           --------          --------

OTHER INCOME (EXPENSE), NET                       29,992        (10,248)              (8)           (30,439)          (10,703)
                                                 -------       --------          -------           --------          --------

INCOME BEFORE INCOME TAX EXPENSE                  31,852         42,830            4,317            (30,439)           48,560

INCOME TAX EXPENSE                                     -         14,949            1,759                  -            16,708
                                                 -------       --------          -------           --------          --------

NET INCOME AND COMPREHENSIVE INCOME              $31,852       $ 27,881          $ 2,558           $(30,439)         $ 31,852
                                                 =======       ========          =======           ========          ========

     CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                 For the three months ended September 30, 2001
                                 (In thousands)

                                                                GUARANTOR       NON-GUARANTOR                           TOTAL
                                                  PARENT      SUBSIDIARIES      SUBSIDIARIES       ELIMINATIONS      CONSOLIDATED
                                                 -------      ------------      -------------      ------------      ------------
REVENUES:
     Local services                              $     -         $139,792          $6,032           $ (2,933)          $142,891
     Long distance services                            -           48,750               -             (1,445)            47,305
     Access services                                   -           86,974               -             (2,618)            84,356
     Cellular services                                 -           48,844               -               (630)            48,214
     Paging services                                   -            3,271               -                 (6)             3,265
     Directory and other services and sales            -           22,719               -             (3,340)            19,379
                                                 -------         --------          ------           --------           --------
           Total revenues                              -          350,350           6,032            (10,972)           345,410
                                                 -------         --------          ------           --------           --------

OPERATING COSTS AND EXPENSES:
     Labor and benefits                                -           94,236             358                  -             94,594
     Other operating expenses                          -          116,509           3,863            (10,972)           109,400
     Early retirement provision                        -            5,400               -                  -              5,400
     Depreciation and amortization                     -           65,480           1,495                  -             66,975
                                                 -------         --------          ------           --------           --------
           Total operating costs and expenses          -          281,625           5,716            (10,972)           276,369
                                                 -------         --------          ------           --------           --------

OPERATING INCOME                                       -           68,725             316                   -            69,041
                                                 -------         --------          ------           --------           --------

OTHER INCOME (EXPENSE), net                       33,429          (16,165)              8            (33,301)           (16,029)
                                                 -------         --------          ------           --------           --------

INCOME BEFORE INCOME TAX                          33,429           52,560             324            (33,301)            53,012

INCOME TAX EXPENSE (BENEFIT)                         (26)          18,912             671                  -             19,557
                                                 -------         --------          ------           --------           --------

NET INCOME (LOSS) AND COMPREHENSIVE INCOME       $33,455         $ 33,648          $ (347)          $(33,301)          $ 33,455
                                                 =======         ========          ======           ========           ========

     CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                  For the nine months ended September 30, 2002
                                 (In thousands)

                                                                GUARANTOR      NON-GUARANTOR                           TOTAL
                                                  PARENT       SUBSIDIARY       SUBSIDIARIES      ELIMINATIONS      CONSOLIDATED
                                                 --------      ----------      -------------      ------------      ------------
REVENUES:
     Local services                              $      -       $420,222          $18,879          $  (7,148)         $431,953
     Long distance services                             -         98,350           13,972               (415)          111,907
     Access services                                    -        252,533                -             (8,215)          244,318
     Cellular services                                  -        128,928                -             (1,208)          127,720
     Paging services                                    -          4,367                -                  -             4,367
     Directory and other services and sales             -         61,746                -             (9,520)           52,226
                                                 --------       --------          -------          ---------          --------
           Total revenues                               -        966,146           32,851            (26,506)          972,491
                                                 --------       --------          -------          ---------          --------

OPERATING COSTS AND EXPENSES:
     Labor and benefits                                 -        277,950            1,643                  -           279,593
     Other operating expenses                      (1,860)       321,754           21,063            (26,506)          314,451
     Early retirement provision                         -              -                -                  -                 -
     Depreciation and amortization                      -        194,579            2,222                  -           196,801
                                                 --------       --------          -------          ---------          --------
           Total operating costs and expenses      (1,860)       794,283           24,928            (26,506)          790,845
                                                 --------       --------          -------          ---------          --------

OPERATING INCOME                                    1,860        171,863            7,923                  -           181,646
                                                 --------       --------          -------          ---------          --------

OTHER INCOME (EXPENSE), NET                       133,598        (34,798)              (9)          (134,705)          (35,914)
                                                 --------       --------          -------          ---------          --------

INCOME BEFORE INCOME TAX EXPENSE                  135,458        137,065            7,914           (134,705)          145,732

INCOME TAX EXPENSE                                      -          6,976            3,298               -               10,274
                                                 --------       --------          -------          ---------          --------

NET INCOME AND COMPREHENSIVE INCOME              $135,458       $130,089          $ 4,616          $(134,705)         $135,458
                                                 ========       ========          =======          =========          ========

     CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                  For the nine months ended September 30, 2001
                                 (In thousands)

                                                                  GUARANTOR        NON-GUARANTOR                            TOTAL
                                                    PARENT       SUBSIDIARIES      SUBSIDIARIES       ELIMINATIONS      CONSOLIDATED
                                                   --------      ------------      -------------      ------------      ------------
REVENUES:
     Local services                                $      -       $  414,059         $17,208           $  (4,929)        $  426,338
     Long distance services                               -          143,477               -              (1,618)           141,859
     Access services                                      -          273,947               -              (7,997)           265,950
     Cellular services                                    -          137,659               -              (1,603)           136,056
     Paging services                                      -           12,953               -                  (8)            12,945
     Directory and other services and sales               -           82,186               -             (11,622)            70,564
                                                   --------       ----------         -------           ---------         ----------
           Total revenues                                 -        1,064,281          17,208             (27,777)         1,053,712
                                                   --------       ----------         -------           ---------         ----------

OPERATING COSTS AND EXPENSES:
     Labor and benefits                                   -          290,559             980                   -            291,539
     Other operating expenses                        (5,034)         334,833          11,026             (27,777)           313,048
     Early retirement provision                           -           16,400               -                   -             16,400
     Depreciation and amortization                        -          198,389           4,454                   -            202,843
                                                   --------       ----------         -------           ---------         ----------
           Total operating costs and expenses        (5,034)         840,181          16,460             (27,777)           823,830
                                                   --------       ----------         -------           ---------         ----------

OPERATING INCOME                                      5,034          224,100             748                   -            229,882
                                                   --------       ----------         -------           ---------         ----------

OTHER INCOME (EXPENSE), NET                         111,487          (45,484)             26            (111,268)           (45,239)
                                                   --------       ----------         -------           ---------         ----------

INCOME BEFORE INCOME TAX EXPENSE                    116,521          178,616             774            (111,268)           184,643

INCOME TAX EXPENSE                                      278           66,851           1,271                   -             68,400
                                                   --------       ----------         -------           ---------         ----------

NET INCOME (LOSS) AND COMPREHENSIVE INCOME         $116,243       $  111,765         $  (497)          $(111,268)        $  116,243
                                                   ========       ==========         =======           =========         ==========

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                  For the nine months ended September 30, 2002
                                 (In thousands)

                                                                         GUARANTOR       NON-GUARANTOR         TOTAL
                                                           PARENT        SUBSIDIARY      SUBSIDIARIES       CONSOLIDATED
                                                         ---------       ----------      -------------      ------------
CASH PROVIDED BY (USED IN) OPERATING
ACTVITIES:                                               $  11,294        $ 235,449         $ 3,628           $ 250,371
                                                         ---------        ---------         -------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures, including removal costs               -         (132,128)         (3,558)           (135,686)
     Net salvage on retirements                                  -            1,910            (265)              1,645
                                                         ---------        ---------         -------           ---------
         Net cash used in investing activities                   -         (130,218)         (3,823)           (134,041)
                                                         ---------        ---------         -------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Capital contribution                                   40,000                -               -              40,000
     Net repayments of short-term debt, including
       capital leases                                     (339,071)            (146)              -            (339,217)
     Borrowings of long-term debt                          225,000                -               -             225,000
     Dividends paid                                        (52,910)               -               -             (52,910)
     Borrowings/(repayments) intercompany loans            117,783         (117,783)              -                   -
                                                         ---------        ---------         -------           ---------
         Net cash provided by (used in) financing
           activities                                       (9,198)        (117,929)              -            (127,127)
                                                         ---------        ---------         -------           ---------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS         2,096          (12,698)           (195)            (10,797)
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                                      -           32,591           2,206              34,797
                                                         ---------        ---------         -------           ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $   2,096        $  19,893         $ 2,011           $  24,000
                                                         =========        =========         =======           =========

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                  For the nine months ended September 30, 2001
                                 (In thousands)

                                                                      GUARANTOR        NON-GUARANTOR          TOTAL
                                                        PARENT       SUBSIDIARIES      SUBSIDIARIES       CONSOLIDATED
                                                       --------      ------------      -------------      -------------
CASH PROVIDED BY OPERATING ACTVITIES                   $  2,332        $ 112,808          $1,991            $ 117,131
                                                       --------        ---------          ------            ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures, including removal costs            -        (117,827)            (655)            (118,482)
     Net salvage on retirements                               -           4,175             (161)               4,014
     Proceeds from sale of subsidiary stock              16,367               -                -               16,367
                                                       --------       ---------           ------            ---------
          Net cash provided by (used in) investing
            activities                                   16,367        (113,652)            (816)             (98,101)
                                                       --------       ---------           ------            ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Capital contribution                                40,000               -                -               40,000
     Net borrowings (repayments) of short-term debt,
       including capital leases                         (36,817)             62                -              (36,755)
     Dividends paid                                     (41,135)              -                -              (41,135)
     Borrowings/(repayments) intercompany loans          19,253         (19,253)               -                    -
                                                       --------       ---------           ------            ---------
          Net cash used in financing activities         (18,699)        (19,191)               -              (37,890)
                                                       --------       ---------           ------            ---------

NET (DECREASE) INCREASE IN CASH AND CASH
  EQUIVALENTS                                                 -         (20,035)           1,175              (18,860)
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                                   -          29,950              884               30,834
                                                       --------       ---------           ------            ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD             $      -       $   9,915           $2,059            $  11,974
                                                       ========       =========           ======            =========

16.      CONTINGENCIES AND REGULATORY MATTERS

         The Company is a defendant in various legal matters arising in the ordinary course of business. Management, after consultation with legal counsel, believes at this time that the resolution of these matters will not have a material adverse effect on the Company's financial position and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Regulatory Matters" for more information regarding legal and regulatory matters, including a regulatory dispute regarding intra-island access fees charged to long distance carriers.

         In connection with the privatization of the Company, the PRTA agreed to indemnify, defend and hold the Company harmless from specified litigation in excess of $50 million in the aggregate, including one environmental matter.

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

         The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported interim amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to bad debts, income taxes, goodwill and intangible asset impairment, and contingencies and litigation. The Company's management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

         The Company records a valuation allowance to reduce its deferred tax assets to the amount that it believes is more likely than not to be realized. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination were made. Likewise, should the Company determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

         As discussed in Note 1 to the condensed consolidated financial statements, the Company executed a reorganization plan, which became effective May 1, 2002, whereby Verizon Wireless merged into PRTC. As a result of this merger, the Company released a deferred tax valuation allowance, related to the Acquisition, of $93 million, of which $51 million was recorded against goodwill and $42 million was recorded as a deferred tax benefit in the Company's consolidated statement of income during the second quarter of 2002 in accordance with SFAS No. 109. Management believes that sufficient book and tax income will be generated by the merged company to realize the benefits of these tax assets.

GOODWILL AND INTANGIBLE IMPAIRMENT

         In assessing the recoverability of the Company's goodwill and other intangible assets, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets not previously recorded. Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," and has evaluated, on a reporting unit basis, its goodwill and other indefinite life intangibles for impairment. See Note 3 to the condensed consolidated financial statements for further details.

PROPERTY, PLANT AND EQUIPMENT AND DEPRECIATION

         Property, plant and equipment is stated at original cost, including interest on funds borrowed to finance the acquisition of capital additions. Repairs and maintenance are expensed as incurred. Depreciable property disposed of in the ordinary course of business, together with the cost of removal, less salvage value, is charged to accumulated depreciation with no gain or loss recognized. Gains or losses from the sale of land are recorded in results of operations.

         The Company's depreciation expense is based on the composite group remaining life method and straight-line composite rates. This method provides for the recognition of the cost of the remaining net investment in telephone plant, less anticipated net salvage value, over the remaining asset lives. This method also requires a periodic evaluation of the average remaining useful lives related to the expected recoverability of the carrying value of assets based on changes in technology, environmental factors, the federal and local regulatory environment, and other competitive forces. Effective on July 1, 2002, the Company changed its accounting estimates relating to depreciation. Refer to Note 4 to the condensed consolidated financial statements for further details.

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

         The Wireless segment consists of:

-        Cellular and paging services; and

-        Wireless equipment sales.

REVENUES

                             THREE MONTHS ENDED SEPTEMBER 30,       NINE MONTHS ENDED SEPTEMBER 30,
                           -----------------------------------  --------------------------------------
                                  2002               2001              2002                 2001
                           ------------------  ---------------  --------------------  ----------------
                                   (DOLLARS IN MILLIONS)                  (DOLLARS IN MILLIONS)
WIRELINE:
Local                        $   145      46%    $  143    41%      $   432      44%    $  426     40%
Long Distance                     37      12         47    14           112      12        142     14
Network Access                    80      25         84    24           244      25        266     25
Directory and Other               11       3         16     5            47       5         58      6
                             -------     ---     ------   ---       -------     ---     ------    ---
   Total Wireline                273      86%       290    84%          835      86%       892     85%
                             -------     ---     ------   ---       -------     ---     ------    ---
WIRELESS:
Postpaid Cellular                 37      12         42    12           109      11        115     11
Prepaid Cellular                   6       2          6     2            19       2         21      2
                             -------     ---     ------   ---       -------     ---     ------    ---
   Total Cellular                 43      14         48    14           128      13        136     13
Paging                             1      --          3     1             4      --         13      1
Wireless Equipment                 1      --          4     1             5       1         13      1
                             -------     ---     ------   ---       -------     ---     ------    ---
   Total Wireless                 45      14%        55    16%          137      14%       162     15%
                             -------     ---     ------   ---       -------     ---     ------    ---

   Revenues                  $   318     100%    $   345  100%      $   972     100%    $1,054    100%
                             =======     ===     =======  ===       =======     ===     =======   ===


EXPENSES AND CHARGES

                                                  THREE MONTHS ENDED            NINE MONTHS ENDED
                                                  ------------------            -----------------
                                                     SEPTEMBER 30,                 SEPTEMBER 30,
                                                     -------------                 -------------
                                                  2002          2001             2002        2001
                                                  ----          ----             ----        ----
WIRELINE:                                        (DOLLARS IN MILLIONS)         (DOLLARS IN MILLIONS)
Labor and benefits                                $  83         $ 87             $ 256       $ 266
Other operating expenses                             80           73               240         214
                                                  -----         ----             -----       -----
   Total Wireline                                   163          160               496         480

WIRELESS:

Labor and benefits                                $   8         $  8             $  24       $  26
Other operating expenses                             24           36                74          99
                                                  -----         ----             -----       -----
   Total Wireless                                    32           44                98         125

OTHER:

Early retirement provision                        $  --         $  5             $  --       $  16
Depreciation and amortization                        64           67               197         203
Interest expense, net                                11           17                36          47
Equity income from joint venture                     (1)          (1)               (2)         (2)
Minority interest in consolidated subsidiary         --         ----                 1       -----
Income tax expense                                   17           20                10          69

Net income                                        $  32         $ 33             $ 136       $ 116
                                                  =====         ====             =====       =====

OPERATING DATA

                                                  THREE MONTHS ENDED           NINE MONTHS ENDED
                                                  ------------------           -----------------
                                                    SEPTEMBER 30,                SEPTEMBER 30,
                                                    -------------                -------------
                                                  2002          2001           2002        2001
                                                  ----          ----           ----        ----
Access Lines in Service (000's):
    Residential                                     959          968            959           968
    Business                                        308          308            308           308
                                                  -----        -----          -----        ------
Total                                             1,267        1,276          1,267         1,276

Cellular Customers (000's):
    Postpaid                                        219          197            219           197
    Prepaid                                         120           95            120            95
                                                  -----        -----          -----        ------
Total                                               339          292            339           292

Postpaid Cellular Average Revenue per Unit (ARPU) $  52        $  64         $   53        $   61
Prepaid Cellular ARPU                                18           16             19            21
Combined Cellular ARPU                               40           47             41            46

Paging Customers (000's)                             20           61             20            61

          QUARTER ENDED SEPTEMBER 30, 2002 COMPARED WITH QUARTER ENDED
                               SEPTEMBER 30, 2001

         REVENUES. Revenues for the quarter ended September 30, 2002 decreased $27 million, or 8%, to $318 million from $345 million for the same 2001 period.

         WIRELINE:

                  Wireline revenues include local service, network access, long distance, directory revenues and other services. Wireline revenues for the quarter ended September 30, 2002 decreased $17 million, or 6%, to $273 million from $290 million for the same 2001 period.

                  Local service revenues include basic voice, telephone and telecommunications equipment rental, value-added services, high-speed private line services, Internet access, and public phone service. Local service revenues for the quarter ended September 30, 2002 increased $2 million to $145 million from $143 million for the same 2001 period. The increase was mainly due to higher local voice services of $1 million and higher local data services of $1 million.

                  Long distance revenues include direct dial on-island and off-island, operator-assisted calls, prepaid calling cards and on-island private line revenues. Long distance revenues decreased $10 million, or 21%, to $37 million for the quarter ended September 30, 2002 from $47 million for the same 2001 period. The decrease was due to a decrease in intra-island long distance revenues of $8 million, a decrease in long distance private lines of $1 million and a decrease in operator services of $1 million. Long distance revenues have decreased mainly due to long distance calls being included in cellular calling plans.

                  Network access revenues include services provided to long distance carriers, competitive local exchange carriers, and cellular and paging operators to originate and terminate calls on our network. These revenues for the quarter ended September 30, 2002 decreased $4 million, or 5%, to $80 million compared to $84 million for the same 2001 period. The decrease was caused by a reduction in interstate high cost fund subsidies, reflecting a phasing out of this subsidy (see "Regulatory Matters-Interstate High Cost Subsidy").

                  Directory and other revenues include directory publishing rights, telecommunications equipment sales and billing and collection services to competitor long distance operators. Directory and other revenues decreased $5 million, or 31%, to $11 million for the quarter ended September 30, 2002 from $16 million for the same 2001 quarter. This decrease was mainly due to lower equipment sales.

         WIRELESS:

                  Revenues from cellular and paging services and related equipment sales for the three months ended September 30, 2002 decreased $10 million, or 18%, to $45 million from $55 million for the comparable 2001 period. Cellular service revenues decreased $5 million, or 10%. This was primarily the result of postpaid cellular ARPU declining from $64 to $52 as new price plans involving large bundles of minutes were introduced into the market, which was partially offset by customer growth.

                  Paging revenues declined $2 million, or 67%, to $1 million for the quarter ended September 30, 2002 from $3 million for the comparable 2001 period. The decrease was related to a reduction of approximately 41,000 customers.

                  Wireless equipment sales decreased $3 million, or 75%, to $1 million for the quarter ended September 30, 2002 from $4 million for the comparable 2001 period. This decrease is mainly due to lower prepaid gross additions associated with lower promotional activities during the 2002 quarter.

         OPERATING COSTS AND EXPENSES. Operating costs and expenses for the quarter ended September 30, 2002 decreased $9 million, or 4%, to $195 million from $204 million reported for the comparable 2001 period.

         WIRELINE:

                  Wireline expenses for the quarter ended September 30, 2002 increased $3 million, or 2%, to $163 million from the $160 million reported for the quarter ended September 30, 2001.

                  Labor and benefit expenses decreased $4 million, or 5%, to $83 million from $87 million reported for the quarter ended September 30, 2001. This decrease in labor and benefit expenses primarily reflects the effect of early retirement and voluntary separation programs, as well as a reduction in overtime expense.

                  Other operating expenses of $80 million for the quarter ended September 30, 2002, increased $7 million, or 10%, compared to the same 2001 period. The increase is primarily due to higher operating tax provisions of $4 million and higher regulatory fees of $2 million.

         WIRELESS:

                  Wireless expenses for the quarter ended September 30, 2002, decreased $12 million, or 27%, to $32 million from the $44 million reported for the quarter ended September 30, 2001.

                  Labor and benefit expenses for the quarter ended September 30, 2002 of $8 million remained constant as compared to the quarter ended September 30, 2001.

                  Other operating expenses decreased $12 million, or 33%, to $24 million from the $36 million reported for the comparable 2001 period. The decrease was mainly due to lower costs from equipment sales of $6 million and a decrease in bad debt provisions of $8 million. This decrease was partially offset by higher operating tax provisions of $1 million and higher facilities expense of $1 million associated with the new CDMA network.

                  EARLY RETIREMENT AND VOLUNTARY SEPARATION PROVISIONS. An early retirement program was offered to eligible disabled employees during the third quarter of 2001. As a result of this early retirement program, a $5 million provision was recorded based on 29 employee acceptances. No early retirement or voluntary separation programs were offered to employees during the third quarter of 2002.

                  DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense of $64 million for the quarter ended September 30, 2002 was $3 million lower than for the same 2001 period, a decrease of 4%. The decrease in depreciation and amortization expense is mainly due to a change in depreciation rates, which became effective July 1, 2002, reducing depreciation expense by $3 million and the discontinued amortization of goodwill and other indefinite life intangibles, as a result of the adoption of SFAS No. 142, which reduced amortization expense by $4 million for the quarter ended September 30, 2002. This decrease of $7 million was offset by higher gross plant balances, which resulted in $4 million in depreciation expense.

                  INTEREST EXPENSE. Interest expense of $11 million for the quarter ended September 30, 2002 was $6 million, or 35%, lower than for the comparable period in 2001 due to lower interest rates and lower debt outstanding.

                  EQUITY INCOME FROM JOINT VENTURE. Earnings of $1 million were generated for the three months ended September 30, 2002 from our approximate
25% interest in VISI, the largest yellow page publishing company in Puerto Rico.

                  INCOME TAXES. A $17 million tax provision for the quarter ended September 30, 2002 reflects a 34% effective tax rate. The difference between the effective and the statutory tax rate of 39%, or $2 million, primarily reflects permanent differences related to interest accretion on the Government subscription receivable, which is a capital contribution, and joint venture equity income.

      NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED WITH NINE MONTHS ENDED
                               SEPTEMBER 30, 2001

         REVENUES. Revenues for the nine months ended September 30, 2002 decreased $82 million, or 8%, to $972 million from $1,054 million for the same 2001 period.

         WIRELINE:

                  Wireline revenues include local service, network access, long distance, directory revenues and other services. Wireline revenues for the nine months ended September 30, 2002 decreased $57 million, or 6%, to $835 million from $892 million for the same 2001 period.

                  Local service revenues include basic voice, telephone and telecommunications equipment rental, value-added services, high-speed private line services, Internet access, and public phone service. Local service revenues for the nine months ended September 30, 2002 increased $6 million, or 1%, to $432 million from $426 million in the comparable 2001 period. The increase is due to higher local data services while local voice services remained constant.

                  Long distance revenues include direct dial on-island and off-island, operator-assisted calls, prepaid calling cards and on-island private line revenues. Long distance revenues decreased $30 million, or 21%, to $112 million for the nine months ended September 30, 2002 from $142 million for the same 2001 period. The decrease was mainly due to a decrease in intra-island long distance revenues of $21 million, a decrease in operator service revenues of $5 million and a decrease in off-island long distance revenues of $3 million. Long distance revenues have decreased mainly due to long distance calls being included in cellular calling plans.

                  Network access revenues include services provided to long distance carriers, competitive local exchange carriers, and cellular and paging operators to originate and terminate calls on our network. These revenues for the nine months ended September 30, 2002 decreased $22 million, or 8%, to $244 million compared to $266 million for the same 2001 period. The decrease was primarily caused by a decrease in interstate high cost fund subsidies of $23 million, reflecting a phasing out of this subsidy (see "Regulatory Matters-Interstate High Cost Subsidy").

                  Directory and other revenues include directory publishing rights, telecommunication equipment sales and billing and collection services to competitor long distance operators. Directory and other revenues for the nine months ended September 30, 2002 decreased $11 million, or 19%, to $47 million from $58 million for the nine months ended September 30, 2001, mainly due to a decrease in equipment sales of $8 million and lower billing and collection service revenues of $3 million, reflecting lower long distance traffic from competitors.

         WIRELESS:

                  Revenues from cellular and paging services and related equipment sales for the nine months ended September 30, 2002 decreased $25 million, or 15%, to $137 million from $162 million for the comparable 2001 period. Cellular service revenues decreased $8 million, or 6%. This was primarily the result of postpaid cellular ARPU declining from $61 to $53 as new price plans with large bundles of minutes were introduced into the market, which was partially offset by customer growth.

                  Paging revenues declined $9 million, or 69%, to $4 million for the nine months ended September 30, 2002 from $13 million for the comparable 2001 period. The decrease was related to a reduction of 41,000 customers.

                  Wireless equipment sales decreased $8 million, or 62%, to $5 million for the nine months ended September 30, 2002 from $13 million for the comparable 2001 period. This decrease is mainly due to lower prepaid gross additions associated with lower promotional activities during the nine months period ended September 30, 2002.

         OPERATING COSTS AND EXPENSES. Operating costs and expenses for the nine months ended September 30, 2002 decreased $11 million, or 2%, to $594 million from $605 million reported for the first nine months in 2001.

         WIRELINE:

                  Wireline expenses for the nine months ended September 30, 2002 increased $16 million, or 3%, to $496 million from the $480 million reported for the nine months ended September 30, 2001.

                  Labor and benefit expenses decreased $10 million, or 4%, to $256 million from $266 million reported for the nine months ended September 30, 2001. This decrease in labor and benefit expense primarily reflects the effect of early retirements and voluntary separation programs as well as a reduction in overtime and contractors expenses.

                  Other operating expenses of $240 million for the nine months ended September 30, 2002, increased $26 million, or 12%, compared to the same 2001 period. The increase is primarily due to higher operating tax provisions of $16 million, the absence of a $5 million gain from the sale of a 33% interest in Coqui.net in 2001 and higher interconnection charges of $5 million.

         WIRELESS:

                  Wireless expenses for the nine months ended September 30, 2002, decreased $27 million, or 22%, to $98 million from the $125 million reported for the nine months ended September 30, 2001.

                  Labor and benefit expenses decreased $2 million, or 8%, from the $26 million reported for the nine months ended 2001. The decrease in labor and benefits expenses is mainly due to lower overtime, expatriate and temporary employee expenses.

                  Other operating expenses decreased $25 million, or 25%, to $74 million from the $99 million reported for the comparable 2001 period. The decrease was due to lower costs from equipment sales of $20 million, lower bad debt provisions of $4 million and a $3 million gain on the sale of assets. These decreases were offset by increases in operating tax provisions of $1 million and higher facilities expense of $2 million associated with the new CDMA network.

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

                  During the first quarter of 2001, a combined early retirement and voluntary separation program was offered to approximately 200 non-union employees. Those eligible to retire received a credit for three years additional service and three years of additional age, a separation bonus based on years of service, which averaged eight months of salary, and were immediately eligible for retiree medical benefits. Those not eligible to retire received the separation bonus. A $7 million provision was recorded in the second quarter of 2001 based on 19 early retirement and 52 voluntary acceptances.

                  In addition, an early retirement program was offered to eligible disabled employees during the third quarter of 2001. As a result of this early retirement program, a $5 million provision was recorded during the third quarter of 2001 based on 29 employee acceptances during this period.

                  A total provision of $16 million has been recorded related to early retirement and voluntary separation programs for the nine months ended September 30, 2001 involving 113 employees. No early retirement or voluntary separation programs have been offered to employees during 2002.

                  DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense of $197 million for the nine months ended September 30, 2002 was $6 million lower than for the same 2001 period, a decrease of 3%. The decrease in depreciation and amortization expense is mainly due to a change in depreciation rates, which became effective July 1, 2002, reducing depreciation expense by $3 million and the discontinued amortization of goodwill and other indefinite life intangibles, as a result of the adoption of SFAS No. 142, which reduced amortization expense by $12 million for the nine month period ended September 30, 2002. This decrease of $15 million was offset by higher gross plant balances, which produced $9 million in depreciation expense.

                  INTEREST EXPENSE. Interest expense of $36 million for the nine months ended September 30, 2002 was $11 million lower than for the comparable period in 2001 due to lower interest rates and lower debt outstanding.

                  EQUITY INCOME FROM JOINT VENTURE. Earnings of $2 million were generated for the nine months ended September 30, 2002 from our approximate 25% interest in VISI.

                  MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY. A $1 million minority interest included in the Company's results of operations for the nine months ended September 30, 2002 represents the minority share, of the income or loss of Popular's, Inc. 33% investment in Coqui.net.

                  INCOME TAXES. A $10 million tax provision for the nine months ended September 30, 2002 reflects the tax effect of the merger of Verizon Wireless into PRTC (See Note 1 to the condensed consolidated financial statements). As a result of this merger, the Company released a deferred tax valuation allowance of $93 million, of which $51 million was recorded against goodwill and $42 million of which was recorded as a deferred tax benefit during the second quarter of 2002. This tax benefit was offset in part by a tax provision that reflects a 36% effective tax rate. The difference between the effective and the statutory tax rate of 39%, or $5 million, primarily reflects permanent differences related to interest accretion on the Government subscription receivable, which is a capital contribution, and joint venture equity income.

LIQUIDITY AND CAPITAL RESOURCES

CONSOLIDATED FINANCIAL CONDITION

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2001

                                                    NINE MONTHS ENDED
                                                    -----------------
                                                      SEPTEMBER 30,
                                                      -------------
                                            2002           2001           CHANGE
                                            ----           ----           ------
                                                    (DOLLARS IN MILLIONS)
Cash provided by (used in):
    Operations                              $ 250          $  117         $  133
    Investing                                (134)           (98)            (36)
    Financing                                (127)           (38)            (89)

OVERALL LIQUIDITY ASSESSMENT

         We believe that cash from operations is sufficient to meet working capital needs. While current liabilities exceeded current assets at September 30, 2002 by $60 million, we believe our sources of funds, from operations and from readily available external financing arrangements, are sufficient to meet ongoing operating, financing and investing requirements. We expect that presently foreseeable capital requirements will continue to be financed through internally generated funds.

         Additionally, we have an undrawn $500 million revolving credit facility maturing in March 2004 as well as a $90 million undrawn working capital credit facility maturing in June 2003.

OPERATIONS

         The increase in cash from operations of $133 million for the nine months ended September 30, 2002, as compared to the same period in 2001, was primarily due to lower payments of management fees and royalties of $78 million, a decrease in pension contributions of $53 million and a decrease in income taxes of $26 million. This increase in cash from operations was partially offset by higher disbursements including voluntary separation payments of $14 million, made in first quarter 2002, and an increase in operating tax payments of $5 million.

INVESTING

         Net cash used in investing activities for the quarter ended September 30, 2002 was $134 million compared to $98 million for the same 2001 period. The increase in cash used in investing activities of $36 million is mainly due to an increase in capital expenditures and removal costs of $18 million and the absence of the $16 million proceeds from the sale of 33% interest in Coqui.net to Popular Inc. recorded in the second quarter of 2001.

         The capital expenditure program, including removal costs, for the nine months ended September 30, 2002 amounted to $136 million, which was financed from internally generated funds. We have invested approximately $825 million from the date of the Acquisition through September 30, 2002 to expand and enhance our networks.

FINANCING

         Debt decreased $104 million for the nine months ended September 30, 2002. During this period, the Company refinanced $300 million of senior notes, which matured on May 15, 2002, with the combination of commercial paper and term credit agreements. The term credit agreements were executed with four different banks. The aggregate amount of the term loans is $225 million, they have maturities ranging from two to three years, and they bear interest at 70 to 100 basis points over LIBOR.

         The shareholders' agreement requires the payment of dividends equal to at least 50% of net income, payable quarterly to the extent funds are legally available therefor. The Company paid dividends of approximately $53 million for the nine-month period ended September 30, 2002. The senior note indentures and credit facility agreements do not contain restrictions on the payment of dividends.

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

CONTRACTUAL OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS

CONTRACTUAL OBLIGATIONS &
OTHER COMMERCIAL COMMITMENTS:                                             PAYMENTS DUE BY PERIOD
                                              -------------------------------------------------------------------------
                                                                                                                2007-
(Dollars in Millions)                             Total          2002         2003-2004       2005-2006      Thereafter
                                                  -----          ----         ---------       ---------      ----------
Long Term Debt                                $       711     $       --     $        --     $       411     $       300
Term Credit Facilities                                225             --             100             125              --
Pension Benefit Obligations (1)                       444             --             153             211              80
Commercial Paper                                      155            155              --              --              --
Operating Leases                                       49              3              18              13              15
Capital Lease Obligations                               1             --               1              --              --
                                              -----------     ----------     -----------     -----------     -----------
Total                                         $     1,585     $      158     $       272     $       760     $       395
                                              ===========     ==========     ===========     ===========     ===========

(1)  Pension obligations represent contributions based on ERISA minimum rules.

REGULATORY MATTERS

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

PUBLIC TELEPHONE SERVICE PROVIDER - ANTI COMPETITIVE ACTIONS

         Telefonos Publicos de Puerto Rico, Inc. ("TPPR") the largest competitive provider of public pay phones in Puerto Rico filed a suit in the United States District Court of Puerto Rico on November 8, 2001, claiming predatory, exclusionary and anticompetitive acts and seeking damages of $75 million. We have filed a motion to dismiss the case and are awaiting a decision of the court.

         Pan American Telephone, Inc., Intouch Telecommunications, Inc., and Choicetel Communications, Inc., three additional competitive providers also filed a similar suit in the United States District Court of Puerto Rico on September 4, 2002 on the same grounds. PRT filed a 45-day extension request on September 24, 2002 to present its response.

         On August 16, 2002, PSA, the parent company for Phoenix of Puerto Rico ("Phoenix") filed a suit in the Delaware bankruptcy court claiming anti competitive acts and seeking $20 million in damages. On September 18, 2002, PRT filed a motion to dismiss based on lack of summons and lack of jurisdiction and failure to list the claims as assets on the debtor's bankruptcy schedules.

         The Company's management believes all of these claims are without merit.

TOUCHTONE AND MEASURED SERVICE UNIT CHARGES

         On July 2, 2002, three residential telephone service subscribers and one business service subscriber filed a class action suit with the Superior Court of Puerto Rico (the "Superior Court") under the Puerto Rico
Telecommunications Act of 1996 ("Act").

The plaintiffs claim that the Company's charges for touchtone service are not based on cost, and are therefore in violation of the Act. On July 16, 2002, one residential telephone service subscriber and three business service subscribers filed a class action with the same Superior Court under the Act. The plaintiffs claim that the Company's unit charges for local measured service are not based on cost, and are therefore in violation of the Act.

         The plaintiffs requested that the Superior Court (i) issue an order certifying the case as a class action, (ii) designate the plaintiffs as representatives of the class, (iii) find that the charges are illegal, (iv) establish a maximum charge based on cost, and (v) order the Company to reimburse every subscriber for excess payments made since September 1996. At this preliminary stage of the process, management and the Company's legal counsel are evaluating the case.

         The Company believes the suit does not meet the requirements of a class action suit but must enter into a discovery process, including the taking of depositions to establish this. On September 19, 2002, PRT filed a motion requesting discovery with respect to the class certification.

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

         The following table summarizes the fair value of our senior notes and interest rate swap at September 30, 2002 and December 31, 2001 and provides a sensitivity analysis of the fair values of these instruments assuming a 100 basis point increase or decrease in the yield curve. The sensitivity analysis does not include the fair values of our floating-rate debt since it is not significantly affected by changes in market interest rates.

                                                                      FAIR VALUE
                                                                  AT 100 BASIS POINTS
                                                                  -------------------
                                BOOK VALUE     FAIR VALUE      INCREASE        DECREASE
                                ----------     ----------      --------        --------
                                                      (In thousands)
September 30, 2002:

   Senior notes                $    699,792   $    692,760   $    665,412    $    721,609
   Interest rate swap                    --             --             --              --
                               ------------   ------------   ------------    ------------
      Total                    $    699,792   $    692,760   $    665,412    $    721,609
                               ============   ============   ============    ============

December 31, 2001:

   Senior notes                $    999,757   $  1,001,874   $    969,805    $  1,035,800
   Interest rate swap                 1,147          1,147          4,081           6,635
                               ------------   ------------   ------------    ------------
      Total                    $  1,000,904   $  1,003,021   $    973,886    $  1,042,435
                               ============   ============   ============    ============

ITEM 4.   CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

         Our chief executive officer and chief financial officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of
1934), as of a date within 90 days of the filing date of this quarterly report (Evaluation Date), that ensure that material information relating to the Company which is required to be disclosed in this report is recorded, processed, summarized and reported, within required time periods. They have concluded that as of the Evaluation Date, the registrant's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this quarterly report was being prepared.

(b) Changes in Internal Controls

         There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date, nor were there any significant deficiencies or material weaknesses in these controls requiring corrective actions. As a result, no corrective actions were taken.

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

         In connection with the privatization of the Company, the PRTA agreed to indemnify, defend and hold the Company harmless from specified litigation in excess of $50 million in the aggregate, including one environmental matter.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)   Exhibits required by Item 601 of Regulation S-K.

              10) Material Contracts
                  .28) $75 million three-year term credit agreement between Telecomunicaciones de Puerto Rico, Inc., as borrower, Puerto Rico Telephone Company, Inc., as guarantor, and The Bank of Nova Scotia, as lender and administrative agent.

              See Exhibit Index.

         b) No reports on Form 8-K were filed during the third quarter of 2002.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         TELECOMUNICACIONES DE PUERTO RICO, INC.

                                        By: /s/ JON E. SLATER
                                           -------------------------------------
                                           Name:  Jon E. Slater
                                           Title: Chief Executive Officer
                                           Date:  November 14, 2002

                                        By: /s/ WILLARD J. REAGAN
                                           -------------------------------------
                                           Name:  Willard J. Reagan
                                           Title: Chief Financial Officer
                                           Date:  November 14, 2002

                                        By: /s/ ROBERT P. HUBERTY
                                           -------------------------------------
                                           Name:  Robert P. Huberty
                                           Title: Chief Accounting Officer
                                           Date:  November 14, 2002

                               CEO CERTIFICATION

I, Jon E. Slater, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Telecomunicaciones de Puerto Rico, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Date      November 14, 2002
              ---------------------------
                   /s/ JON E. SLATER
              ---------------------------
                      Jon E. Slater
                 Chief Executive Officer
             (Principal Executive Officer)

                               CFO CERTIFICATION

I, Willard J. Reagan, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Telecomunicaciones de Puerto Rico, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Date      November 14, 2002
             -----------------------------
                /s/ WILLARD J. REAGAN
             -----------------------------
                   Willard J. Reagan
                Chief Financial Officer
             (Principal Financial Officer)

                CERTIFICATION REQUIRED BY 18 U.S.C. SECTION 1350

         Pursuant to 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002), the undersigned hereby certify that this Quarterly Report on Form 10-Q fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in this quarterly report fairly presents, in all material respects, the financial condition and results of operations of the registrant.

         TELECOMUNICACIONES DE PUERTO RICO, INC.


                                            By: /s/ JON E. SLATER
                                               --------------------------------
                                               Name:  Jon E. Slater
                                               Title: Chief Executive Officer
                                               Date:  November 14, 2002

                                            By: /s/ WILLARD J. REAGAN
                                               --------------------------------
                                               Name:  Willard J. Reagan
                                               Title: Chief Financial Officer
                                               Date:  November 14, 2002

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

 10.6       Trust Agreement of the Employee Stock Ownership Plan of
            Telecomunicaciones de Puerto Rico, Inc., dated as of March 2, 1999, by and between U.S. Trust, National Association and
            Telecomunicaciones de Puerto Rico, Inc. (Incorporated by reference to Exhibit 10.12 of the Company's Registration Statement filed on Form S-4 (File 333-85503)).

 10.7 ESOP Loan Agreement, dated as of March 2, 1999, by and between the Trust of the Employee Stock Ownership Plan of Telecomunicaciones de Puerto Rico, Inc. and Telecomunicaciones de Puerto Rico, Inc.
            (Incorporated by reference to Exhibit 10.13 of the Company's
            Registration Statement filed on Form S-4 (File 333-85503)).

 10.8 Pledge Agreement, dated as of March 2, 1999, by and between the Trust of the Employee Stock Ownership Plan of Telecomunicaciones de Puerto Rico, Inc. and Telecomunicaciones de Puerto Rico, Inc.
            (Incorporated by reference to Exhibit 10.15 of the Company's
            Registration Statement filed on Form S-4 (File 333-85503)).

10.9        Tag Along Agreement, dated as of March 2, 1999, by and among GTE
            Holdings (Puerto Rico) LLC, GTE International Telecommunications
            Incorporated, and the Trust of the Employee Stock Ownership Plan of Telecomunicaciones de Puerto Rico, Inc. (Incorporated by reference to Exhibit 10.16 of the Company's Registration Statement filed on Form S-4 (File 333-85503)).

10.10 $500,000,000 Five-Year Credit Agreement, dated as of March 2, 1999, among Telecomunicaciones de Puerto Rico, Inc., as Borrower, Puerto
            Rico Telephone Company and Celulares Telefonica, as Guarantors, the Initial Lenders named therein, Citibank, N.A., as Administrative Agent, Bank of America National Trust and Savings
            Association, as Syndication Agent, and The Chase Manhattan Bank and Morgan Guaranty Trust Company of New York, as Documentation
            Agents. (Incorporated by reference to Exhibit 10.17 of the Company's Registration Statement filed on Form S-4 (File
            333-85503)).

10.11       Letter Amendment to the Five-Year Credit Agreement, dated May 7,
            1999. (Incorporated by reference to Exhibit 10.18 of the Company's
            Registration Statement filed on Form S-4 (File 333-85503)).

10.12       Collective Bargaining Agreement between the Puerto Rico
            Telephone Company and the Independent Union of Telephone
            Employees of Puerto Rico effective from January 18, 2000 until
            January 17, 2003. Approved on October 6, 2000. (Incorporated by reference to Exhibit 10.23 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (File
            333-85503)).

10.13       Collective Bargaining Agreement between the Puerto Rico Telephone
            Company and the Independent Brotherhood of Telephone Company
            Employees effective from October 23, 1999 until October 22, 2003.
            Approved on October 20, 2000. (Incorporated by reference to
            Exhibit 10.24 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (File 333-85503)).

10.14       Commercial Paper Dealer Agreement 4(2) Program among
            Telecomunicaciones de Puerto Rico, Inc., as Issuer; Puerto Rico
            Telephone Company, Inc. and Celulares Telefonica, Inc., as
            Guarantors; and Merrill Lynch Money Markets Inc., as Dealer for notes with maturities up to 240 days; Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Dealer for notes with maturities over 270 days up to 365 days. Concerning notes to be issued pursuant to an Issuing and Paying Agency Agreement dated as of November 9, 2000 between the Issuer and The Chase Manhattan Bank, as Issuing and Paying Agent. (Incorporated by reference to Exhibit
            10.25 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (File 333-85503)).

10.15       Commercial Paper Dealer Agreement 4(2) Program among
            Telecomunicaciones de Puerto Rico, Inc., as Issuer; Puerto Rico
            Telephone Company, Inc. and Celulares Telefonica, Inc., as
            Guarantors; and Salomon Smith Barney Inc., as Dealer. Concerning notes to be issued pursuant to an Issuing and Paying Agency
            Agreement dated as of November 9, 2000 between the Issuer and The
            Chase Manhattan Bank, as Issuing and Paying Agent. (Incorporated by reference to Exhibit 10.26 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (File 333-85503)).

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

10.18 Issuing and Paying Agency Agreement dated as of November 9, 2000, by and among Telecomunicaciones de Puerto Rico, Inc., as Issuer, Puerto Rico Telephone Company and Celulares Telefonica, Inc., as
            Guarantors, and The Chase Manhattan Bank, as Issuing and Paying
            Agent. (Incorporated by reference to Exhibit 10.29 of the Company's Annual Report on Form 10-K for the year ended December
            31, 2000 (File 333-85503)).

10.19 Letter Amendment, to the March 2, 1999 Shareholders Agreement, dated as of May 25, 2001, by and among Telecomunicaciones de
            Puerto Rico, Inc., GTE Holdings (Puerto Rico) LLC, GTE
            International Telecommunications Incorporated, Popular, Inc., and the Puerto Rico Telephone Authority. (Incorporated by reference to Exhibit 10.25 of the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2001 (File 333-85503)).

10.20       Third Letter Amendment, dated August 3, 2001, to the Five-Year
            Credit Agreement with Citibank, N.A., dated as of March 2, 1999, as amended by the Letter Amendment to Five-Year Credit Agreement dated as of May 7, 1999 and as further amended by the second
            Letter Amendment to Five-Year Credit Agreement dated as of
            February 15, 2001. (Incorporated by reference to Exhibit 10.26 of the Company's Quarterly Report on Form 10-Q for the period ended
            September 30, 2001 (File 333-85503)).

10.21       ISDA Master Agreement, dated August 29, 2001, by and among
            Telecomunicaciones de Puerto Rico, Inc., as the Counter party,
            Puerto Rico Telephone Company and Celulares Telefonica, Inc., as
            Guarantors, and Bank of America, N.A., as the Bank. (Incorporated by reference to Exhibit 10.27 of the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2001 (File
            333-85503)).

10.22       ISDA Master Agreement, dated August 29, 2001, by and among
            Telecomunicaciones de Puerto Rico, Inc., as the Counter party,
            Puerto Rico Telephone Company and Celulares Telefonica, Inc., as
            Guarantors, and Citibank, N.A., as the Bank. (Incorporated by reference to Exhibit 10.28 of the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2001 (File
            333-85503)).

10.23       Plan of Reorganization and Agreement of Merger, dated as of May 1,
            2002, between Puerto Rico Telephone Company, Inc. and Verizon
            Wireless Puerto Rico, Inc. (Incorporated by reference to Exhibit
            10.25 of the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2002 (File 333-85503)).

10.24 $90,000,000 working capital revolving credit agreement dated as of May 16, 2002, among Telecomunicaciones de Puerto Rico, Inc., as
            Borrower, Puerto Rico Telephone Company, Inc., as Guarantor, and
            Banco Popular de Puerto Rico, as Lender and Administrative Agent.
            (Incorporated by reference to Exhibit 10.26 of the Company's
            Quarterly Report on Form 10-Q for the period ended June 30, 2002
            (File 333-85503)).

10.25 $50,000,000 2-Year term credit agreement dated as of May 16, 2002, among Telecomunicaciones de Puerto Rico, Inc., as Borrower, Puerto
            Rico Telephone Company, Inc., as Guarantor, and Banco Bilbao
            Vizcaya Argentaria, S.A., as Lender and Banco Bilbao Vizcaya
            Puerto Rico, as Administrative Agent. (Incorporated by reference to Exhibit 10.27 of the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2002 (File 333-85503)).

10.26 $50,000,000 2-Year term credit agreement dated as of May 31, 2002, among Telecomunicaciones de Puerto Rico, Inc., as Borrower, Puerto
            Rico Telephone Company, Inc., as Guarantor, and HSBC Bank USA, as
            Lender. (Incorporated by reference to Exhibit 10.28 of the Company's Quarterly Report on Form 10-Q for the period ended June
            30, 2002 (File 333-85503)).

10.27 $50,000,000 3-Year term credit agreement dated as of June 24, 2002, among Telecomunicaciones de Puerto Rico, Inc., as Borrower, Puerto
            Rico Telephone Company, Inc., as Guarantor, and Australia and New
            Zealand Banking Group Limited, as Lender and Administrative Agent.
            (Incorporated by reference to Exhibit 10.29 of the Company's
            Quarterly Report on Form 10-Q for the period ended June 30, 2002
            (File 333-85503)).

10.28 $75,000,000 3-Year term credit agreement dated as of August 19, 2002, among Telecomunicaciones de Puerto Rico, Inc., as Borrower,
            Puerto Rico Telephone Company, Inc., as Guarantor, and The Bank of
            Nova Scotia, as Lender and Administrative Agent.