Form 10-K
period 2002-12-31
TELECOMUNICACIONES DE PUERTO RICO INC
filed 2003-03-25
CIK 1089357

===============================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

         [X] Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the fiscal year ended: DECEMBER 31, 2002

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

Securities registered pursuant to Section 12(b) of the Act:

     Title of Each Class              Name of Each Exchange on Which Registered
------------------------------       -------------------------------------------
            None                                         None

Securities registered pursuant to Section 12(g) of the Act:

            None
  -------------------------
       Title of Class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer.

                                    YES [ ] NO [X]

The aggregate market value of Telecomunicaciones de Puerto Rico, Inc. voting stock held by non-affiliates at March 25, 2003 amounted to approximately $41 million. This amount represents the Employee Stock Ownership Plan ("ESOP") vested shares at a stated price of $45.9364 established in a share option agreement entered into at the time of the Acquisition. See the Business and Security Ownership of Certain Beneficial Owners sections for details of the Acquisition and Corporate Restructuring and Share Ownership.

Telecomunicaciones de Puerto Rico, Inc. had 25 million shares of no par common stock outstanding at March 25, 2003.

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

    Item 10.  Directors and Executive Officers of the Registrant

    Item 11.  Executive Compensation

    Item 12.  Security Ownership of Certain Beneficial Owners and Management

    Item 13.  Certain Relationships and Related Transactions

    Item 14.  Controls and Procedures

PART IV

    Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

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

     The following important factors could affect future results and could cause those results to differ materially from those expressed in the forward-looking statements: (1) materially adverse changes in economic conditions in Puerto Rico; (2) material changes in available technology; (3) the final resolution of regulatory initiatives and proceedings, including arbitration proceedings pertaining to, among other matters, the terms of interconnection, access charges, universal service, unbundled network elements and resale rates; (4) changes in our accounting policies that may be required by regulatory agencies, including the Securities and Exchange Commission ("SEC") or that result from changes in the accounting policies or their application, which could result in an impact on earnings; and (5) the extent, timing, success and overall effects of competition from others in the Puerto Rico telecommunications service industry.

OVERVIEW

     We are the largest telecommunications service provider in Puerto Rico and the seventh largest local exchange carrier in the United States as measured by access lines in service. Wireline service, which has been provided since 1914, is marketed under the PRT brand. At December 31, 2002, we had approximately 1.3 million access lines in service, including 957,000 residential and 303,000 business lines. Since November 2001 we have been marketing our cellular brand as Verizon Wireless as part of a strategy to align our service offering with Verizon Wireless in the U.S.

     We have invested approximately $900 million from the date of the Acquisition (as defined below) through year-end 2002 to expand and enhance our networks. In 2003, we expect to invest up to $190 million in capital expenditures. Our digital switching wireline network encompasses over 83,000 fiber miles with speeds of up to OC-192 and supplies direct fiber optic connections to more office buildings than any other service provider on the island. Our cellular network utilizes the time division multiple access ("TDMA") standard. We have invested approximately $60 million since 2001 in a new network overlay using the code division multiple access ("CDMA") standard. We commenced selling CDMA service in December 2001.

STRATEGY

     We expect to maintain our wireline market leadership position by improving customer service, providing value, and meeting increasing customer bandwidth requirements. We are focused on reducing service and repair provisioning, repair intervals and improving the responsiveness of our customer care personnel. Customer value will be delivered through bundled plans, including choices of long distance, Internet, DSL, wireless access, and value-added local services, such as caller ID, call forwarding and call waiting. Our network deployment plans are designed to meet business and government expectation for dedicated high-speed bandwidth access, as well as residential consumer demand for Digital Subscriber Line ("DSL") service to enhance Internet access speed.

     Our wireless strategy is addressed at retaining our significant base of postpaid cellular customers as well as targeting our competitors high-value customers and people who do not yet use cellular service.

BUSINESS OVERVIEW AND CORPORATE RESTRUCTURING

     Telecomunicaciones de Puerto Rico, Inc., a Puerto Rico corporation (the "Company"), holds 100% of the common stock of Puerto Rico Telephone Company, Inc. ("PRTC"), PRT Larga Distancia, Inc. ("PRTLD"), and Datacom Caribe, Inc. ("Datacom"). The Company holds a 67% interest in Coqui.net Corporation ("Coqui.net"), in which Popular, Inc., one of our shareholders, holds the remaining 33% interest, and the Company also holds a 25% interest in Verizon Information Services Puerto Rico, Inc. S en C. ("VISI"), in which GTE Holdings (Puerto Rico) LLC, our majority shareholder, holds a 36% interest. The Company is the largest telecommunications service provider in Puerto Rico. PRTC is the incumbent local exchange carrier for the island of Puerto Rico. Wireline service is provided by PRTC and wireless services are provided by Verizon Wireless, a division of PRTC. The Company's off-island long distance service is provided by PRTLD. The Company's dial-up Internet access service is provided by Coqui.net. The Company's directory publishing revenues are generated by VISI.

     GTE Corporation ("GTE"), through its subsidiary GTE Holdings (Puerto Rico) LLC, acquired a 40% interest in and management control over the Company on March 2, 1999 from Puerto Rico Telephone Authority ("PRTA"), an entity of the Commonwealth of Puerto Rico (the "Acquisition"). In the Acquisition, Popular, Inc. acquired a 10% interest in the Company. GTE and Bell Atlantic Corporation merged on June 30, 2000 to form Verizon Communications Inc. ("Verizon"). On January 25, 2002, GTE Holdings (Puerto Rico) LLC and Popular, Inc. acquired an additional 12% and 3% interest in the Company, respectively, by exercising an option each held since the Acquisition (the "Option Exercise"). Verizon and Popular, Inc. obtained the additional ownership interest from PRTA Holdings Corp., a subsidiary of the PRTA ("PRTA Holdings"). Verizon and Popular, Inc. paid PRTA Holdings $138 million and $34 million, respectively, for a total of $172 million in cash for the additional 3,750,000 shares at a $45.9364 per share price established in a share option agreement, an agreement entered into at the time of the Acquisition. As a result, Verizon owns 52%, Popular owns 13%, PRTA owns 28% and the Employee Stock Ownership Plan ("ESOP") owns 7% of the outstanding capital stock of the Company. The Company is an affiliate of Verizon, which consolidates the Company's financial results with its own financial results.

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

     The Wireless segment consists of:

-    Cellular service; and

-    Wireless equipment sales.

REVENUES                                      YEARS ENDED DECEMBER 31,
                                               (DOLLARS IN MILLIONS)
                              ---------------------------------------------------------
                                       2002                2001               2000
                              ------------------  -----------------  ------------------
WIRELINE:
Local                         $     578      45%  $     566     41%  $     554      40%
Long Distance                       146      11         186     13         170      12
Network Access                      325      25         355     25         389      28
Directory and Other                  67       5          84      6          86       6
                              ---------     ---   ---------    ---   ---------     ---

   Total Wireline                 1,116      86%      1,191     85%      1,199      86%
                              ---------     ---   ---------    ---   ---------     ---

WIRELESS:
Postpaid Cellular                   146      11         152     11         124       9
Prepaid Cellular                     27       2          25      2          24       2
Paging                                5      --          15      1          34       2
Wireless Equipment and Other          7       1          14      1          13       1
                              ---------     ---   ---------    ---   ---------     ---

  Total Wireless                    185      14%        206     15%        195      14%
                              ---------     ---   ---------    ---   ---------     ---

  Revenues                    $   1,301     100%  $   1,397    100%  $   1,394     100%
                              =========     ===   =========    ===   =========     ===

     Reclassifications of prior years' data have been made to conform to the 2002 presentation. For further information refer to Note 2 to the consolidated financial statements.

WIRELINE

LOCAL SERVICES

     OVERVIEW

     Local services include basic voice services, value-added services, special services, Internet and data access, and deferred activation and installation services. The following table shows the breakdown of residential and business access lines in service, excluding public phones, direct inward dialed business lines, wide area telecommunications services lines, private branch exchange trunks, and cellular and paging customers:

                             ACCESS LINES IN SERVICE

                                           YEAR ENDED DECEMBER 31,
                                   --------------------------------------
                                    2002            2001            2000
                                    ----            ----            ----
                                      (IN THOUSANDS EXCEPT PERCENTAGES)
Residential                          957             965             974
Business/Government                  303             308             309
                                   -----           -----           -----
Total Access Lines in Service      1,260           1,273           1,283
                                   =====           =====           =====
Growth                              (1.0)%          (0.8)%           1.4%

     BASIC VOICE SERVICE

     Basic voice service is the largest component of local service revenues, generating $370 million or 28% of total revenues in 2002. Basic voice is a regulated service and rate structures have not changed since 1982. Rates are categorized as either residential or business/government and are further divided into four zones based on town boundaries. Residential customers have a choice of selecting an unlimited local calling plan or a measured service plan at a fixed price of 13 cents per unit within a local calling area. There are currently 68 local calling areas. Business customers must select a measured service plan.

     The rate distribution for business/government customers varies slightly ranging from $36.65 to $38.25 per month and $69.00 average revenue per user ("ARPU") when measured service is included. The unlimited local service plan for residential customers varies significantly. San Juan and Ponce residential customers in zone 1 pay $18.80 per month while customers on the rural area in zone 4 pay $8.45 per month. Residential basic ARPU approximates $13.60 excluding a Federal Communications Commission ("FCC") imposed subscriber line charge of $6.00 per month to primary residential customers. For single-line business customers the subscriber lines charge is also equal to $6.00 while $9.20 per month is charged to multi-line business customers, as these revenues are classified as access revenues. These rates also exclude other miscellaneous fees for white-page directory listings and touch calling of approximately $1.50 per month each.

     TELEPHONE RENTAL

     Approximately 55% of single-line businesses and 36% of residential customers rent telephones, which generated $19 million in revenues in 2002. Rental levels are high compared to U.S. mainland operators as we own the inside wire in many customer's premises and must maintain the inside wire and phone.

     VALUE - ADDED SERVICES

     Value-added services include over 15 voice features, such as caller ID, call waiting, and voice mail. Charges for these features range from $1.50 to $6.25 per month and some of these features are also sold in discounted bundled packages. Approximately 42% of our residential customers purchase at least one service. Value-added revenues were $45 million in 2002, an increase of $1 million, or 2%, as compared to last year.

     SPECIAL SERVICES

     Special services include private high-speed dedicated lines marketed to businesses for data transport. Revenues of $54 million in 2002 represented an increase of $8 million, or 17%, over the prior year. The increase was mainly driven by business demand for greater bandwidth.

     INTERNET ACCESS

     We market unlimited dial-up Internet access through the Coqui.net Corporation under two brands (PRT.net and Coqui.net) which averaged $15 per month for 2002. We generated $25 million of revenue in 2002 from 135,000 dial-up Internet access customers at December 31, 2002, an increase of $2 million or 6,000 customers, or 9% in revenues and 5% in customers, over the prior year.

     PUBLIC PHONES

     Public telephone revenues in 2002 were $8 million, a decrease of $3 million, or 27%, from the prior year. This decrease is due to 2,000 fewer phones as compared to last year as the Company continues to focus on higher margin locations and to the customers traffic migration to the cellular network. We believe we held less than 50% of the public phone market at December 31, 2002, as measured by fourth quarter 2002 revenues.

NETWORK ACCESS

     Network access services are provided to long distance carriers, resellers, other local exchange carriers, cellular and paging companies for the origination and termination of calls to and from large local business customers. These entities pay access charges based on specific agreements (which have durations of one to three years). We also collect network access fees directly from our customers from FCC-mandated line charges.

     Network access revenues for the years ended December 2002, 2001 and 2000 totaled $325 million, $355 million and $389 million, respectively, and included the following amounts (in millions):

                                                    2002     2001     2000
                                                    ----     ----     ----
-    Federal long-term support subsidies           $  86    $  91    $  90

-    Subscriber line charge                           91       61       59

-    Federal High Cost subsidies                       4       33       49

-    Per minute wireline access charges:

     -   On-island switched                           59       69       72
     -   Off-island switched & common
         carrier line                                 40       64       86
     -   Off-island special                           23       18       18
     -   Wireless interconnection                     22       19       15
                                                   -----    -----    -----

                                                   $ 325    $ 355    $ 389
                                                   =====    =====    =====

     Long-term and High Cost federal subsidies are received through pooling arrangements administered by the National Exchange Carriers Association ("NECA"). Subscriber line charge increased in 2002 due to an increase from $3.50 per month to $6.00 per month for primary residential and single line business customers, while multi-line business customers monthly charge increased from $6.00 to $9.20. This increase was offset by a decrease in off-island switched and common carrier line charges. On October 21, 1999, the FCC adopted a new high cost support mechanism, which has resulted in the phase out of the Company's High Cost Subsidy revenues. These revenues have decreased since 1999. We recorded revenues of $4 million in 2002, $33 million in 2001 and $49 million in 2000.

LONG DISTANCE

     Long distance revenues include direct dial on-island and off-island, operator-assisted calls, prepaid calling cards and on-island private line revenues. The following chart shows our minutes of use in the on-island and off-island long distance market for the years ended December 31, 2002, 2001 and 2000, respectively:

                                            YEAR ENDED DECEMBER 31,
                                    -------------------------------------
                                     2002           2001            2000
                                     ----           ----            ----
                                               (IN MILLIONS)
Long distance MOU:
On-island LD minutes                 811           1,021             976
Off-island LD minutes                171             191             149

     Long distance revenues of $146 million in 2002 reflected a decrease of $40 million as compared with 2001. Due mainly to lower traffic as customers calling migrate to cellular networks.

DIRECTORY SERVICES

     We received $20 million in publishing revenue in 2002 under a revenue sharing arrangement with VNU World Directories, Inc. ("VNU"). VNU is the publisher of white and yellow page directories distributed under the PRT brand and there is no other significant competitive product in Puerto Rico. We entered into a 95-year agreement in 1999 with Verizon Information Services, Inc. a joint venture among VNU, Verizon, and ourselves which provides us a publishing right of 35% of yellow page advertising revenues, plus billing and collection fees.

BILLING AND COLLECTION SERVICES

     We generated revenues of $13 million in 2002 from billing and collection services primarily from AT&T and TLD, the two largest competitive off-island long distance carriers. This is a decrease of $3 million from the prior year due to lower retail long distance traffic as customer traffic migrates to cellular technology. Both carriers generate roughly equal billing and collection volumes and represented approximately 91% of total fees for 2002. The TLD and AT&T contracts will expire in October 2003 and June 2004, respectively.

WIRELESS

                          CELLULAR AND PAGING CUSTOMERS

                                            YEAR ENDED DECEMBER 31,
                                    ------------------------------------
                                    2002            2001            2000
                                    ----            ----            ----
                                     (IN THOUSANDS EXCEPT PERCENTAGES)
Cellular Customers:
Postpaid                             228             200             203
Prepaid                              123             102             132
                                     ---             ---             ---

Total Cellular Customers             351             302             335
                                     ===             ===             ===

Growth                                16%            (10)%            18%

Paging Customers                      16              49             126
                                     ===             ===             ===

CELLULAR SERVICE

     Cellular demand has grown rapidly in recent years due to increased competition, attractive price plans, prepaid calling cards, and wide market acceptance. We offer digital cellular service under the Verizon Wireless brand in the B block 800-megahertz frequency using both TDMA and CDMA. We have invested $60 million since 2001 in a CDMA overlay network and commenced selling this service in December 2001.

     There were six facility-based cellular operators providing service with varying coverage at the end of 2002. Competition in the market has resulted in the emergence of a variety of plans with large bundles of free night and weekend minutes as well as free incoming calls.

     We have 24 stores and kiosks throughout the island, which generate approximately half of our postpaid and prepaid gross additions. The balance is sold through various dealers and agent outlets. Roaming agreements have been signed with AT&T, Verizon Wireless, and Bell South to increase coverage for our customers on the U.S. mainland. We are also offering roaming in other countries, including the Dominican Republic, through Codetel, a Verizon affiliate, and in the U.S. Virgin Islands.

     Postpaid customer growth of 14% is above prior years growth. We also experienced an increase in prepaid customers of 21%. In late 2001 we began marketing our cellular brand as Verizon Wireless as part of a strategy to align our product and service offerings with those of Verizon Wireless in the U.S.

     ARPU was $41 in 2002, a $3 decrease from the prior year. Postpaid ARPU was $52 in 2002, a $8 decrease from the prior year and prepaid ARPU was $20 in 2002.

     Postpaid customer churn was 2.9% per month in 2002, an increase of approximately 1.8% from the prior year. We believe churn is high compared to U.S. mainland standards because of the intensity of competition with six facilities-based competitors and higher disconnections as a result of non-payment.

NETWORK INFRASTRUCTURE

     We have invested approximately $900 million from the Acquisition in 1999 through 2002 including $205 million in 2002 to expand and enhance our networks.

WIRELINE NETWORK

     Our network has evolved into a multi-protocol network, handling SONET, ATM and IP. Our network has the following characteristics:

     - 100% digital switching network includes 29 local host central offices and two access tandems to ensure redundancy and network reliability.

     - Approximately 90% of our transmission circuits use fiber optic systems; consisting of 83,000 miles of fiber optic cable in fiber-ring and point-to-point configurations.

     - The entire fiber optic backbone transport network consists of self-healing SONET rings operating at bandwidths up to OC-192, with the new equipment that has been installed capable of evolving to DWDM. Fiber optic cable facilities have been provided to over 200 office buildings for business and residential customers.

     - Approximately 39% of outside cable serving the local loop is underground and buried.

     - Our network is monitored by a Network Monitoring Center, which operates 24 hours per day. We have upgraded the capabilities of this center to monitor customer's IP based networks.

     - Our Remote Access Server ("RAS") network includes 26 nodes located throughout the island connecting Internet customers of various ISP providers through more than 29,000 modems.

     - DSL service has been extended to 55 sites equipped with 14,000 ports. As of December 31, 2002, we had approximately 7,000 DSL customers, an increase of 4,500 customers as compared to last year.

     - Our ATM network provides ATM and Frame Relay services and also serves as the transport medium for DSL and RAS networks. This network also provides PRT with IP capability.

WIRELESS NETWORK

     We operate a TDMA digital network using the IS-136 standard. Our network contains 13,600 voice channels, representing 90% digital and 10% analog. We have invested $60 million since 2001 in a CDMA overlay network. We commenced selling CDMA service in December 2001. We have 312 wireless cell sites covering the entire island.

EMPLOYEES

     The workforce totaled 5,750 full-time employees at December 31, 2002 of which 78 % are represented by two unions, the Union of Independent Telephone Workers, known as UIET, and the Brotherhood of Independent Telephone Workers, known as HIETEL.

     A new 3-year contract was signed effective January 17, 2003, with the UIET union, involving 2,800 members. The UIET contract contains wage increases of 4.4% in 2003, 4.2% in 2004, and 4.0% in 2005. If the union workforce remains unchanged, these increases, together with benefit improvements, payroll taxes and offsetting concessions, will result in increases of labor costs of $1.5 million for 2003, $5.9 million for 2004 and $9.9 million for 2005. The HIETEL contract, involving approximately 1,700 members, expires in October 2003.

     In December 2002, the Company offered a voluntary separation program to qualified management employees. A non-cash provision of $0.5 million was recorded relating to 8 employees who had accepted as of December 31, 2002. In January 2003, an additional 29 qualified management employees accepted the voluntary separation program representing an additional expense of $1.4 million recorded in 2003. A total of $52 million was recorded for early retirement and voluntary separation programs during 2001 associated with four separate offerings accepted by a total of 567 employees.

CONCESSION AND LICENSES

     We hold concessions, licenses and permits adequate for the conduct of our business in the markets which we serve. Advances in technology, together with a number of regulatory, legislative and judicial actions, continue to accelerate and increase competition in the markets we serve.

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

REGULATORY ENVIRONMENT IN PUERTO RICO

     We are regulated by the FCC and the Telecommunications Regulatory Board of Puerto Rico ("TRB") and are subject to the Federal Telecommunications Act of 1996 ("the Act") and the Puerto Rico Telecommunications Act. The Act opened our local exchange market to competition. There is one facility-based competitive local exchange carrier and two resellers of wireline local service on the island. The blended discount rate to resellers was approximately 24% based on negotiated agreements. Dialing parity, which opened up the on-island long distance market to competition, was introduced in February 1999. Our intra-island access charges are based on rate-of-return methodology.

     Basic local rates have remained unchanged since 1982 at $18.80 per month for residential unlimited service in the metro area. Additionally customers are billed a subscriber line charge of $6 per month and off-island long distance rates are similar to interstate rates in the US mainland at $.07 per minute. Our tariff structure is unique with 68 local calling area zones outside of San Juan.

     The TRB has adopted a forward looking economic model to set intra-island access charges and the Company has contested the preliminary results of the economic model and the impact that adoption will have on its rate of return and its local rates. In addition to ordering significant reductions in intra-island access charges, the TRB has ordered a $68 million refund relating to this dispute for which the Company has made no provision, as it believes such a refund at this stage in the appeals process is not merited. For more information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Regulatory and Other Matters."

     The TRB adopted a local universal service fund for qualified low-income customers, on January 1, 2002. This program is funded by all intra-island telecommunications providers through contributions to the TRB based on intra-island retail revenues. Qualified lifeline customers receive a local $3.50 per month credit along with an additional federal $1.75 per month credit from the Company. These credits together with existing federal credits of $7.75 per month result in total credits for a lifeline customer of $13.00 per month. Contributions made by the Company to the TRB are recovered through an end-user charge that commenced on March 1, 2002. The Company is reimbursed from the TRB for credits given to Lifeline customers.

     The wireless business is not subject to price regulation.

ITEM 2.  PROPERTIES

                          PROPERTY, PLANT AND EQUIPMENT

     Gross investment in property, plant and equipment are $4.0 billion at December 31, 2002 and 2001, as follows:

                                                               2002                             2001
                                                  ----------------------------     ----------------------------

                                                  WIRELINE   WIRELESS    TOTAL     WIRELINE   WIRELESS    TOTAL
                                                  --------   --------    -----     --------   --------    -----
Outside plant                                       49.2%        --%      49.2%      49.0%        --%      49.0%
Central office and transmission equipment           25.3        6.0       31.3       24.9        5.5       30.4
Other equipment                                      7.5        0.9        8.4        8.0        0.9        8.9
Land and buildings                                   7.6        0.7        8.3        8.3        0.6        8.9
Plant under construction                             2.0        0.8        2.8        2.1        0.7        2.8
                                                    ----        ---       ----       ----        ---       ----
                                                    91.6%       8.4%       100%      92.3%       7.7%       100%

     "Outside plant" consists primarily of aerial cable, underground cable, conduit and wiring, cellular plant, and telephone poles. "Central office and transmission equipment" mainly consists of switching equipment, transmission equipment and related facilities. "Other equipment" includes public telephones, motor vehicles, special purpose vehicles, furniture, and capital leases. "Land and buildings" consists of land, buildings and leasehold improvements.

                                   PROPERTIES

     We have facilities in all the major population centers of San Juan, Mayaguez, Ponce, Fajardo, Humacao, Arecibo, Aguadilla, and Guayama and in some smaller towns. Facilities as of December 31, 2002 include the following:

                                                                     OWNED    LEASED
                                                                     -----    ------
- Administrative Offices                                               11       13
- Commercial & Customer Service stores & offices                        2       10
- Standalone Wireline Switching Center Buildings                       89        5
- Inside & Outside Remote Switching Units                             148      222
- Standalone Operational Centers (repair, dispatch, assignment)        14       11
- Warehouses                                                            1       --
- Wireless Stores and Kiosks                                           --       24
- Wireless Cell Sites                                                  19      293

     There were five fewer administrative offices and commercial and customer service stores at December 31, 2002 versus the prior year as the Company has implemented a cost reduction program reducing the number of facilities. All of these properties are generally in good operating condition and are adequate to satisfy the needs of the business.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is a defendant in various legal matters arising in the ordinary course of business. Management, after consultation with legal counsel, believes at this time that the resolution of these matters will not have a material adverse effect on the Company's financial position and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Regulatory and Other Matters" for more information regarding legal and regulatory matters, including a regulatory dispute regarding intra-island access fees charged to long distance carriers.

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

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(A)  MARKET FOR COMMON STOCK

     While there is no established trading market for the Company's common stock, the shares are valued annually by the ESOP trustee's financial advisors. The appraisal is used to value cash distributions to ESOP participants and measure the Company's share performance for employees who participate in the ESOP Plan.

(B)  HOLDERS

     There were 25 million outstanding shares of common stock and four shareholders of record at December 31, 2002. See Item 12 "Security Ownership of Certain Beneficial Owners and Management" for shareholder information.

(C)  DIVIDENDS

     Our shareholders agreement requires the payment of dividends equal to at least 50% of consolidated net income, to be paid in the following quarter to the extent funds are legally available. During 2002, the Company paid dividends of $69 million, or $2.753 per share, applicable to the first three quarters of the year and the fourth quarter of 2001. Fourth quarter dividends were declared and paid in March 2003. During 2001, the Company paid dividends of $58 million, or $2.315 per share, applicable to the first three quarters of the year.

ITEM 6.  SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL AND OPERATIONAL DATA

     The following table was derived from our audited consolidated financial statements and the audited financial statements of PRTC and Verizon Wireless ("Predecessors") for the designated periods. You should read the following data together with (a) our Predecessor's historical financial statements and the notes thereto for the period from January 1, 1999 to March 1, 1999; and (b) our historical consolidated financial statements and the notes thereto as of and for the year ended December 31, 2000 and for the period from March 2, 1999 to December 31, 1999, all of which have been audited by Deloitte & Touche LLP, except for the consolidated financial statements and notes thereto as of and for the years ended December 31, 2002 and 2001, which have been audited by Ernst & Young LLP, independent auditors, and appear elsewhere in this report. Our current results of operations and financial condition differ materially from those prior to the Acquisition due primarily to:

- The incurrence of $1.6 billion of debt and related interest expense in connection with and at the time of Acquisition;

-    The Company becoming a tax paying entity;

-    Voluntary early retirement and separation programs introduced since 1999;

-    The management fees and royalties paid to Verizon;

- The introduction of dialing parity in the on-island long distance market and our entrance into the off-island long distance market;

- Revaluation of assets and liabilities to reflect purchase accounting relating to the Acquisition; and

- The discontinuation of regulatory accounting principles, as described in FAS 71.

                                                                  COMPANY                       PREDECESSORS
                                                -----------------------------------------  -----------------------
                                                                                 MARCH 2    JANUARY 1
                                                   YEARS ENDED DECEMBER 31,      THROUGH     THROUGH    YEAR ENDED
                                                ------------------------------   DECEMBER    MARCH 1,    DECEMBER
                                                  2002       2001       2000       1999        1999        1998
                                                --------   --------   --------   --------   ---------   ---------
                                                                         (DOLLARS IN MILLIONS)
INCOME STATEMENT DATA (1):
   Revenues                                     $  1,301   $  1,397   $  1,393   $  1,103    $    221    $  1,253
   Operating Costs and Expenses                    1,054      1,150      1,163      1,157         219       1,032
                                                --------   --------   --------   --------    --------    --------
   Operating Income (Loss)                           247        247        230        (54)          2         221
   Other Income (Expense), Net                       (47)       (59)       (75)       (65)         --           3
   Income Tax (Expense) Benefit                      (29)       (70)       (40)        46          --          --
                                                --------   --------   --------   --------    --------    --------
   Income (Loss) Before Extraordinary
      Charge and Cumulative Effect of
      Accounting Change                              171        118        115        (73)          2         224
   Extraordinary Charge                               --         --         --        (60)         --          --
   Cumulative Effect of Accounting
      Change, net of tax                              --         --         11         --          --          --
                                                --------   --------   --------   --------    --------    --------
   Net Income (Loss)                            $    171   $    118   $    126   $   (133)   $      2    $    224
                                                ========   ========   ========   ========    ========    ========

OTHER FINANCIAL DATA:

   Depreciation and Amortization                $    262   $    271   $    298   $    242    $     50    $    297
   Cash Flows from Operations                        405        216        486        316          56         614
   Capital Expenditures, including removal
   costs                                             209        246        213        240          33         288
   Cash Flows (used in) from Investing              (206)      (220)      (207)       246          33         280
   Cash Flows (used in) from Financing              (200)         8       (293)       (97)         14        (320)
   EBITDA (2)                                        508        518        529        188          52         518
   EBITDA Margin (3)                                  39%        37%        38%        17%         24%         41%
   Ratio of Earnings to Fixed Charges (4)            5.2        4.1        3.0       (0.8)
   Cash dividends per share (5)                     2.75       2.32

                                                                        COMPANY                           PREDECESSORS
                                                           ---------------------------------------------  ------------
                                                                               AS OF DECEMBER 31,
                                                           -----------------------------------------------------------
                                                             2002        2001       2000         1999         1998
                                                             ----        ----       ----         ----         ----
                                                                             (DOLLARS IN MILLIONS)
BALANCE SHEET DATA:
   Current Assets                                          $    406   $     431   $     416   $     412     $     435
   Property, Plant and Equipment, Net                         1,575       1,632       1,657       1,743         1,988

   Total Assets                                               2,717       2,748       2,767       2,828         2,457
   Current Liabilities                                          366         841         610         846           347
   Total Debt                                                 1,035       1,196       1,168       1,497             1
   Shareholders' Equity                                         665         538         498         370         1,813

                                                                        COMPANY                           PREDECESSORS
                                                           ---------------------------------------------  ------------
                                                                               AS OF DECEMBER 31,
                                                           -----------------------------------------------------------
                                                              2002       2001       2000        1999          1998
                                                              ----       ----       ----        ----          ----
OPERATING DATA:

   Access Lines in Service (000)                              1,260       1,273       1,283       1,265         1,231
   Wireless subscribers:
      Cellular (000)                                            351         302         335         285           204
      Paging (000)                                               16          49         126         184           219
   Total Access Lines (per 100 households)                       71          73          74          74            75
   Number of full-time Employees                              5,750       6,250       6,417       6,614         7,703
   Access Lines/Wireline Employee                               250         232         226         207           169
   Cellular Average Monthly Service Revenue Per User       $     41   $      44   $      38   $      43     $      49

----------

(1) Reclassifications of prior years' data have been made to conform to current year presentation.

(2) EBITDA represents operating income plus depreciation and amortization expense. EBITDA is used by some investors and analysts to analyze and compare companies on the basis of liquidity. EBITDA is not recognized under generally accepted accounting principles and should therefore not be construed as an alternative for net income, which is an indicator of a company's performance, or cash flow from operations, which is a liquidity measure. It is included because we believe it provides additional information with respect to our anticipated ability to meet future debt service, capital expenditures, and working capital requirements. The calculation of EBITDA may be different from the calculation used by other companies and therefore comparability may be affected.

(3) Determined by dividing EBITDA by revenues and sales.

(4) The ratio of earnings to fixed charges of the Predecessors has not been presented, as the fixed charges were nominal prior to the Acquisition since there was no significant indebtedness.

(5) The Company paid dividends during 2002 and 2001 of $69 million, or $2.753 per share, and of $58 million or $2.315 per share, respectively. Dividends were paid for the first time during 2001. There were 25 million outstanding shares of common stock and four shareholders of record both at December 31, 2002 and 2001.

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

As discussed in Note 1 to the consolidated financial statements, the Company executed a reorganization plan, which became effective May 1, 2002, whereby Verizon Wireless merged into PRTC. As a result of this merger, the Company released a deferred tax valuation allowance, related to the Acquisition, of $93 million, of which $51 million was recorded against goodwill and $42 million was recorded as a deferred tax benefit in the Company's consolidated statement of income during the second quarter of 2002 in accordance with SFAS No. 109. Management believes that sufficient book and taxable income will be generated by the merged company to realize the benefits of these tax assets.

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

The Company's depreciation expense is based on the composite group remaining life method and straight-line composite rates. This method provides for the recognition of the cost of the remaining net investment in telephone plant, less anticipated net salvage value, over the remaining asset lives. This method also requires a periodic evaluation of the average remaining useful lives related to the expected recoverability of the carrying value of assets based on changes in technology, environmental factors, the federal and local regulatory environment, and other competitive forces. Effective July 1, 2002, the Company changed its accounting estimates relating to depreciation resulting from a detailed review of the lives underlying the depreciation rates. The rate changes reflect expected useful lives resulting from the impact of technology and future competition as well as more closely approximating the assumptions used by other telephone companies. These charges resulted in decreasing depreciation expense by approximately $6 million for the second half of 2002. Refer to Note 4 to the consolidated financial statements for further details.

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

The most significant element in determining the Company's pension income (expense) in accordance with SFAS No. 87 is the expected return on plan assets. At December 31, 2002, the Company assumed that the expected long-term rate of return on plan assets would be 8.5%, which is 0.75% lower than the prior year. Historically, the Company's pension plan assets have earned in excess of 8.5%; therefore, the Company believes that its assumption of future returns of 8.5% is reasonable.

At the end of each year, the Company determines the rate used to discount plan liabilities. The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year. In estimating this rate, the Company looks to rates of return on high quality, fixed-income investments that receive one of the two highest ratings given by a recognized ratings agency. At December 31, 2002, the company determined this rate to be 6.75%, which is 0.5% lower than the prior year. The increase in the pension liability resulting from the change has been deferred in accordance with the amortization provisions of SFAS No. 87.

OTHER POST EMPLOYMENT BENEFITS

We provide retiree health benefits for employees that retire under our Pension Plan. We use various actuarial assumptions including the discount rate and the expected trend in health care costs to estimate the costs and benefit obligations for our retiree health plan.

At December 31, 2002, we assumed a discount rate of 6.75%, which is 0.5% lower than the prior year and increased our retiree health benefit liability. A large portion of this loss has been deferred in accordance with the amortization provisions of SFAS No. 106.

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

     The Wireless segment consists of:

-    Cellular service; and

-    Wireless equipment sales.

REVENUES

                                                   YEARS ENDED DECEMBER 31,
                                                    (DOLLARS IN MILLIONS)
                            ----------------------------------------------------------------------
                                      2002                    2001                    2000
                            ----------------------  ----------------------  ----------------------
WIRELINE:
Local                       $     578          45%  $     566          41%  $     554          40%
Long Distance                     146          11         186          13         170          12
Network Access                    325          25         355          25         389          28
Directory and Other                67           5          84           6          86           6
                            ---------         ---   ---------         ---   ---------         ---

   Total Wireline               1,116          86%      1,191          85%      1,199          86%
                            ---------         ---   ---------         ---   ---------         ---

WIRELESS:
Postpaid Cellular                 146          11         152          11         124           9
Prepaid Cellular                   27           2          25           2          24           2
                            ---------         ---   ---------         ---   ---------         ---
  Total Cellular                  173          13         177          13         148          11
Paging                              5          --          15           1          34           2
Wireless Equipment                  7           1          14           1          13           1
                            ---------         ---   ---------         ---   ---------         ---

  Total Wireless                  185          14%        206          15%        195          14%
                            ---------         ---   ---------         ---   ---------         ---

  Revenues                  $   1,301         100%  $   1,397         100%  $   1,394         100%
                            =========         ===   =========         ===   =========         ===

EXPENSES AND CHARGES

                                                              YEARS ENDED DECEMBER 31,
                                                               (DOLLARS IN MILLIONS)
                                                          -------------------------------
                                                            2002       2001       2000
                                                            ----       ----       ----
WIRELINE:

Labor and benefits                                        $    334   $    350   $    373
Other operating expenses                                       329        311        333
                                                          --------   --------   --------
   Total Wireline                                              663        661        706

WIRELESS:

Labor and benefits                                        $     31   $     34   $     35
Other operating expenses                                       100        131        106
                                                          --------   --------   --------
   Total Wireless                                              131        165        141

OTHER:

Early retirement and voluntary separation provisions            --         52         19
Depreciation and amortization                                  262        271        298
Interest expense, net                                           47         62         77
Equity income in joint venture                                  (3)        (3)        (2)
Minority interest in consolidated subsidiary                     1         --         --
Asset impairment charge                                         --          1         --
Income tax expense                                              29         70         40
Cumulative effect of accounting change - net of tax             --         --        (11)
                                                          --------   --------   --------

Net income                                                $    171   $    118   $    126
                                                          ========   ========   ========

OPERATING DATA

                                                              YEARS ENDED DECEMBER 31,
                                                          -------------------------------
                                                            2002       2001       2000
                                                            ----       ----       ----
Access Lines in Service (000's):
    Residential                                                957        965        974
    Business                                                   303        308        309
                                                          --------   --------   --------
Total                                                        1,260      1,273      1,283

On-island LD Minutes (millions)                                811      1,021        976
Off-island LD Minutes (millions)                               171        191        149

Cellular Customers (000's):
    Postpaid                                                   228        200        203
    Prepaid                                                    123        102        132
                                                          --------   --------   --------
Total                                                          351        302        335

Postpaid Cellular ARPU                                    $     52   $     60   $     51
Prepaid Cellular ARPU                                     $     20   $     17   $     17
Combined Cellular ARPU                                    $     41   $     44   $     38

Paging Customers (000's)                                        16         49        126

YEAR ENDED DECEMBER 31, 2002 COMPARED WITH YEAR ENDED DECEMBER 31, 2001

     REVENUES. Revenues for the year ended December 31, 2002 decreased $96 million, or 7%, to $1,301 million from $1,397 million in 2001.

     WIRELINE:

         Wireline revenues include local service, long distance, network access, directory revenues and other services. Wireline revenues for the year ended December 31, 2002 decreased $75 million, or 6%, to $1,116 million from $1,191 million in 2001.

         Local service revenues include basic voice, telephone and telecommunications equipment rental, value-added services, high-speed private line services, Internet access, and public phone service. Local service revenues for the year ended December 31, 2002 increased $12 million, or 2%, to $578 million from $566 million 2001. The increase is due to higher local data services while local voice services remained constant. The increase in local data services was mainly driven by an increase in Internet access revenues of $3 million, an increase in DSL revenues of $2 million, and an increase in frame relay revenues of $4 million.

         Long distance revenues include direct dial on-island and off-island, operator-assisted calls, prepaid calling cards and on-island private line revenues. Long distance revenues decreased $40 million, or 22%, to $146 million for the year ended December 31, 2002 from $186 million for the 2001. The decrease was mainly due to a decrease in intra-island long distance revenues of $28 million, a decrease in operator service revenues of $6 million and a decrease in off-island long distance revenues of $6 million. Long distance revenues have decreased mainly due to customer traffic migration to the cellular network.

         Network access revenues include services provided to long distance carriers, competitive local exchange carriers, and cellular and paging operators to originate and terminate calls on other network. These revenues for the year ended December 31, 2002 decreased $30 million, or 8%, to $325 million compared to $355 million for 2001. The decrease was primarily caused by a decrease in interstate high cost fund subsidies of $33 million, reflecting a phasing out of this subsidy (see "Regulatory Matters-Interstate High Cost Subsidy"). The decrease was partially offset by an increase in local USF charges of $4 million.

         Directory and other revenues include directory publishing rights, telecommunication equipment sales and billing and collection services to competitor long distance operators. Directory and other revenues for the year ended December 31, 2002 decreased $17 million, or 20%, to $67 million from $84 million for the year ended December 31, 2001, mainly due to a decrease in equipment sales of $13 million and a decrease in billing and collection service revenues of $4 million, reflecting lower long distance traffic from competitors.

     WIRELESS:

         Revenues from cellular and paging services and related equipment sales for the year ended December 31, 2002 decreased $21 million, or 10%, to $185 million from $206 million for 2001. Cellular service revenues decreased $4 million, or 2%, to $173 million from $177 million in 2001. This was primarily the result of combined cellular ARPU declining from $44 to $41 as new price plans with larger bundles of minutes were introduced into the market, which was partially offset by customer growth.

         Paging revenues declined $10 million, or 67%, to $5 million for the year ended December 31, 2002 from $15 million for 2001. The decrease was related to a reduction of 33,000 customers.

         Wireless equipment sales decreased $7 million, or 50%, to $7 million for year ended December 31, 2002 from $14 million for 2001. This decrease is mainly due to lower prepaid gross additions associated with lower promotional activities during the year ended December 31, 2002.

     OPERATING COSTS AND EXPENSES. Operating costs and expenses for the year ended December 31, 2002 decreased $33 million, or 4%, to $793 million from $826 million reported for the year 2001.

     WIRELINE:

         Wireline expenses for the year ended December 31, 2002 increased $2 million to $663 from the $661 million reported in 2001.

         Labor and benefit expenses decreased $16 million, or 5%, to $334 million from $350 million reported for the year ended December 31, 2001. This decrease in labor and benefit expense primarily reflects headcount reductions including the effect of early retirements and voluntary separation programs, as well as a reduction in overtime, contractors and expatriate expenses.

         Other operating expenses of $329 million for the year ended December 31, 2002, increased $18 million, or 6%, compared to 2001. The increase is primarily due to higher property and municipal tax provisions of $16 million and higher bad debt provisions of $10 million, offset in part by lower consulting and advertising expenses of $6 million and $5 million, respectively.

     WIRELESS:

         Wireless expenses for the year ended December 31, 2002, decreased $34 million, or 21%, to $131 million from the $165 million reported for the year ended December 31, 2001.

         Labor and benefit expenses decreased $3 million, or 9%, to $31 million from the $34 million reported for the year ended 2001. The decrease in labor and benefits expenses is mainly due to lower overtime, expatriate and temporary employee expenses.

         Other operating expenses decreased $31 million, or 24%, to $100 million from the $131 million reported for the comparable 2001 period. The decrease was due to lower costs from equipment sold of $21 million and lower bad debt provisions of $10 million and a $3 million gain on the sale of land. These decreases were offset by an increase in facilities expenses of $3 million associated with the new CDMA network.

         EARLY RETIREMENT AND VOLUNTARY SEPARATION PROVISIONS. In December 2002, the Company offered a voluntary separation program to qualified management employees. A non-cash provision of $0.5 million was recorded relating to 8 employee acceptances.

         A total of $52 million was recorded for early retirement and voluntary separation programs during 2001 associated with four separate offerings to a total of 567 employees.

         DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense of $262 million for the year ended December 31, 2002 was $9 million lower than for 2001, a decrease of 3%. The decrease in depreciation and amortization expense is mainly due to a change in wireline depreciation rates, which became effective July 1, 2002, reducing depreciation expense by $6 million and the discontinued amortization of goodwill and other indefinite life intangibles, as a result of the adoption of SFAS No. 142, which reduced amortization expense by $16 million for the year ended December 31, 2002. This decrease of $22 million was offset in part by higher gross plant balances, which produced approximately $13 million in depreciation expense.

         INTEREST EXPENSE. Interest expense of $47 million for the year ended December 31, 2002 was $15 million lower than 2001 due to lower interest rates and lower debt balances.

         EQUITY INCOME FROM JOINT VENTURE. Earnings of $3 million were generated for the year ended December 31, 2002 from our approximate 25% interest in VISI.

         MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY. A $1 million minority interest included in the Company's results of operations for the year ended December 31, 2002 represents the minority share of the income or loss of Popular, Inc.'s 33% investment in Coqui.net.

         INCOME TAXES. A $29 million tax provision for the year ended December 31, 2002 reflects the tax effect of the merger of Verizon Wireless into PRTC (See Note 1 to the consolidated financial statements). As a result of this merger, the Company released a deferred tax valuation allowance of $93 million, of which $51 million was recorded against goodwill and $42 million of which was recorded as a deferred tax benefit during the second quarter of 2002. The difference between the statutory tax and the effective rate of 15%, or $48 million, primarily reflects permanent differences related to the $42 million release of the valuation allowance and other permanent differences such as the internal accretion on the government subscription receivable and joint venture equity income.

YEAR ENDED DECEMBER 31, 2001 COMPARED WITH YEAR ENDED DECEMBER 31, 2000

     REVENUES. Revenues for the year ended December 31, 2001 increased $3 million, to $1,397 million from $1,394 million in 2000.

     WIRELINE:

         Wireline revenues include local service, long distance, network access, directory revenues and other services. Wireline revenues for the year ended December 31, 2001 decreased $8 million, to $1,191 million from $1,199 million in 2000.

         Local service revenues include basic voice, telephone and telecommunications equipment rental, value-added services, high-speed private line services, Internet access, and public phone service. Local service revenues for the year ended December 31, 2001 increased $12 million, or 2%, to $566 million from $554 million in 2000. The increase resulted primarily from an increase in revenues from high-speed private lines of $6 million and an increase of $4 million in revenues from each of: Internet access, value-added service, and deferred activation and installation. This increase was offset in part by a decrease in telephone and PBX rentals revenues of $5 million and lower public phone service revenues of $3 million.

         The waiting list for basic service decreased to 4,800 at December 31, 2001, compared to 14,300 at December 31, 2000. The decrease in the waiting list with no significant change in residential access lines from December 2000 to December 2001 reflects a softening economy. Increases in high-speed private lines to business and Internet access to consumers reflect an increase in demand for this service for the year ended December 31, 2001. Increases in value-added service revenues reflect successful bundling programs, which involve long distance and Internet access. The increase in Internet access is directly related to an increase in customers of approximately 24,000, or 23%, to 127,000, as compared to the prior year. The decrease in public phone service is caused by a 7% reduction in the number of public phones, compared to prior year, as the installed base is rationalized for cost efficiencies. Also, industry wide public phone revenues will continue to decrease due to the proliferation of wireless telephony.

         Long distance revenues include direct dial on-island and off-island, operator-assisted calls, prepaid calling card and on-island private line revenues. Long distance revenues increased $16 million, or 9%, to $186 million for the year ended December 31, 2001 from $170 million in 2000. The increase was due to an increase in intra-island long distance revenues of $9 million, an increase in long distance private line revenues of $6 million, an increase in off-island long distance revenues of $5 million and an increase in prepaid long distance cards revenue of $2 million. These increases were offset in part by a reduction in operator service revenues of $6 million. During the year 2001, we continued to recapture a portion of the intra-island long distance market and continued to increase our share of the off-island long distance market.

         Network access revenues include services provided to long distance carriers, competitive local exchange carriers, and cellular and paging operators to originate and terminate calls on our network. Network access revenues for the year ended December 31, 2001 decreased $34 million, or 9%, to $355 million compared to $389 million in 2000. The decrease was due to a decrease in off-island access revenues of $22 million, caused by lower competitive access volumes and lower access rates. The decrease was also due to a decrease in interstate high cost fund subsidies of $16 million reflecting a phasing out of this subsidy. The decrease was offset in part by an increase in intra-island access revenues of $2 million from long distance and cellular carriers relating to higher access volumes.

         Directory and other revenues include directory publishing rights, telecommunication equipment and billing and collection services to competitor long distance operators. Directory and other revenues for the year ended December 31, 2001 decreased $2 million, or 2%, to $84 million, from $86 million for the year ended December 31, 2000, mainly due to a reduction in billing and collection service revenues of $5 million and public phone access revenues of $1 million, offset in part by an increase in equipment sales revenues of $5 million.

         During 2000 we changed the method of accounting for directory publishing revenues and related expenses from the amortization method to the publication method, which became effective on January 1, 2000. See Note 3 to the consolidated financial statements for more details related to this accounting change.

     WIRELESS:

         Revenues from cellular and paging services and related equipment sales for the year ended December 31, 2001 increased $11 million, or 6%, to $206 million from $195 million in 2000. Cellular service revenues increased $29 million, or 20%, as a result of higher combined ARPU of $6. Postpaid cellular ARPU of $60 increased by $9 as a result of higher customer usage.

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

         Labor and benefit expenses decreased $23 million, or 6%, to $350 million from $373 million in 2000, mainly due to decreases in overtime expenses of $14 million, a decrease in pension and other post-employment benefits expenses of $8 million and a decrease in sick day provision of $5 million. These decreases were partially offset by an increase in salaries of $2 million and an increase in medical and life insurance expenses of $2 million. The net expense reduction reflects the results of cost containment measures.

         Other operating expenses of $311 million for the year ended December 31, 2001, decreased $22 million, or 7%, as compared to the year ended December 31, 2000. The decrease is primarily due to a decrease in the provision for bad debt of $13 million, a decrease in management fees and royalties of $11 million, a decrease in operating tax provisions of $8 million and a $5 million gain on the sale of a 33% interest in Coqui.net to Popular, Inc., a shareholder of the Company. The lower bad debt provision is due to stricter collection and disconnection policies for non-payment related to residential and small business customers. The decrease in management fees and royalties is mainly due to a 1% rate decrease, which became effective in March 2001. The decrease in other operating expenses was partially offset by an increase in off-island access charges of $4 million, an increase in costs from equipment sales of $4 million, and increases in deferred activation charges of $4 million and regulatory fees of $4 million.

     WIRELESS:

         Wireless expenses for the year ended December 31, 2001, increased $24 million, or 17%, to $165 million from the $141 million reported in 2000.

         Labor and benefit expenses decreased $1 million, or 3%, to $34 million from $35 million reported in the same 2000 period. The decrease is due to a decrease in temporary employees and contractor expenses of approximately $3 million and a decrease in overtime expenses of $1 million. These decreases were offset in part by higher salaries of $3 million due to an increase in full-time employees.

         Other operating expenses increased $25 million, or 24%, to $131 million from the $106 million reported in 2000. The increase was due to an increase in costs from equipment sales of $17 million, an increase in bad debt provisions of $4 million, an increase in network management fees of $3 million, an increase in roaming charges of $3 million and the absence of the gain on sale of assets of prior years of $8 million. These increases were offset in part by reductions in commission expense of $8 million and management fees and royalties of $3 million. Higher equipment costs and lower commission expense reflect a change in the structure of compensating agents for prepaid service together with shifting more postpaid selling from agents to the internal sales force.

         EARLY RETIREMENT AND VOLUNTARY SEPARATION PROVISIONS. A total of
$52 million was recorded for early retirement and voluntary separation programs during 2001 involving 567 employees associated with four separate offerings as summarized in the table below:

                                                               PERIOD         EMPLOYEE        PRE-TAX         PER CAPITA
                  PROGRAM                      OFFER DATE     RECORDED       ACCEPTANCE       CHARGE            AMOUNT
-------------------------------------------------------------------------------------------------------------------------
                                                                                                (In thousands)
Company wide- non-union employees
   Early retirement program                    4th Q 2000    1st Q 2001          13         $      3,846     $        296

Customer Contact Organization-
  non- union employees
   Early retirement program                    1st Q 2001    2nd Q 2001          19         $      5,520     $        291
   Voluntary separation program                1st Q 2001    2nd Q 2001          52         $      1,634     $         31

Company wide- disabled employees
   Early retirement program (1)                4th Q 1999    3rd Q 2001          29         $      5,400     $        186

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
                                                                                ===         ============

     (1) These 29 employees were initially determined not to be eligible for the program. In the third quarter of 2001, a qualified physician revaluated their disability status and determined that they were qualified for the program.

         The Company offered a voluntary early retirement program to qualified management employees during the fourth quarter of 2000 and recorded a $19 million non-cash provision relating to 95 employees who accepted.

         DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense of $271 million for the year ended December 31, 2001 was $27 million lower than in 2000, a decrease of 9%. The decrease in depreciation and amortization expenses is due to a change in useful lives.

         The composite rate for outside plant was revised, effective January 1, 2001, resulting in an increase in the useful life of the remaining balance of assets from 5.7 to 7.2 years. This reflects our change in network modernization plans, the current economic environment and its impact on competition and a high level analysis of lives used by other telephone companies. Additionally, we have been recording depreciation in excess of capital expenditures from 1999 through year-end 2001 resulting in a decrease in net plant assets throughout these years.

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

LIQUIDITY AND CAPITAL RESOURCES

CONSOLIDATED FINANCIAL CONDITION

YEAR ENDED DECEMBER 31, 2002 COMPARED WITH YEAR ENDED DECEMBER 31, 2001

                                               YEARS ENDED DECEMBER 31,
                                               ------------------------
                                          2002           2001          CHANGE
                                          ----           ----          ------
                                                     (in millions)
Cash flows from (used in):
    Operations                           $ 405          $  216         $  189
    Investing                             (206)           (220)            14
    Financing                             (200)              8           (192)

OVERALL LIQUIDITY ASSESSMENT

         We believe that cash from operations is sufficient to meet working capital needs. For 2002 current assets exceeded current liabilities by $39 million. We believe our sources of funds, from operations and from readily available external financing arrangements, are sufficient to meet ongoing operating, investing and financing requirements. We expect that presently foreseeable capital requirements of approximately $190 million for 2003, will continue to be financed through internally generated funds.

         We have an undrawn $400 million revolving credit facility maturing in March 2004, as well as a $50 million working capital facility which matures in June 2003, of which $40 million had been drawn as of year end. An aggregate principal amount of $300 million of the Company's senior notes matured on May 15, 2002. We refinanced these notes and the related interest payment through the issuance of new term loans totaling $225 million.

OPERATIONS

         The increase in cash from operations of $189 million for the year ended December 31, 2002, as compared to the prior year was primarily due to a decrease in disbursements of management fees and royalties of $79 million, a decrease in pension contributions of $77 million, a decrease in income tax payments of $15 million and a decrease in expatriate reimbursements of $9 million.

         Management fees and royalty payments for 1999 and 2000 were paid for the first time in 2001 pursuant to a deferral agreement as part of the Acquisition. This is also the primary reason for the lower expatriate expense in 2002 when compared to 2001.

         Pension plan payments decreased by $77 million during 2002 due to the change in policy whereby we funded our pension obligation at the lower-end of the ERISA minimum-funding obligation. Full year 2002 and 2001 pension and other post-employment benefits contributions amounted to $99 million and $176 million, respectively.

         Income tax payments for 2002 amounted to $40 million. Income tax payments decreased by $15 million because 2001 amounts also included a $34 million payment for the years 1999 and 2000 as the Company became a cash tax payer for the first time during 2001.

INVESTING

         Net cash used in investing activities for the year ended December 31, 2002 was $206 million compared to $220 million for the same period in 2001. The decrease in cash used in investing activities of $14 million is mainly due to a decrease in capital expenditures and removal costs of $37 million, offset in part by a reduction of $7 million in retirements and the absence of the $16 million proceeds from the sale of a 33% interest in Coqui.net to Popular, Inc. in 2001.

         The capital expenditure program for 2002 amounted to $205 million, which was financed from internally generated funds. The decrease in capital expenditures during 2002 despite an additional investment of $40 million in wireless CDMA is partially due to decreased spending on specific software projects, as well as general decreased spending as the Company has aligned its capital spending with softening demand for new wireline service.

         We have invested approximately $900 million from the date of the Acquisition through year-end 2002 to expand and enhance our networks. In 2003, we expect to make up to approximately $190 million in capital expenditures.

FINANCING

         Debt decreased $161 million for the year ended December 31, 2002, as compared to the year ended December 31, 2001. During 2002, the Company refinanced $300 million of senior notes, which matured on May 15, 2002, with new term credit agreements with four banks. The aggregate amount of the term loans is $225 million, with maturities ranging from two to three years, bearing interest at 70 to 100 basis points over LIBOR.

         The shareholders' agreement, entered into at the time of the Acquisition, requires the payment of dividends equal to at least 50% of consolidated net income, payable quarterly to the extent funds are legally available therefore. The Company paid dividends of approximately $69 million for the year ended December 31, 2002. The senior note indentures and credit facility agreements do not contain restrictions on the payment of dividends.

         In the Acquisition, the PRTA agreed to contribute cash or stock worth a total of $200 million as a capital contribution in five equal $40 million installments over five years beginning on March 2, 2000 to fund its underfunded pension and other post-employment benefit obligations. In March 2002, $40 million was received in cash from the PRTA for the third installment. See Note 14 to the consolidated financial statements.

CONTRACTUAL OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS

CONTRACTUAL OBLIGATIONS &
OTHER COMMERCIAL COMMITMENTS:                                         PAYMENTS DUE BY PERIOD
--------------------------------------------       ----------------------------------------------------------------
                                                                          (in millions)
                                                                                                         2008-
                                                     Total      2003       2004-2005   2006-2007       Thereafter
                                                     -----      ----       ---------   ---------    ---------------
Long Term Debt, including interest rate swap       $    712   $     --     $      --   $    412        $    300
Term Credit Facilities                                  225         --           100        125              --
Pension Benefit Obligations          (1)                466         73           198        195
Commercial Paper                                         58         58            --         --              --
Working Capital Credit Facility                          40         40            --         --              --
Operating Leases                                         49          3            18         13              15
Capital Lease Obligations                                 1          1            --         --              --
                                                   --------   --------     ---------   ---------       --------
Total                                              $  1,551   $    175     $     316   $    745        $    315
                                                   ========   ========     =========   =========       ========

(1) Pension obligations represent contributions based on ERISA minimum rules.

REGULATORY AND OTHER MATTERS

REGULATORY AND COMPETITIVE TRENDS

         Regulatory activity at the federal and local levels was primarily directed at meeting challenges in maintaining existing access rates and retaining subsidies to support the costs of Universal Service and other services. We are also addressing local number portability requirements.

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

         The February 2002 Order requires new rates for intra-island access to be implemented through phased-rate reductions over four years and directs PRTC to make a cash refund to end-user customers. The prospective access rate reductions (on a two-way basis) were ordered to take place on April 1st of each year as follows:

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

         On April 2, 2002, AT&T, Sprint and LTD ("Carriers") filed a petition with the Court for review of the February 2002 Order, requesting the Court to order the rate reduction without a phase-in period, remand the case back to the TRB and direct the TRB to calculate the refund from and after April 1997 instead of April 2000, with the Carriers receiving the refund instead of the end-user customers.

         The hearing involving oral presentations by the parties was held on February 19, 2003. The parties will have a fifteen (15) day period to submit their post hearing final brief once the transcript of the oral argument is received. PRT has not received this transcript yet. At this stage it is too early to assess the probability of success in the appeals process. The Company believes the Carriers' petition for review is without merit.

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

         Pan American Telephone, Inc., Intouch Telecommunications, Inc., and Choicetel Communications, Inc., three additional competitive providers also filed a similar suit in the United States District Court of Puerto Rico on September 4, 2002 on the same grounds. On November 8, 2002, after having evaluated and determined that this claim is similar to TPPR claim, we have filed a motion to dismiss the case. At present, we are awaiting a decision of the court.

         In August 16, 2002, PSA, the parent company for Phoenix of Puerto Rico ("Phoenix") filed a suit in the Delaware bankruptcy court claiming anti competitive acts. The claims have since been transferred to Federal District Court and the disputes between the two parties include PRT's amended administrative claim against PSA, and PSA's complaint for over $9 million against PRT. PRT has filed a motion to dismiss and change of venue which is pending before the Federal District Court.

         The Company's management believes all of these claims are without merit.

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

         On October 25, 2002, plaintiffs filed a motion requesting class certification. The plaintiffs filed on November 22, 2002, a voluntary request for dismissal as to some plaintiffs. On December 19, 2002, PRT filed its answer to the amended complaint. On February 18, 2003, PRT filed its respective opposition to plaintiff's motion for class certification. At present, we are awaiting for a decision with respect to the voluntary dismissals and our opposition to class certification.

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

         On November 22, 2002 plaintiffs filed a request for voluntary dismissal without prejudice. On February 26, 2003, the Court issued an Order with respect to the motion requesting voluntary dismissal. Specifically, the Court ordered the plaintiffs to present within a period of twenty (20) days, that is until March 18, 2003, their position towards the class action suit if the dismissal is granted. However, on March 5, 2003 the Court issued an Order dismissing the case without prejudice.

CTI ASSET TRANSFER

         Prior to the Acquisition, PRTC transferred its net wireless assets on September 1, 1998 to CTI (which became Verizon Wireless, a part of PRTC on May 1, 2002). Our Predecessors later filed a waiver request in 1998 with the FCC to record this transfer at book value instead of fair value. Since our Predecessors had not included the costs of wireless operations in the regulated rate setting process, we believe ratepayers did not bear the cost of our Predecessor's wireless investment.

         The FCC denied the Company's petition in April 2001, but recognized that while there were questions concerning certain costs and expenses, the cellular and paging assets had been removed from the interstate rate base.

         The TRB stated in its February 2002 Order that for any prospective rate increase that the Company may pursue to compensate for revenue deficiencies it must first be applied against the gain in the wireless asset transfer, equating to $56 million applicable to intrastate. We will contest this position based on the fact that the wireless entity was set up after the last regulated intrastate rate increase in 1982 and therefore these costs were not included in setting such rates.

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

         However, the FCC delayed conversion to price cap regulation until June 30, 2002 and the Company has requested a further extension to June 30, 2003. As per Memorandum and Order released by the FCC on April 18, 2002, (DA 02-888), the Company is no longer required to file a waiver request until the FCC completes its review of the "all-or-nothing" rule.

INTERSTATE HIGH COST SUBSIDY

         On October 21, 1999, the FCC adopted a new high cost support mechanism, which has resulted in the phase out of the Company's High Cost Subsidy revenues. These revenues were $49 million in 2000, $33 million in 2001 and $4 million for 2002. On February 28, 2003 PRT sent a letter to FCC, asking the Commission to take action to restore the high-cost universal service support that the Company lost due to FCC policies adopted for non-rural companies based on the cost characteristics of mainland companies. PRT request the FCC to address the loss of its universal service support by adopting rules for insular areas that are similar to those applied to rural carriers.

MESSAGE PROCESSING AND BILLING SYSTEM

         The Company has an agreement for the implementation of a traffic polling and billing software system for its wireline operations. The billing portion of the project is currently behind schedule and management is evaluating the feasibility of continuing that portion. As of December 31, 2002 the Company has invested approximately $30 million in hardware, software and labor on the billing system portion of the project.

RECENT ACCOUNTING PRONOUNCEMENTS

Refer to Note 4 to the consolidated financial statements in Item 8 (Part 1) of this Form 10-K for disclosure on recent accounting pronouncements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE SENSITIVITY

         We are exposed to market risk in the normal course of business, resulting primarily from interest rate changes on our senior notes and interest rate swap agreements.

         The following table summarizes the fair value of our senior notes and interest rate swap at December 31, 2002 and 2001 and provides a sensitivity analysis of the fair values of these instruments assuming a 100 basis point change in the yield curve. The sensitivity analysis does not include the fair values of our floating-rate debt since it is not significantly affected by changes in market interest rates.

                                                                      FAIR VALUE
                                                                 AT 100 BASIS POINTS
                                                                 -------------------
                                BOOK VALUE     FAIR VALUE      INCREASE        DECREASE
                                ----------     ----------      --------        --------
                                                     (In thousands)
December 31, 2002:

   Senior Notes                $    699,802   $    747,000   $    724,420    $    783,860
   Interest Rate Swap                 2,883          2,883            359           5,405
                               ------------   ------------   ------------    ------------
      Total                    $    702,685   $    749,883   $    724,779    $    789,265
                               =============  ============   ============    ============

December 31, 2001:

   Senior Notes                $    999,757   $  1,001,874   $    969,805    $  1,035,800
   Interest Rate Swap                 1,147          1,147          4,081           6,635
                               ------------   ------------   ------------    ------------
      Total                    $  1,000,904   $  1,003,021   $    973,886    $  1,042,435
                               ============   ============   ============    ============

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                           TELECOMUNICACIONES DE PUERTO RICO, INC. AND
                           SUBSIDIARIES

                           Independent Auditors' Report

                           Consolidated Balance Sheets as of December 31, 2002 and 2001

                           Consolidated Statements of Operations for the Years Ended December 31, 2002, 2001 and 2000

                           Consolidated Statements of Changes in Shareholders' Equity for the Years Ended December 31, 2002, 2001 and 2000

                           Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000

                           Notes to Consolidated Financial Statements for the Years Ended December 31, 2002, 2001 and 2000

                           Schedule II - Valuation and Qualifying Accounts for the Years Ended December 31, 2002, 2001 and 2000

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders of Telecomunicaciones de Puerto Rico,
Inc.:

We have audited the accompanying consolidated balance sheet of Telecomunicaciones de Puerto Rico, Inc. and subsidiaries (the "Company") as of December 31, 2002 and 2001, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the years then ended. Our audit also included the financial statement schedule listed in the Index at Item 14 for the years ended December 31, 2002 and 2001. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Telecomunicaciones de Puerto Rico, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 4 to the financial statements, the Company changed its method of accounting for goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and other intangible assets", effective January 1, 2002.

Ernst & Young LLP
San Juan, Puerto Rico

February 28, 2003

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders of Telecomunicaciones de Puerto Rico,
Inc.:

We have audited the accompanying consolidated statements of operations, changes in shareholders' equity, and cash flows of Telecomunicaciones de Puerto Rico, Inc. and subsidiaries (the "Company") for the year ended December 31, 2000. Our audit also included the financial statement schedule listed in the Index at Item 15 for the year ended December 31, 2000. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of Telecomunicaciones de Puerto Rico, Inc. and subsidiaries for the year ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the 2000 basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

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

Deloitte & Touche LLP
San Juan, Puerto Rico

March 9, 2001

            TELECOMUNICACIONES DE PUERTO RICO, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                                                                                    DECEMBER 31,
                                                                           ------------------------------
                                                                               2002              2001
                                                                           ------------      ------------
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                             $     33,667      $     34,797
     Accounts receivable, net of allowance for doubtful accounts
       of $132,894 and $107,346  in 2002 and 2001, respectively                 343,519           359,914
     Inventory and supplies, net                                                 18,039            24,755
     Prepaid expenses                                                            10,876            11,610
                                                                           ------------      ------------
         Total current assets                                                   406,101           431,076
PROPERTY, PLANT AND EQUIPMENT, net                                            1,575,334         1,631,770
GOODWILL, net                                                                   126,927           178,094
INTANGIBLES, net                                                                180,848           180,370
DEFERRED INCOME TAX                                                             308,851           221,499
OTHER ASSETS                                                                    119,336           105,441
                                                                           ------------      ------------
TOTAL ASSETS                                                               $  2,717,397      $  2,748,250
                                                                           ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
      Short-term debt                                                      $     97,932      $    494,335
      Other current liabilities                                                 268,034           346,859
                                                                           ------------      ------------
         Total current liabilities                                              365,966           841,194
LONG-TERM DEBT, excluding current portion                                       937,035           701,441
PENSION AND OTHER POST-EMPLOYMENT BENEFITS                                      590,157           531,636
OTHER NON-CURRENT LIABILITIES                                                   146,634           124,905
                                                                           ------------      ------------
         Total liabilities                                                    2,039,792         2,199,176
                                                                           ------------      ------------
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY                                     12,229            10,759
                                                                           ------------      ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
    Common stock                                                                703,270           701,952
    Deferred ESOP compensation                                                  (27,408)          (28,793)
    Subscription receivable                                                     (76,093)         (109,959)
    Retained earnings                                                           155,789            53,592
    Accumulated other comprehensive loss, net of tax                            (90,182)          (78,477)
                                                                           ------------      ------------
          Total shareholders' equity                                            665,376           538,315
                                                                           ------------      ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                 $  2,717,397      $  2,748,250
                                                                           ============      ============

The accompanying notes are an integral part of these financial statements.

            TELECOMUNICACIONES DE PUERTO RICO, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                 (In thousands)

                                                                     FOR THE YEARS ENDED DECEMBER 31,
                                                               --------------------------------------------

                                                                  2002             2001             2000
                                                               ----------       ----------       ----------
REVENUES:
  Local services                                               $  578,332       $  566,591       $  554,171
  Long distance services                                          145,646          185,720          170,132
  Access services                                                 325,453          354,736          389,115
  Cellular services                                               172,940          177,071          148,183
  Paging services                                                   5,241           14,906           33,795
  Directory services                                               19,928           20,292           20,828
  Other services and sales                                         53,735           77,279           77,355
                                                               ----------       ----------       ----------
      Total revenues                                            1,301,275        1,396,595        1,393,579
                                                               ----------       ----------       ----------

OPERATING COSTS AND EXPENSES:
  Labor and benefits                                              365,311          384,231          407,912
  Other operating expenses                                        427,419          442,637          437,566
  Early retirement and voluntary separation provision                 467           51,971           19,342
  Depreciation and amortization                                   261,543          270,974          298,452
                                                               ----------       ----------       ----------
      Total operating costs and expenses                        1,054,740        1,149,813        1,163,272
                                                               ----------       ----------       ----------

OPERATING INCOME                                                  246,535          246,782          230,307
                                                               ----------       ----------       ----------

OTHER INCOME (EXPENSE):
  Interest (expense) income, net                                  (47,540)         (60,679)         (76,529)
  Equity income from joint venture                                  2,878            2,966            2,000
  Minority interest in consolidated subsidiary                     (1,469)             195                -
  Asset impairment charge                                               -           (1,300)               -
                                                               ----------       ----------       ----------
      Total other income (expense), net                           (46,131)         (58,818)         (74,529)
                                                               ----------       ----------       ----------

INCOME BEFORE INCOME TAX
  EXPENSE                                                         200,404          187,964          155,778

INCOME TAX EXPENSE                                                 29,371           69,508           40,356
                                                               ----------       ----------       ----------

INCOME BEFORE CUMULATIVE EFFECT
  OF ACCOUNTING CHANGE
                                                                  171,033          118,456          115,422

CUMULATIVE EFFECT OF ACCOUNTING
  CHANGE, net of income tax provision of  $6,885                       --               --           10,769
                                                               ----------       ----------       ----------

NET INCOME                                                     $  171,033       $  118,456       $  126,191
                                                               ==========       ==========       ==========

The accompanying notes are an integral part of these financial statements.

            TELECOMUNICACIONES DE PUERTO RICO, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                 (In thousands)

                                                                                                          ACCUMULATED
                                                                 DEFERRED                    RETAINED       OTHER
                                                     COMMON        ESOP       SUBSCRIPTION   EARNINGS    COMPREHENSIVE
                                                     STOCK     COMPENSATION    RECEIVABLE    (DEFICIT)       LOSS          TOTAL
                                                     -----     ------------    ----------    ---------       ----          -----
BALANCE, DECEMBER 31, 1999                          $ 699,284   $  (26,100)   $ (170,363)    $(133,193)   $       --     $  369,628

  Accretion of discount on subscription receivable         --           --       (10,960)           --            --        (10,960)
  PRTA capital contribution                                --           --        40,000            --            --         40,000
  Advance to ESOP                                          --       (3,320)           --            --            --         (3,320)
  Release of ESOP shares                                  936          767            --            --            --          1,703
  Comprehensive income:
     Net income                                            --           --            --       126,191            --        126,191
     Other comprehensive loss:
       Minimum pension liability adjustment                --           --            --            --       (25,475)       (25,475)
                                                                                                                         ----------
  Comprehensive income                                     --           --            --            --            --        100,716
                                                    ---------   ----------    ----------     ---------    ----------     ----------

BALANCE, DECEMBER 31, 2000                          $ 700,220   $  (28,653)   $ (141,323)    $  (7,002)   $  (25,475)    $  497,767

  Dividends paid                                           --           --            --       (57,862)           --        (57,862)
  Accretion of discount on subscription receivable         --           --        (8,636)           --            --         (8,636)
  PRTA capital contribution                                --           --        40,000            --            --         40,000
  Release of ESOP shares                                1,732        1,420            --            --            --          3,152
  Advance to ESOP                                          --       (1,535)           --            --            --         (1,535)
  Other ESOP contribution                                  --          (25)           --            --            --            (25)
  Comprehensive income:
     Net income                                            --           --            --       118,456            --        118,456
     Other comprehensive loss:
       Minimum pension liability adjustment                --           --            --            --       (53,002)       (53,002)
                                                                                                                         ----------
  Comprehensive income                                     --           --            --            --            --         65,454
                                                    ---------   ----------    ----------     ---------    ----------     ----------

BALANCE, DECEMBER 31, 2001                          $ 701,952   $  (28,793)   $ (109,959)    $  53,592    $  (78,477)    $  538,315

  Dividends paid                                           --           --            --       (68,836)           --        (68,836)
  Accretion of discount on subscription receivable         --           --        (6,134)           --            --         (6,134)
  PRTA capital contribution                                --           --        40,000            --            --         40,000
  Release of ESOP shares                                1,318        1,385            --            --            --          2,703
  Comprehensive income:
     Net income                                            --           --            --       171,033            --        171,033
     Other comprehensive loss, net of taxes:
       Minimum pension liability adjustment                --           --            --            --       (11,705)       (11,705)
                                                                                                                         ----------
  Comprehensive income                                     --           --            --            --            --        159,328
                                                    ---------   ----------    ----------     ---------    ----------     ----------

BALANCE, DECEMBER 31, 2002                          $ 703,270   $  (27,408)   $  (76,093)    $ 155,789    $  (90,182)    $  665,376
                                                    =========   ==========    ==========     =========    ==========     ==========

The accompanying notes are an integral part of these financial statements.

            TELECOMUNICACIONES DE PUERTO RICO, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                                                         FOR THE YEARS ENDED DECEMBER 31,
                                                                         --------------------------------
                                                                    2002               2001               2000
                                                                    ----               ----               ----
CASH FLOWS FROM OPERATING ACTVITIES:
 Net income                                                       $ 171,033          $ 118,456          $ 126,191
  Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization                                     261,543            270,974            298,452
  Provision for uncollectible accounts                               73,195             73,422             82,759
  Wireless Asset impairment charge                                       --              1,300                 --
  Deferred income tax                                               (28,527)            13,619             21,441
  Cumulative effect of accounting change                                 --                 --            (10,769)
  Accretion of discount on subscription receivable                   (6,134)            (8,636)           (10,960)
  Equity income from joint venture                                   (2,878)            (2,966)            (2,000)
  Early retirement and voluntary separation provision                   467             51,971             19,342
  Release of ESOP shares                                              2,703              3,152              1,703
  Gain on sale of subsidiary stock                                       --             (5,413)                --
  Minority interest in consolidated subsidiary                        1,469               (195)                --
  Interest rate swap amortization                                      (875)                --                 --
  Changes in assets and liabilities:
    Accounts receivable                                             (56,800)           (87,841)           (88,165)
    Inventory and supplies                                            6,716              3,716              2,899
    Prepaid expenses and other assets                                (4,187)           (15,265)           (40,008)
    Other current and non-current liabilities                         1,894            (73,632)            93,583
    Pension and other post-employment benefits                      (14,764)          (126,805)            (8,950)
                                                                  ---------          ---------          ---------
      Net cash provided by operating activities                     404,855            215,857            485,518
                                                                  ---------          ---------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures, including removal costs                    (208,855)          (246,329)          (213,137)
  Net salvage on retirements and other                                3,270             10,342              6,236
  Proceeds from sale of subsidiary stock                                 --             16,367                 --
                                                                  ---------          ---------          ---------
      Net cash used in investing activities                        (205,585)          (219,620)          (206,901)
                                                                  ---------          ---------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Capital contribution                                               40,000             40,000             40,000
  Advance to ESOP                                                        --             (1,560)            (3,320)
  Net issuance (repayments) of short-term debt, including
    capital leases                                                 (396,564)            27,148           (329,945)
  Borrowings of long-term debt                                      225,000                 --                 --
  Dividends Paid                                                    (68,836)           (57,862)                --
                                                                  ---------          ---------          ---------
      Net cash (used in) provided by  financing activities         (200,400)             7,726           (293,265)
                                                                  ---------          ---------          ---------

NET (DECREASE) INCREASE IN CASH
  AND CASH EQUIVALENTS                                               (1,130)             3,963            (14,648)
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                                          34,797             30,834             45,482
                                                                  ---------          ---------          ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $  33,667          $  34,797          $  30,834
                                                                  =========          =========          =========

The accompanying notes are an integral part of these financial statements.

TELECOMUNICACIONES DE PUERTO RICO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

1.  BUSINESS / CORPORATE STRUCTURE

    Telecomunicaciones de Puerto Rico, Inc., a Puerto Rico corporation (the "Company"), holds 100% of the common stock of Puerto Rico Telephone Company, Inc. ("PRTC"), PRT Larga Distancia, Inc. ("PRTLD"), and Datacom Caribe, Inc. ("Datacom"). The Company also holds a 67% interest in Coqui.net Corporation ("Coqui.net"), in which Popular, Inc., one of our shareholders, holds the remaining 33% interest, and a 25% interest in Verizon Information Services Puerto Rico, Inc. S. en C. ("VISI"), in which GTE Holdings (Puerto Rico) LLC, our majority shareholder, holds a 36% interest. The Company is the largest telecommunications service provider in Puerto Rico. PRTC is the incumbent local exchange carrier for the island of Puerto Rico. Wireline service is provided by PRTC and cellular and paging services are provided by the wireless division of PRTC. The Company's off-island long distance service is provided by PRTLD. The Company's dial-up Internet access service is provided by Coqui.net. The Company's directory publishing revenues are generated by VISI.

    GTE Corporation ("GTE"), through its subsidiary GTE Holdings (Puerto Rico) LLC, acquired a 40% interest and management control over the Company on March 2, 1999 from Puerto Rico Telephone Authority ("PRTA"), an entity of the Commonwealth of Puerto Rico (the "Acquisition"). In the Acquisition, Popular, Inc. acquired a 10% interest in the Company. GTE and Bell Atlantic Corporation merged on June 30, 2000 to form Verizon Communications Inc. ("Verizon"). On January 25, 2002, GTE Holdings (Puerto Rico) LLC and Popular, Inc. acquired an additional 12% and 3% interest in the Company, respectively, by exercising an option each held since the Acquisition (the "Option Exercise"). Verizon and Popular, Inc. obtained the additional ownership interest from PRTA Holdings Corp., a subsidiary of the PRTA ("PRTA Holdings"). Verizon and Popular, Inc. paid PRTA Holdings $138 million and $34 million, respectively, for a total of $172 million in cash for the additional 3,750,000 shares at a $45.9364 per share price established in the Share Option Agreement, an agreement entered into at the time of the Acquisition. As a result, Verizon now owns 52%, PRTA owns 28%, Popular owns 13% and the Employee Stock Ownership Plan owns 7% of the outstanding capital stock of the Company. The Company is an affiliate of Verizon, which now consolidates the Company's financial results with its own financial results.

    PRTC/VERIZON WIRELESS MERGER

    On May 1, 2002, the Company completed a tax-free reorganization whereby it merged Verizon Wireless Puerto Rico, Inc. ("Verizon Wireless"), a wholly owned subsidiary of the Company, into PRTC. Prior to the merger, the Company created a new wholly owned subsidiary, PRTLD, to carry the off-island long distance business previously provided by Verizon Wireless. The objectives of the reorganization were to (i) integrate the wireline and wireless operations without jeopardizing the continuity of the off-island long distance license, (ii) simplify the overall corporate structure to reduce administrative costs, and (iii) provide better control and monitoring of the off-island long distance business and increase its potential for growth in Puerto Rico. As a result of this merger, the Company released a deferred tax valuation allowance, related to the Acquisition, of $93 million, of which $51 million was recorded against goodwill and $42 million was recorded as a deferred tax benefit in the Company's consolidated statement of income for the second quarter of 2002 in accordance with Statements of Financial Accounting Standards ("SFAS") No. 109.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION

    The accompanying audited consolidated financial statements have been prepared in accordance with accounting principles accepted in the United States which require management to make estimates and assumptions that affect reported amounts and disclosures and with the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of management the financial statements include all adjustments consisting of normal recurring accruals, necessary to fairly present the results of operations and financial condition. The Company is a holding company with no significant assets or operations other than its investment in its subsidiaries. PRTC is a wholly owned subsidiary of the Company, and fully and unconditionally guarantee payment of the senior notes, term loans and the commercial paper.

    PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and its controlled subsidiary companies, which are wholly owned or majority owned. All significant intercompany accounts and transactions have been eliminated.

    USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles in the United States, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

    The Company's depreciation expense is based on the composite group remaining life method and straight-line composite rates. This method provides for the recognition of the cost of the remaining net investment in telephone plant, less anticipated net salvage value, over the remaining asset lives. This method also requires a periodic evaluation of the average remaining useful lives related to the expected recoverability of the carrying value of assets based on changes in technology, environmental factors, the federal and local regulatory environment, and other competitive forces. Effective on July 1, 2002, the Company changed its accounting estimates relating to depreciation. Refer to Note 4 to the consolidated financial statements for further details.

    INTANGIBLE ASSETS

    Intangible assets consist principally of goodwill, trade names, wireline concessions, cellular licenses, customer base and software licenses.

    Effective January 1, 2002, the Company adopted SFAS No. 142 and therefore discontinued the amortization of goodwill and other long-lived assets such as cellular licenses and wireline concessions. The Company amortizes trade names and software licenses on a straight-line basis over 25 and 5 years, respectively. Refer to Note 4 to the consolidated financial statements for further information.

    SOFTWARE COSTS

    The Company defers and amortizes software development project costs over a five-year period beginning with the project completion.

    ADVERTISING COSTS

    The Company expenses advertising costs as incurred, and recorded advertising costs of $15 million and $20 million in 2002 and 2001, respectively.

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

    IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS

    Assets are assessed for impairment when changes in circumstances indicate that their carrying values are not recoverable. Effective, January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets. Losses are recognized in circumstances where an impairment exists, at the amount by which the carrying value of assets exceeds fair value. Fair value is determined based on quoted market prices, if not available, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flows and fundamental analysis.

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

    INTEREST RATE RISK

    The Company uses interest rate swap agreements to manage exposures to changes in the fair value of its senior notes to achieve a targeted mix of fixed and variable rate debt. The Company does not hold interest rate swaps for trading purpose. Interest rate swaps are marked-to-market in the consolidated balance sheet as a component of other assets.

    MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY

    The minority interest in the consolidated balance sheet reflects Popular Inc.'s 33% net investment in Coqui.net at year-end.

    RECLASSIFICATIONS

    Reclassifications of prior years' data have been made to conform to the current year's presentation.

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

    Effective January 1, 2002, the Company adopted SFAS No. 142. SFAS No. 142 no longer permits the amortization of goodwill and other indefinite-lived intangible assets, which has resulted in reducing amortization expense by $16 million for the year ended December 31, 2002. Under SFAS No. 142 assets of each reporting unit must be reviewed annually (or, under certain conditions, more frequently) for impairment. The Company has three reporting units; wireline, wireless and dial-up Internet access.

    The Company, together with an independent appraiser, performed the impairment test for the three reporting units. The evaluation revealed that the assets of the three reporting units were fully realizable. The Company intends to perform future tests for impairment at least annually and more often if the Company believes that events or circumstances warrant such action.

    The following financial information represents the adjusted consolidated results of operations as if adoption of SFAS No. 142 had been applied to the prior period presented. Adjusted results presented below exclude the effects (net of tax) of the amortization of goodwill and other indefinite life intangibles.

                                                                     FOR THE YEARS ENDED DECEMBER 31,
                                                        (ADJUSTED)       (AS REPORTED)        (ADJUSTED)       (AS REPORTED)
                                        2002               2001               2001               2000               2000
                                        ----               ----               ----               ----               ----
                                                                        (In thousands)
Revenues                             $1,301,275         $1,396,595         $1,396,595         $1,393,579         $1,393,579

Operating costs and expenses          1,054,740          1,134,165          1,149,813          1,147,604          1,163,272
                                     ----------         ----------         ----------         ----------         ----------

Operating income                        246,535            262,430            246,782            245,975            230,307

Other expense, net                       46,131             58,818             58,818             74,529             74,529
                                     ----------         ----------         ----------         ----------         ----------

Income before income tax                200,404            203,612            187,964            171,446            155,778

Income tax expense                       29,371             73,868             69,508             44,716             40,356
                                     ----------         ----------         ----------         ----------         ----------

Net Income before cumulative
   effect                               171,033            129,744            118,456            126,730            115,422
Cumulative effect of
   accounting Change                          -                  -                  -             10,769             10,769
                                     ----------         ----------         ----------         ----------         ----------
Net Income                           $  171,033         $  129,744         $  118,456         $  137,499         $  126,191
                                     ==========         ==========         ==========         ==========         ==========

The following table reconciles net income reported for the year December 31, 2002 to the adjusted net income for the same period, as required by the provisions of SFAS No. 142.

                                                     2001              2000
                                                     ----              ----
RECONCILIATION:                                         (In thousands)
---------------
    Net income, as reported                      $    118,456        $ 126,191
    Discontinued amortization of goodwill               9,446            9,466
    Discontinued amortization of other
       indefinite life intangibles                      6,202            6,202
    Tax effect                                         (4,360)          (4,360)
                                                 ------------        ---------
       Adjusted net income                       $    129,744        $ 137,499
                                                 ============        =========

ASSET RETIREMENT OBLIGATIONS

    On January 1, 2003, we adopted SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement provides the accounting for the cost of legal obligations associated with the retirement of long-lived assets. SFAS No. 143 requires that companies recognize the fair value of a liability for asset retirement obligations in the period in which the obligations are incurred and capitalize that amount as part of the book value of the long-lived asset. We have determined that PRT does not have a material legal obligation to remove long-lived assets as described by this statement. However, we have included estimated removal costs in our group depreciation models. These costs have increased depreciation expense and accumulated depreciation for future removal costs for existing assets. These removal costs are recorded as a reduction to accumulated depreciation when the assets are retired and removal costs are incurred.

    For some assets, such as telephone poles, the removal costs exceed salvage value. Under the provisions of SFAS No. 143, we are required to exclude costs of removal from our depreciation rates for assets for which the removal costs exceed salvage. Accordingly, in connection with the initial adoption of this standard on January 1, 2003, we have reversed accrued costs of removal in excess of salvage from our accumulated depreciation accounts for these assets. The adjustment was recorded as a cumulative effect of an accounting change, resulting in the recognition of an estimated gain of $116.5 million ($71 million after-tax). Effective January 1, 2003, we began expensing costs of removal in excess of salvage for these assets as incurred. The impact of this change in accounting will result in a decrease in depreciation expense and an increase in operational and support expenses. We estimate the net increase to operating income in 2003, excluding the cumulative effect adjustment, will be approximately $12 million ($7 million after-tax).

    ACCOUNTING FOR IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS

    In August 2001, the FASB issued SFAS No. 144. This standard supersedes SFAS No. 121 and the provisions of Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" with regard to reporting the effects of a disposal of a segment of a business. SFAS No. 144 establishes a single accounting model for assets to be disposed of by sale and addresses several SFAS No. 121 implementation issues. The Company adopted SFAS No. 144 effective January 1, 2002 and the adoption did not have any material impact on its financial statements.

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

    ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES

    In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other costs to Exit an Activity (including Certain Costs Incurred in Restructuring)." EITF Issue No. 94-3 required accrual of liabilities related to exit and disposal activities at a plan (commitment) date. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company believes that the adoption of SFAS No. 146 will not have a material effect on its results of operations and financial condition.

5.  PROPERTY, PLANT AND EQUIPMENT
    Property, plant and equipment consist of:

                                                   REMAINING USEFUL         DECEMBER 31,      DECEMBER 31,
                                                    LIVES (YRS) (1)             2002              2001
                                                    ---------------         ------------      ------------
                                                 CURRENT     PREVIOUS               (In thousands)
                                                 -------     --------
Outside plant                                      8.9         8.6        $    2,039,412      $  1,978,670
Central office and transmission equipment          4.7         4.0             1,297,454         1,228,540
Equipment and other                                3.0         3.5               349,832           357,885
Buildings                                         21.5        23.3               314,345           334,307
Land                                               N/A         N/A                27,541            25,309
                                                                          --------------      ------------
     Gross plant in service                                                    4,028,584         3,924,711
Less: accumulated depreciation                                                 2,568,380         2,407,760
                                                                          --------------      ------------
     Net plant in service                                                      1,460,204         1,516,951
Construction in progress                                                         115,130           114,819
                                                                          --------------      ------------
     Total                                                                $    1,575,334      $  1,631,770
                                                                          ==============      ============

(1) These lives consider estimated removal costs and estimated proceeds from disposal.

    Effective July 1, 2002, the Company changed its accounting estimates relating to depreciation, resulting from a detailed review of the lives underlying the depreciation rates. The rate changes reflect expected useful lives resulting from the impact of technology and future competition as well as more closely approximating the assumptions used by other telephone companies. These changes resulted in decreasing depreciation expense by approximately $6 million for the second half of 2002.

6.  GOODWILL

    Following is a breakdown of goodwill by reporting unit.

                                               CARRYINGVALUE
                                               -------------
                                    DECEMBER 31,          DECEMBER 31,
                                        2002                  2001
                                    ------------          ------------
                                              (In thousands)
Wireline (PRTC)                     $   102,731            $  153,898
Dial-up Internet (Coqui.net)             24,196                24,196
                                    -----------            ----------
     Total                          $   126,927            $  178,094
                                    ===========            ==========

7.  INTANGIBLES

                                               CARRYINGVALUE
                                               -------------
                                    DECEMBER 31,          DECEMBER 31,
                                       2002                  2001
                                    ------------          ------------
                                              (In thousands)
INDEFINITE LIFE:
Wireline concession                 $    85,120            $   85,120
FCC Cellular licenses                    23,855                23,855
                                    -----------            ----------
    Total Indefinite Life           $   108,975            $  108,975
                                    ===========            ==========

                                                DECEMBER 31, 2002                                 DECEMBER 31, 2001
                                                -----------------                                 -----------------
                                                                         (In thousands)

DEFINITE LIFE:                        COST          ACC. AMORT       BOOK VALUE          COST          ACC. AMORT       BOOK VALUE
                                      ----          ----------       ----------          ----          ----------       ----------
Wireline trade name                 $ 48,400         $  7,417         $ 40,983         $ 48,400         $  5,485         $ 42,915
Software licenses                     45,708           15,525           30,183           35,501            8,453           27,048
Customer base                         15,544           14,837              707           15,544           14,112            1,432
Other                                    500              500               --              500              500               --
                                    --------         --------         --------         --------         --------         --------
   Total Definite Life              $110,152         $ 38,279         $ 71,873         $ 99,945         $ 28,550         $ 71,395
                                    --------         --------         --------         --------         --------         --------

Plus: Total Indefinite Life                                           $108,975                                           $108,975
                                                                      --------                                           --------
Total                               $110,152         $ 38,279         $180,848         $ 99,945         $ 28,550         $180,370
                                    ========         ========         ========         ========         ========         ========

    The following table presents current and expected amortization expense of existing intangible assets as of December 31, 2002 and for each of the following years:

                                                                        AMOUNT
                                                                    (In thousands)
Aggregate amortization expense:
  For the year ended December 31, 2002                                $   9,729
Expected amortization expense for the years ending
  December 31:
  2003                                                                    8,016
  2004                                                                    7,516
  2005                                                                    7,291
  2006                                                                    7,291
  2007                                                                    7,291

8.  OTHER ASSETS

                                                                   DECEMBER 31,      DECEMBER 31,
                                                                       2002              2001
                                                                   ------------      ------------
                                                                           (In thousands)
Deferred activation and installation costs                         $     65,351       $    49,744
Notes receivable-equipment sales                                         15,396            21,394
Deferred pension asset                                                   20,646            15,010
Investment in VISI                                                        4,823             4,119
Deferred financing costs, net                                             3,970             5,044
Other deferred costs                                                      5,288             6,205
Interest rate swap                                                        2,883             1,147
Other assets                                                                979             2,778
                                                                   ------------       -----------
   Total                                                           $    119,336       $   105,441
                                                                   ============       ===========

9.  PENSION PLAN

    The Company has noncontributory pension plans for full-time employees, which are tax qualified as they meet Employee Retirement Income Security Act of 1974 (the "ERISA") requirements. The Company realizes tax deductions when contributions are made to the trusts. The trusts invest in equity and fixed income securities to meet benefit obligation.

    The pension benefit is composed of two elements. An employee receives an annuity at retirement when they reach the rule of 85 (age plus years of service). The annuity is calculated by applying a percentage times years of service to the last three years of salary. The second element is a lump sum based on years of service, approximating nine to twelve months of salary.

    There are separate trust for the annuity and the lump sum benefit with a further separation of the annuity benefit into a plan for the UIET union and for the HIETEL union and management employees.

    Health care and life insurance benefits are provided to retirees. The following table sets forth the status of the plans, the actuarial assumptions and the amounts in the financial statements as of December 31, 2002 and 2001:

(In thousands)

                                                  PENSION BENEFITS                    POST-RETIREMENT BENEFITS
                                          --------------------------------        --------------------------------
                                          FOR THE YEAR        FOR THE YEAR        FOR THE YEAR        FOR THE YEAR
                                             ENDED               ENDED               ENDED               ENDED
                                          DECEMBER 31,        DECEMBER 31,        DECEMBER 31,        DECEMBER 31,
                                             2002                2001                2002                2001
                                          ------------        ------------        ------------        ------------
Change in benefit obligation:
 Benefit obligation at beginning
  of period                               $   968,948         $   899,523         $   397,216         $   290,426
 Service cost                                  15,856              16,482               6,751               5,098
 Interest cost                                 67,180              67,820              28,963              22,908
 Actuarial loss                                52,923              25,497             163,600              97,519
 Plan amendments-ERW                               --              33,220                  --               1,829
 Plan amendments-Other                             --                  --                  --                  --
 Benefits paid                                (83,172)            (73,594)            (20,289)            (20,564)
                                          -----------         -----------         -----------         -----------
 Benefit obligation at end of
  Period                                  $ 1,021,735         $   968,948         $   576,241         $   397,216
                                          -----------         -----------         -----------         -----------
Change in plan assets:
 Fair value of plan assets at
  beginning of period                         623,229             579,675                  --                  --
 Actual loss on plan assets                   (61,172)            (38,331)                 --                  --
 Employer contributions                        78,420             154,651                  --                  --
 Benefits paid                                (82,316)            (72,766)                 --                  --
                                          -----------         -----------         -----------         -----------
 Fair value of plan assets at end
  of period                               $   558,161         $   623,229         $        --                  --
                                          -----------         -----------         -----------         -----------

Funded status                                (463,574)           (345,719)           (576,241)           (397,216)
Unrecognized loss                             241,810              76,471             324,225             168,811
Unrecognized prior service cost                22,569              26,353               4,740               5,636
Unrecognized net transition
 Obligation                                     2,269               2,782              22,531              24,733
                                          -----------         -----------         -----------         -----------
Net amount recognized                     $  (196,926)        $  (240,113)        $  (224,745)        $  (198,036)
                                          ===========         ===========         ===========         ===========
Balance sheet amounts consist of:
 Accrued benefit liability                $  (365,412)        $  (333,600)        $  (224,745)        $  (198,036)
 Other asset (Note 7)                          20,646              15,010                  --                  --
 Adjustment required to recognize
  minimum liability                           147,840              78,477                  --                  --
                                          -----------         -----------         -----------         -----------
Net amount recognized                     $  (196,926)        $  (240,113)        $  (224,745)        $  (198,036)
                                          ===========         ===========         ===========         ===========

                                                                  PENSION AND LUMP
                                                                    SUM BENEFITS    POST-RETIREMENT BENEFITS
                                                                  ----------------  ------------------------
                                                                  2002      2001         2002      2001
                                                                  ----      ----         ----      ----
Weighted-average assumptions as of December 31 of each year:
Discount rate                                                     6.75%     7.25%        6.75%     7.25%
Rate of compensation increase                                     4.00%     5.00%        4.00%     5.00%
Expected return on plan assets                                    8.50%     9.25%         n/a       n/a

    The health-care cost trend rate used to measure the December 31, 2002 liability was 11% in the first year, decreasing by 1% each year to an ultimate rate of 5% in 2009. The rate assumed to measure the December 31, 2001 liability was 10% in the first year, decreasing 1% each year to an ultimate rate of 5%.

    The actuarial loss of $164 million for 2002 relating to the post-retirement benefits is principally due to higher medical claims for the prior year, higher assumed healthcare rates for future years and a reduction in the discount rate from 7.25% to 6.75%.

    The actuarial loss of $53 million for 2002 relating to the pension benefits is principally due to the investment loss during 2002 and a reduction in the discount rate of .5%. The loss was offset somewhat by the decrease in the assumed rate of future wage progression from 5% to 4%.

    For 2001, the actuarial loss resulted from a change in the assumed trend rate, participants retiring earlier than expected mainly due to early retirement windows, the decrease in the discount rate and higher than expected medical claims, resulting from higher medical costs and higher utilization.

     The 2002 expense results reflect an expected return on assets of 9.25%. For 2003, the expected return asset assumption was lowered to 8.50% to reflect current market conditions and the allocation of plan investments.

     An additional minimum pension liability adjustment of $12 million and $53 million was recorded at December 31, 2002 and 2001. The adjustment is necessary to reflect as a net liability at a minimum the fair value of benefit obligation less plan assets with the fair value of benefit obligation calculated on an accumulated benefit obligation basis. An offsetting deferred pension asset of $21 million and $15 million was recorded at December 31, 2002 and 2001 as part of this calculation to recognize all unrecognized prior service costs. The difference between the additional liability adjustment and the additional asset was recorded as a component of other comprehensive income and all accumulated amounts recorded in other comprehensive income is reflected as a separate account within shareholders equity.

     In the Acquisition agreement, the PRTA agreed to contribute cash or stock worth a total of $200 million as a capital contribution in even $40 million installments over five years beginning on March 2, 2000. The Company will use the $200 million to fund its underfunded pension and other post-employment benefit obligations. The contribution must be in cash for the first two installments and cash or stock of the Company for the last three installments. During the year ended December 31, 2002, $40 million in cash was received corresponding to the third installment. Future receipts were originally recorded at their discounted present value of $159.7 million (at a 8% discount rate) as a specific component of shareholders' equity in 1999.

     Net pension and other post-employment benefit expenses for the years 2002, 2001 and 2000 includes the following components (in thousands):

                                                 FOR THE YEAR      FOR THE YEAR      FOR THE YEAR
                                                     ENDED             ENDED             ENDED
                                                  DECEMBER 31,      DECEMBER 31,      DECEMBER 31,
                                                      2002             2001              2000
                                                 -------------     -------------     -------------
PENSION BENEFIT EXPENSES:

Service cost                                     $      15,856     $      16,482     $      17,079
Interest cost                                           67,180            67,820            67,152
Expected return on plan assets                         (56,890)          (58,168)          (54,677)
Net amortization and deferral                            9,943             5,561             1,461
Effect of early retirement program                          --            33,220            17,354
                                                 -------------     -------------     -------------
Total                                            $      36,089     $      64,915     $      48,369
                                                 =============     =============     =============

OTHER POST-EMPLOYMENT BENEFIT EXPENSES:

Service cost                                     $       6,751     $       5,098     $       4,158
Interest cost                                           28,963            22,908            20,900
Net amortization and deferral                           11,284             6,461             5,495
Effect of early retirement program                          --             1,829               712
                                                 -------------     -------------     -------------
Total                                            $      46,998     $      36,296     $      31,265
                                                 =============     =============     =============

     EARLY RETIREMENT AND VOLUNTARY SEPARATION PROVISION

     The Company offered a voluntary separation program to qualified management employees during the fourth quarter of 2002 and recorded a $0.5 million non-cash provision relating to 8 employees accepting.

     During 2001, the Company recorded a total of $52 million for early retirement and voluntary separation programs 2001 with four separate offerings to a total of 567 employees.

10.  OTHER CURRENT LIABILITIES

     Other current liabilities consist of:

                                   DECEMBER 31,      DECEMBER 31,
                                      2002              2001
                                   -----------       ------------
                                           (In thousands)
Accounts payable                     $ 80,137          $126,375
Accrued expenses                       86,078            85,182
Employee benefit accruals              39,954            57,816
Carrier payables                       46,540            36,774
Taxes                                   8,622            32,739
Interest                                6,703             7,973
                                     --------          --------
     Total                           $268,034          $346,859
                                     ========          ========

11.  DEBT

                                                          DECEMBER 31,   DECEMBER 31,
                                                              2002           2001
                                                          ------------   ------------
                                                                (In thousands)
Senior notes:
   Due May 15, 2006 at 6.65%                               $  399,921     $  399,900
   Due May 15, 2009 at 6.80%                                  299,881        299,866
   Due May 15, 2002 at 6.15%                                       --        299,991
Term credit facilities:
   Due May 16, 2004 at 70 basis points over LIBOR              50,000             --
   Due May 31, 2004 at 75 basis points over LIBOR              50,000             --
   Due June 24, 2005 at 100 basis points over LIBOR            50,000             --
   Due August 19, 2005 at 100 basis points over LIBOR          75,000             --
Commercial paper                                               57,700         94,100
Working capital credit facility                                40,000        100,000
Deferred derivative                                             9,018             --
Interest rate swap                                              2,883          1,147
Capital leases                                                    564            772
                                                           ----------     ----------
     Total                                                  1,034,967      1,195,776
Less short-term debt                                           97,932        494,335
                                                           ----------     ----------
     Long-term debt                                        $  937,035     $  701,441
                                                           ==========     ==========

     The senior notes, commercial paper, term credit facilities, working capital facility, and bank notes are unsecured and non-amortizing. PRTC is the guarantor of these instruments.

     The Company has a $400 million commercial paper program, which is backed by a bank note facility, with maturities not to exceed 365 days. The commercial paper dealer agreement was signed in November 2000. The bank note is a syndicated five-year revolving facility expiring in March 2004. Amounts outstanding under this facility bear interest at 32.5 basis points over LIBOR. Effective November 2002, the bank note facility was decreased from $500 million to $400 million. The bank note credit agreement includes financial covenants, the most significant being that the outstanding principal balance will not exceed four times adjusted Earnings Before Interest, Taxes, Depreciation, and Amortization ("EBITDA"), as defined in the facility agreement.

     The Company also has a $50 million working capital credit facility with Banco Popular de Puerto Rico, an affiliate of Popular, Inc. Amounts outstanding under this facility bear interest at a rate of 30 basis points over LIBOR. This facility was renewed in June 2002 with a term of one year. At December 31, 2002, the Company had drawn $40 million under this facility.

     On August 31, 2001, the Company entered into an interest rate swap contract at a notional amount of $150 million. In September 2002, the Company drew the value out of the hedge position without changing the fixed/floating funding mix of the original swap transaction. This transaction resulted in cash proceeds of $11 million, reflected in cash from operations consistent with SFAS No. 104, and created a deferred derivative, which will be amortized until 2006. The purpose of the swap is to hedge against changes in the fair market value of the Company's senior notes to achieve a targeted mix of fixed and variable rate debt. The swap receives interest at a fixed rate of 6.65% and pays interest at a net variable rate equal to six month LIBOR plus 170 basis points, with semiannual settlements and reset dates every May 15 and November 15 until maturity of the May 15, 2006 senior notes. The swap was entered into "at market" and as a result, there was no exchange of premium at the initial date of the swap. The Company designates the swap as a hedge of the changes in fair market value of the senior notes due to changes in the designated benchmark interest rate. PRTC is the guarantor of the interest rate swap.

     Aggregate maturities of the senior notes and term credit facilities are as follow:

                                AMOUNT
                             -------------
                             (In thousands)
2004                          $    100,000
2005                               125,000
2006                               400,000
2009                               300,000
                              ------------
     Total                    $    925,000
                              ============

12.  OTHER NON-CURRENT LIABILITIES

     Other non-current liabilities consist of:

                                                           DECEMBER 31,  DECEMBER 31,
                                                              2002          2001
                                                           ------------  ----------
                                                                  (In thousands)
Deferred activation and installation revenues              $     65,352  $    49,744
Customer deposits                                                27,490       27,911
Other liabilities                                                53,792       47,250
                                                           ------------  -----------
     Total                                                 $    146,634  $   124,905
                                                           ============  ===========

13.  DEFERRED ESOP COMPENSATION

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

     Compensation expense is recorded based on the release of shares at market value, based on an independent appraisal performed annually. The ESOP released approximately 39,800 and 40,800 shares in 2002 and 2001, respectively. This release resulted in compensation expense of $3 million for each of the two years, respectively, reflecting the market value of the shares. The release of shares, based upon the per share price established at the Acquisition, amounted to $1.4 million for both December 31, 2002 and 2001, which is reflected as a reduction of deferred ESOP compensation in equity.

14.  SHAREHOLDERS' EQUITY

     COMMON STOCK

     Common stock consisted of fifty million authorized no par value shares, of which twenty five million shares were outstanding at December 31, 2002 and 2001.

     SUBSCRIPTION RECEIVABLE

     The subscription receivable reflects future receipts from the Puerto Rico Telephone Authority ("PRTA") at its present value (at an 8% discount rate). As part of the Acquisition agreement, the PRTA agreed to contribute cash or stock worth a total of $200 million as a capital contribution in even $40 million installments over five years beginning on March 2, 2000. The Company will use the $200 million to fund its underfunded pension and other post-employment benefit obligations. The stock purchase agreement requires that the Company contribute $66 million to the pension plan immediately upon receipt of the proceeds each year.

     ACCUMULATED OTHER COMPREHENSIVE LOSS

     The accumulated other comprehensive loss represents unrecognized losses, other than unrecognized prior service costs which are reflected as an other asset, associated with the hourly employee pension fund since the accumulated benefit obligation exceeds the fair value of plan assets.

     The accumulated other comprehensive loss amount as of December 31, 2002 has been adjusted in the amount of $57.6 million in order to reflect it net of tax in accordance with the provisions of SFAS No.130.

     DIVIDENDS

     The shareholders agreement requires the payment of dividends equal to at least 50% of consolidated net income, to be paid in the following quarter to the extent funds are legally available.

     Dividends payments were made in the following periods:

                 2002
                 ----
            (In thousands)
4th Quarter             $     15,926
3rd Quarter                   40,301
2nd Quarter                   11,502
1st Quarter                    1,107
                        ------------
  Total                 $     68,836
                        ------------

              2001
              ----
         (In thousands)
4th Quarter         $    16,727
3rd Quarter              23,163
2nd Quarter              17,972
                             --
                    -----------
  Total             $    57,862
                    -----------

15.  INCOME TAXES

     The Company and its subsidiaries file individual income tax returns, as consolidated returns are not allowed under the provisions of the 1994 Puerto Rico Internal Revenue Code, as amended (the "Code").

     Provision (benefit) for income tax is determined by applying the maximum statutory tax rate of 39% to pretax income. During the year 2002 and 2001, the Company recorded an income tax provision of $30 million and $70 million, respectively, as set forth below:

                                        YEAR ENDED      YEAR ENDED
                                        DECEMBER 31,    DECEMBER 31,
                                            2002            2001
                                        ------------    ------------
                                               (In thousands)
Current                                 $     24,444    $     55,889
Deferred                                       4,927          13,619
                                        ------------    ------------
       Total                            $     29,371    $     69,508
                                        ============    ============

     A reconciliation of the provision (benefit) to the amount computed by applying the statutory rate for the year ended December 31, 2002 and 2001, is as follows:

                                                                    YEAR ENDED        YEAR ENDED
                                                                    DECEMBER 31,      DECEMBER 31,
                                                                        2002              2001
                                                                    ------------      ------------
                                                                            (In thousands)
Provision computed at statutory rate                                    39.0%             39.0%
Effect of income tax provision (benefit) as a result of:
   Book income not subject to tax                                       (0.9)             (2.3)
   Additional deduction for tax purposes                                (1.5)             (0.1)
   Change in valuation allowance                                        21.5)               --
   Other                                                                  --               0.5
                                                                        ----              ----

Income tax provision (benefit)                                          15.1%             37.1%
                                                                        ====              ====

     The amount of deferred income tax asset as of December 31, 2002 and 2001, is as follows:

                                                                       2002               2001
                                                                  --------------      -------------
                                                                            (In thousands)
Goodwill and intangibles                                          $       91,460      $      55,483
Employee benefit liabilities                                             227,495            173,470
Net loss carry-forward and other                                         (10,104)            (7,454)
                                                                  --------------      -------------
          Total                                                   $      308,851      $     221,499
                                                                  ==============      =============

     Management believes that realization of the deferred income tax asset is more likely than not, based on its evaluation of the Company's anticipated taxable income over the period of years that the temporary differences are expected to become tax deductions.

     At December 2001, the Company had a valuation allowance of approximately $28 million, against accumulated net operating losses reflected as a deferred tax asset, which relates to the Company's wireless business. This allowance was established since, based on currently available evidence, management did not believe that it was more likely than not that Verizon Wireless would generate a sufficient level and proper mix of taxable income within the appropriate period to utilize these tax benefits.

     During the year 2002, as a result of the merger of Verizon Wireles into PRTC (see Note 1 of the consolidated financial statements for disclosure on business / corporate structure), management has determined that it is more likely them not that the net operating losses will be utilized and, accordingly, reduced such valuation allowance to zero.

16.  RELATED PARTY TRANSACTIONS

     During the years ended December 31, 2002 and 2001, the Company had the following significant transactions with affiliated companies:

     - At December 31, 2002 and 2001, the Company maintained an outstanding $90 million and $50 million respectively, working capital credit facility with an affiliate. This affiliate provides the Company with general banking services, such as lock-box and payroll. In addition, the Company has a contract with this affiliate by which they print and send the monthly billings to the Company's wireless customers. The charges for all of these services amounted to approximately $7 million for the years ended December 31, 2002 and 2001.

     - As a result of the Acquisition, the Company entered into a five-year Management and Technology License Agreement with Verizon. Under this agreement, affiliates of Verizon will provide advice and direction related to the administration and operations of the Company, as well as intellectual property or software. Fees for these services amounted to $39 million for both years ended December 31, 2002 and 2001.

     - In January 2000, the Company entered into a joint venture agreement with VISI the largest yellow page publishing company in Puerto Rico. During the years ended December 31, 2002 and 2001, the Company generated earnings of $2 million and $3 million, respectively, for its approximate 25% share in VISI.

     - The Company also enters into transactions with affiliates for the purchase of materials and supplies used in the construction and expansion of its telecommunications network. Such transactions are subject to conditions similar to transactions with independent third parties. The Company also participates with affiliates of shareholders in sharing the cost of development of computer software programs by third party vendors. The shareholders receive no compensation for arranging the development of such systems. In addition, the Company reimburses shareholders and affiliates for the direct cost of a limited number of employees that work at the Company in management positions.

17.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts and fair values of the Company's financial instruments at December 31 are as follows:

                                                     DECEMBER 31,                      DECEMBER 31,
                                                        2002                              2001
                                               -------------------------         -------------------------
                                               Carrying          Fair            Carrying          Fair
                                                Amount           Value            Amount           Value
                                               --------         --------         --------         --------
                                                                     (In thousands)
     Assets:
         Cash and cash equivalents             $ 33,667         $ 33,667         $ 34,797         $ 34,797
         Accounts receivable                    342,359          342,359          359,914          359,914
     Liabilities:
         Other current liabilities             $268,034         $268,034         $346,859         $346,859
         Short-term debt                         97,932           97,932          494,335          498,649
         Long-term debt, including interest
         rate swap                              937,035          984,233          701,441          699,001

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

     -   Cellular service; and

     -   Wireless equipment sales.

     The Company measures and evaluates the performance of its segments based on EBITDA, which is a common industry profitability and liquidity measurement. The accounting policies of the segments are the same as those followed by the Company (see Note 2). The Company accounts for intersegment revenues at market prices.

     Segment results for the Company are as follows (in thousands):

                                         FOR THE YEAR      FOR THE YEAR      FOR THE YEAR
                                            ENDED             ENDED             ENDED
                                         DECEMBER 31,      DECEMBER 31,      DECEMBER 31,
                                             2002              2001              2000
                                         ------------      ------------      ------------
WIRELINE:
  Revenues
    Local services                       $   584,680       $   570,959       $   557,674
    Long distance services                   146,190           187,360           170,422
    Access services                          330,739           361,762           392,471
    Directory services and other              66,330            82,826            85,038
                                         -----------       -----------       -----------
  Total revenues                         $ 1,127,939       $ 1,202,907       $ 1,205,605
                                         ===========       ===========       ===========
  EBITDA                                 $   467,275       $   491,552       $   472,231
                                         ===========       ===========       ===========
  Capital expenditures                   $   164,457       $   197,817       $   163,973
                                         ===========       ===========       ===========
  Depreciation and amortization          $   220,013       $   227,286       $   258,195
                                         ===========       ===========       ===========

WIRELESS:
  Revenues and sales
     Cellular services                   $   174,542       $   179,173       $   148,183
     Paging services                           5,241            14,913            33,795
     Equipment sales and other                 6,925            14,425            13,145
                                         -----------       -----------       -----------
  Total revenues and sales               $   186,708       $   208,511       $   195,123
                                         ===========       ===========       ===========

  EBITDA                                 $    40,803       $    26,204       $    56,528
                                         ===========       ===========       ===========
  Capital expenditures                   $    40,199       $    43,129       $    45,331
                                         ===========       ===========       ===========
  Depreciation and amortization          $    41,530       $    43,688       $    40,257
                                         ===========       ===========       ===========

CONSOLIDATED:
  Revenues for reportable segments       $ 1,314,647       $ 1,411,418       $ 1,400,728
  Elimination of intersegment revenues       (13,372)          (14,823)           (7,149)
                                         -----------       -----------       -----------
  Consolidated revenues                  $ 1,301,275       $ 1,396,595       $ 1,393,579
                                         ===========       ===========       ===========

EBITDA:
  Operating income                       $   246,535       $   246,782       $   230,307
  Depreciation and amortization              261,543           270,974           298,452
                                         -----------       -----------       -----------
  EBITDA                                 $   508,078       $   517,756       $   528,759
                                         ===========       ===========       ===========

  Capital expenditures                   $   204,656       $   240,946       $   209,304
                                         ===========       ===========       ===========

                                            AS OF             AS OF
                                         DECEMBER 31,      DECEMBER 31,
             ASSETS                         2002              2001
----------------------------------       -----------       -----------
Wireline assets                          $ 2,645,088       $ 2,622,094

Wireless assets                              290,891           468,062
                                         -----------       -----------
Segment assets                           $ 2,935,979       $ 3,090,156

Elimination of intersegment assets          (218,582)         (311,300)
                                         -----------       -----------
Consolidated assets                      $ 2,717,397       $ 2,778,856
                                         ===========       ===========

19.  SUPPLEMENTAL CASH FLOW INFORMATION

     Cash paid for interest for the year ended December 31, 2002 and 2001 amounted to approximately $60 million and $73 million, respectively. During the years ended December 31, 2002 and 2001, the Company paid income taxes amounting to $34 million and $49 million respectively. However, there were no cash payments for income taxes by the Company during the year ended December 31, 2000.

20.  LEASES

     The Company has capital and operating leases for certain facilities and equipment. Future minimum lease payments under non-cancelable capital and operating leases are as follows:

                                                   CAPITAL           OPERATING
                                                 ------------       -----------
                                                         (In thousands)
YEAR ENDING DECEMBER 31,

2003                                                $   279           $10,642
2004                                                    215             8,476
2005                                                    140             6,290
2006                                                     15             4,453
2007                                                     --             2,762
Thereafter                                               --            12,692
                                                    -------           -------
Total minimum lease payments                            649            45,315
Less amount representing interest                        78                --
                                                    -------           -------
Present value of minimum lease payments             $   571           $45,315
                                                    =======           =======

     Lease costs for the years ended December 31, 2002, 2001 and 2000 amounted to approximately $12 million, $11 million and $10 million, respectively.

21.  CONTINGENCIES AND REGULATORY MATTERS

     The Company is a defendant in various legal matters arising in the ordinary course of business. The most significant legal and regulatory issues are as follows:

     Intra-Island Long Distance Access Rate Dispute

     On February 28, 2002 the TRB issued the February 2002 Order with respect to the reconsideration requested by the Company of the TRB October 10, 2001 order to reduce the access rates the Company charges to long distance carriers to originate and terminate intra-island long distance calls through the Company's network.

     The February 2002 Order requires new rates for intra-island access to be implemented through phased-rate reductions over four years and directs PRTC to make a cash refund to end-user customers. The prospective access rate reductions (on a two-way basis) were ordered to take place on April 1st of each year as follows:

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

     On April 2, 2002, AT&T, Sprint and LTD ("Carriers") filed a petition with the Court for review of the February 2002 Order, requesting the Court to order the rate reduction without a phase-in period, remand the case back to the TRB and direct the TRB to calculate the refund from and after April 1997 instead of April 2000, with the Carriers receiving the refund instead of the end-user customers.

     The hearing involving oral presentations by the parties was held on February 19, 2003. The parties will have a fifteen (15) day period to submit their post hearing final brief once the transcript of the oral argument is received. PRT has not received this transcript yet. At this preliminary stage it is too early to assess the probability of success in the appeals process. The Company believes the Carriers' petition for review is without merit.

     Public Telephone Service Provider - Anti Competitive Disputes

     Telefonos Publicos de Puerto Rico, Inc. ("TPPR") the largest competitive provider of public pay phones in Puerto Rico filed a suit in the U.S. District Court on November 8th, 2001, claiming predatory, exclusionary and anticompetitive acts and seeking damages of $75 million. We have filed a motion to dismiss the case and are awaiting a decision of the court.

     Pan American Telephone, Inc., Intouch Telecommunications, Inc., and Choicetel Communications, Inc., three additional competitive providers also filed a similar suit in the United States District Court of Puerto Rico on September 4, 2002 on the same grounds. On November 8, 2002, after having evaluated and determined that this claim is similar to TPPR claim, we have filed a motion to dismiss the case. At present, we are awaiting a decision of the court.

     In August 16, 2002, PSA, the parent company for Phoenix filed a suit in the Delaware bankruptcy court claiming anti competitive acts. The claims have since been transferred to Federal District Court and the disputes between the two parties include PRT's amended administrative claim against PSA, and PSA's complaint for over $9 million against PRT. PRT has filed a motion to dismiss and change of venue which is pending before the Federal District Court.

     The Company's management believes all of these claims are without merit.

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

     On October 25, 2002, plaintiffs filed a motion requesting class certification. The plaintiffs filed on November 22, 2002, a voluntary request for dismissal as to some plaintiffs. On December 19, 2002, PRT filed its answer to the amended complaint. On February 18, 2003, PRT filed its respective opposition to plaintiff's motion for class certification. At present, we are awaiting for a decision with respect to the voluntary dismissals and our opposition to class certification.

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

     On November 22, 2002 plaintiffs filed the request for voluntary dismissal without prejudice. On February 26, 2003, the Court issued an Order with respect to the motion requesting voluntary dismissal. Specifically, the Court ordered the plaintiffs to present within a period of twenty (20) days, that is until March 18, 2003, their position towards the class action suit if the dismissal is granted. However, on March 5, 2003 the Court issued an Order dismissing the case without prejudice.

     Message processing and billing systems

     The Company has an agreement for the implementation of a traffic polling and billing software system for its wireline operations. The billing portion of the project is currently behind schedule and management is evaluating the feasibility of continuing that portion. As of December 31, 2002 the Company has invested approximately $30 million in hardware, software and labor on the billing system portion of the project.

     Other

     In connection with the privatization of the Company, the PRTA agreed to indemnify, defend and hold the Company harmless for specified litigation in excess of $50 million in the aggregate, including one environmental matter.

22.  QUARTERLY FINANCIAL DATA

The following table reflects the unaudited quarterly results of the Company for the years ended December 31, 2002, 2001 and 2000.

(In thousands)                  AS REPORTED    RESTATED    AS REPORTED    RESTATED      AS REPORTED  RESTATED
                                   FIRST        FIRST         SECOND       SECOND          THIRD       THIRD         FOURTH
                                  QUARTER      QUARTER       QUARTER       QUARTER        QUARTER     QUARTER       QUARTER
                                -----------   ----------   ------------  -----------    -----------  ----------   ------------
2002
  Revenues                      $   320,697                $    333,386                 $   318,408               $    328,784
  Operating costs and expenses      270,198                     261,502                     259,145                    263,895
                                -----------                ------------                 -----------               ------------
  Operating income              $    50,499                $     71,884                 $    59,263               $     64,889
                                ===========                ============                 ===========               ============
  Income before cumulative
     effect of accounting
     change                     $    23,004                $     80,602                 $    31,852               $     35,575
                                ===========                ============                 ===========               ============
  Cumulative effect of
     accounting change,
     net of tax                 $        --                $         --                 $        --               $         --
                                ===========                ============                 ===========               ============
  Net income                    $    23,004                $     80,602                 $    31,852               $     35,575
                                ===========                ============                 ===========               ============
2001
  Revenues                      $   340,506                $    367,796                 $   345,410               $    342,883
  Operating costs and expenses      263,586                     283,875                     276,369                    325,983
                                -----------                ------------                 -----------               ------------
  Operating income              $    76,920                $     83,921                 $    69,041               $     16,900
                                ===========                ============                 ===========               ============
  Income before cumulative
     effect of accounting
     change                     $    36,463                $     46,325                 $    33,455               $      2,213
                                ===========                ============                 ===========               ============
  Cumulative effect of
     accounting change,
     net of tax                 $        --                $         --                 $        --               $         --
                                ===========                ============                 ===========               ============
  Net income                    $    36,463                $     46,325                 $    33,455               $      2,213
                                ===========                ============                 ===========               ============
2000
  Revenues (1) (2)              $   343,419    $ 329,772   $    358,143   $   357,639   $   355,675   $  347,043  $    359,125
  Operating costs and
     expenses (1)                   281,385      274,528        279,388       273,509       293,046      289,755       325,480
                                -----------    ---------   ------------   -----------   -----------   ----------  ------------
  Operating income              $    62,034    $  55,244   $     78,755   $    84,130   $    62,629   $   57,288  $     33,645
                                ===========    =========   ============   ===========   ===========   ==========  ============
  Income before cumulative
     effect of accounting
     change                     $    24,991    $  20,849   $     35,921   $    39,200   $    27,393   $   24,135  $     31,238
                                ===========    =========   ============   ===========   ===========   ==========  ============
  Cumulative effect of
     accounting change,
     net of tax (1) (2)         $        --    $  10,769   $         --   $        --   $        --   $       --  $         --
                                ===========    =========   ============   ===========   ===========   ==========  ============
  Net income                    $    24,991    $  31,618   $     35,921   $    39,200   $    27,393   $   24,135  $     31,238
                                ===========    =========   ============   ===========   ===========   ==========  ============


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

23.  CONDENSED CONSOLIDATING INFORMATION

     The Notes are guaranteed by PRTC, a wholly owned subsidiary of the Company (the "Guarantor Subsidiaries"), but not guaranteed by the Company's other subsidiaries, Coqui.net, PRTLD, and Datacom (the "Non-Guarantor Subsidiaries"). The guarantee by the guarantor subsidiary is full and unconditional.

     The following condensed consolidating financial information as of December 31, 2002 and 2001 and for the years then ended, presents the financial position, results of operations and cash flows of (i) the Company as if it accounted for its subsidiaries on the equity method, (ii) the Guarantor Subsidiary; and (iii) the Non-Guarantor Subsidiaries on a combined basis. The consolidation entries eliminate investments in subsidiaries and intercompany balances and transactions.

                     CONDENSED CONSOLIDATING BALANCE SHEETS
                                December 31, 2002
                                 (In thousands)

                                                                       GUARANTOR     NON-GUARANTOR                    TOTAL
                                                         PARENT       SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                       -----------    ------------   -------------  ------------   ------------
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                         $         1    $    27,009    $     6,657    $        --    $    33,667
     Intercompany accounts receivable                    1,187,799        196,889         21,694     (1,406,382)            --
     Accounts receivable, net                                   --        343,307            212             --        343,519
     Inventory and supplies, net                                --         18,039             --             --         18,039
     Prepaid expenses                                           --         10,467            409             --         10,876
                                                       -----------    -----------    -----------    -----------    -----------
         Total current assets                            1,187,800        595,711         28,972     (1,406,382)       406,101
PROPERTY, PLANT AND EQUIPMENT, net                              --      1,561,866         13,468             --      1,575,334
INTANGIBLES, net                                                --        282,393         25,382             --        307,775
DEFERRED INCOME TAX                                             --        308,765             86             --        308,851
INVESTMENT IN SUBSIDIARIES                                (574,833)            --             --       (574,833)            --
OTHER ASSETS                                                16,187        116,138             (1)       (12,988)       119,336
                                                       -----------    -----------    -----------    -----------    -----------
TOTAL ASSETS                                           $ 1,778,820    $ 2,864,873    $    67,907    $(1,994,203)   $ 2,717,397
                                                       ===========    ===========    ===========    ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
      Short-term debt                                  $    97,700    $    97,932             --    $   (97,700)   $    97,932
      Intercompany accounts payable                         71,062        299,064         17,724       (387,850)            --
      Other current liabilities                              7,979        254,570          5,485             --        268,034
                                                       -----------    -----------    -----------    -----------    -----------
         Total current liabilities                         176,741        651,566         23,209       (485,550)       365,966
LONG-TERM DEBT, excluding current portion                  936,703        925,133             --       (924,801)       937,035
OTHER NON-CURRENT LIABILITIES                                   --        745,810             --         (9,019)       736,791
                                                       -----------    -----------    -----------    -----------    -----------
          Total liabilities                              1,113,444      2,322,509         23,209     (1,419,370)     2,039,792
                                                       -----------    -----------    -----------    -----------    -----------
MINORITY INTEREST                                               --             --             --         12,229         12,229
                                                       -----------    -----------    -----------    -----------    -----------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
    Common stock, Additional paid in capital
          and Treasury stock                               703,270        485,590         41,143       (526,733)       703,270
    Deferred ESOP compensation                             (27,408)            --             --             --        (27,408)
    Subscription receivable                                (76,093)            --             --             --        (76,093)
    Retained earnings (deficit)                            155,789        146,956          3,555       (150,511)       155,789
    Accumulated other comprehensive loss                   (90,182)       (90,182)            --         90,182        (90,182)
                                                       -----------    -----------    -----------    -----------    -----------
          Total shareholders' equity                       665,376        542,364         44,698       (587,062)       665,376
                                                       -----------    -----------    -----------    -----------    -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $ 1,778,820    $ 2,864,873    $    67,907    $(1,994,203)   $ 2,717,397
                                                       ===========    ===========    ===========    ===========    ===========

                     CONDENSED CONSOLIDATING BALANCE SHEETS
                                December 31, 2002
                                 (In thousands)

                                                                    GUARANTOR     NON-GUARANTOR                    TOTAL
                                                      PARENT       SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                    -----------    ------------   ------------   ------------   ------------
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                      $        --    $    32,591    $     2,206    $        --    $    34,797
     Intercompany accounts receivable                 1,316,922        311,067            233     (1,628,222)            --
     Accounts receivable, net                                --        359,521            393             --        359,914
     Inventory and supplies, net                             --         24,755             --             --         24,755
     Prepaid expenses                                        --         11,200            410             --         11,610
                                                    -----------    -----------    -----------    -----------    -----------
         Total current assets                         1,316,922        739,134          3,242     (1,628,222)       431,076
PROPERTY, PLANT AND EQUIPMENT, net                           --      1,623,717          8,053             --      1,631,770
INTANGIBLES, net                                             --        332,836         25,628             --        358,464
DEFERRED INCOME TAX                                          --        221,324            175             --        221,499
INVESTMENT IN SUBSIDIARIES                              486,201             --             --       (486,201)            --
OTHER ASSETS                                              6,190        105,441             --         (6,190)       105,441
                                                    -----------    -----------    -----------    -----------    -----------
TOTAL ASSETS                                        $ 1,809,313    $ 3,022,452    $    37,098    $(2,120,613)   $ 2,748,250
                                                    ===========    ===========    ===========    ===========    ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
      Short-term debt                               $   494,100    $   494,335    $        --    $  (494,100)   $   494,335
      Intercompany accounts payable                      65,715        371,007          2,688       (439,410)            --
      Other current liabilities                           8,280        336,930          1,649             --        346,859
                                                    -----------    -----------    -----------    -----------    -----------
         Total current liabilities                      568,095      1,202,272          4,337       (933,510)       841,194
LONG-TERM DEBT, excluding current portion               700,903        701,441             --       (700,903)       701,441
OTHER NON-CURRENT LIABILITIES                             2,000        654,541             --             --        656,541
                                                    -----------    -----------    -----------    -----------    -----------
          Total liabilities                           1,270,998      2,558,254          4,337     (1,634,413)     2,199,176
                                                    -----------    -----------    -----------    -----------    -----------
MINORITY INTEREST                                            --             --             --         10,759         10,759
                                                    -----------    -----------    -----------    -----------    -----------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
    Common stock, Additional paid in capital
         and Treasury stock                             701,952        490,927         35,806       (526,733)       701,952
    Deferred ESOP compensation                          (28,793)            --             --             --        (28,793)
    Subscription receivable                            (109,959)            --             --             --       (109,959)
    Retained earnings (deficit)                          53,592         51,748         (3,045)       (48,703)        53,592
    Accumulated other comprehensive loss                (78,477)       (78,477)            --         78,477        (78,477)
                                                    -----------    -----------    -----------    -----------    -----------
          Total shareholders' equity                    538,315        464,198         32,761       (496,959)       538,315
                                                    -----------    -----------    -----------    -----------    -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $ 1,809,313    $ 3,022,452    $    37,098    $(2,120,613)   $ 2,748,250
                                                    ===========    ===========    ===========    ===========    ===========

                     CONDENSED CONSOLIDATING STATEMENTS OF INCOME
                         For the year ended December 31,2002
                                   (In thousands)

                                                            GUARANTOR     NON-GUARANTOR                        TOTAL
                                             PARENT       SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS     CONSOLIDATED
                                          ------------    ------------    -------------   ------------     ------------
REVENUES:
  Local services                            $       --     $   563,417     $    25,615     $   (10,700)     $   578,332
  Long distance services                            --         124,956          22,182          (1,427)         145,711
  Access services                                   --         335,508              --         (10,055)         325,453
  Cellular services                                 --         174,542              --          (1,602)         172,940
  Paging services                                   --           5,241              --              --            5,241
  Directory services                                --          19,928              --              --           19,928
  Other services and sales                          --          66,237              --         (12,502)          53,735
                                          ------------     -----------     -----------     -----------      -----------
    Total revenues                                  --       1,289,829          47,797         (36,286)       1,301,340
                                          ------------     -----------     -----------     -----------      -----------
OPERATING COSTS AND EXPENSES:
  Labor and benefits                                --         362,708           2,603              --          365,311
  Other operating expenses                      (1,860)        433,916          31,714         (36,286)         427,484
  Early retirement provision                        --             467              --              --              467
  Depreciation and amortization                     --         258,534           3,009              --          261,543
                                          ------------     -----------     -----------     -----------      -----------
    Total operating costs and expenses          (1,860)      1,055,625          37,326         (36,286)       1,054,805
                                          ------------     -----------     -----------     -----------      -----------
OPERATING INCOME (LOSS)                          1,860         234,204          10,471              --          246,535
                                          ------------     -----------     -----------     -----------      -----------
OTHER INCOME (EXPENSE), NET                    169,173         (44,664)              2        (170,642)         (46,131)
                                          ------------     -----------     -----------     ------------     -----------
INCOME (LOSS) BEFORE INCOME TAX EXPENSE        171,033         189,540          10,473        (170,642)         200,404

INCOME TAX EXPENSE                                  --          25,499           3,872              --           29,371
                                          ------------     -----------     -----------     -----------      -----------
NET INCOME (LOSS)                         $    171,033     $   164,041     $     6,601     $  (170,642)     $   171,033
                                          ============     ===========     ===========     ===========      ===========

                  CONDENSED CONSOLIDATING STATEMENTS OF INCOME
                      For the year ended December 31, 2001
                                 (In thousands)


                                                                      GUARANTOR       NON-GUARANTOR                        TOTAL
                                                  PARENT             SUBSIDIARIES     SUBSIDIARIES     ELIMINATIONS    CONSOLIDATED
                                                ----------           ------------     -------------    ------------    ------------
REVENUES:
  Local services                                $       --           $  551,302       $   22,442       $   (7,153)     $  566,591
  Long distance services                                --              187,659               --           (1,939)        185,720
  Access services                                       --              367,761               --          (13,025)        354,736
  Cellular services                                     --              179,173               --           (2,102)        177,071
  Paging services                                       --               14,913               --               (7)         14,906
  Directory services                                    --               20,292               --               --          20,292
  Other services and sales                              --               92,077               --          (14,798)         77,279
                                                ----------           ----------       ----------       ----------      ----------
        Total revenues                                  --            1,413,177           22,442          (39,024)      1,396,595
                                                ----------           ----------       ----------       ----------      ----------

OPERATING COSTS AND EXPENSES:
  Labor and benefits                                    --              382,019            2,212               --         384,231
  Other operating expenses                          (5,034)             473,324           13,371          (39,024)        442,637
  Early retirement provision                            --               51,971               --               --          51,971
  Depreciation and amortization                         --              264,957            6,017               --         270,974
                                                ----------           ----------       ----------       ----------      ----------
        Total operating costs and expenses          (5,034)           1,172,271           21,600          (39,024)      1,149,813
                                                ----------           ----------       ----------       ----------      ----------

OPERATING INCOME  (LOSS)                             5,034              240,906              842               --         246,782
                                                ----------           ----------       ----------       ----------      ----------

OTHER INCOME (EXPENSE), NET                        113,700              (59,137)              46         (113,427)        (58,818)
                                                ----------           ----------       ----------       ----------      ----------

INCOME (LOSS) BEFORE INCOME TAX EXPENSE            118,734              181,769              888         (113,427)        187,964

INCOME TAX EXPENSE                                     278               67,703            1,527               --          69,508
                                                ----------           ----------       ----------       ----------      ----------

NET INCOME (LOSS)                               $  118,456           $  114,066       $     (639)      $ (113,427)     $  118,456
                                                ==========           ==========       ==========       ==========      ==========

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                      For the year ended December 31, 2002
                                 (In thousands)

                                                                  GUARANTOR     NON-GUARANTOR      TOTAL
                                                       PARENT    SUBSIDIARIES   SUBSIDIARIES     CONSOLIDATED
                                                      ---------  ------------   -------------    ------------
CASH PROVIDED BY OPERATING ACTVITIES:                 $  11,294    $ 384,969       $   8,592       $ 404,855
                                                      ---------    ---------       ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures, including removal costs             --     (204,714)         (4,141)       (208,855)
   Net salvage on retirements                                --        3,270              --           3,270
                                                      ---------    ---------       ---------       ---------
              Net cash used in investing activities          --     (201,444)         (4,141)       (205,585)
                                                      ---------    ---------       ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Capital contribution                                  40,000           --              --          40,000
   Net repayments of short-term debt, including
      capital leases                                   (396,361)        (203)             --        (396,564)
   Borrowings of long-term debt                         225,000           --                         225,000
   Dividends paid                                       (68,836)          --              --         (68,836)
   Borrowings/(repayment) intercompany loans            188,904     (188,904)             --              --
                                                      ---------    ---------       ---------       ---------
              Net cash used in financing activities     (11,293)    (189,107)             --        (200,400)
                                                      ---------    ---------       ---------       ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS                     1       (5,582)          4,451          (1,130)
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                                   -       32,591           2,206          34,797
                                                      ---------    ---------       ---------       ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD            $       1    $  27,009       $   6,657       $  33,667
                                                      =========    =========       =========       =========

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                      For the year ended December 31, 2001
                                 (In thousands)

                                                                              GUARANTOR       NON-GUARANTOR       TOTAL
                                                                  PARENT     SUBSIDIARIES      SUBSIDIARIES    CONSOLIDATED
                                                                ----------   ------------     -------------    ------------
CASH PROVIDED BY OPERATING ACTVITIES:                           $    2,936     $ 206,839         $  6,082        $ 215,857
                                                                ----------     ---------         --------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures, including removal costs                        --      (241,493)          (4,836)        (246,329)
   Net salvage on retirements                                           --        10,342               --           10,342
   Proceeds from sale                                               16,367           (76)              76           16,367
                                                                ----------     ---------         --------        ---------
              Net cash used in investing activities                 16,367      (231,227)          (4,760)        (219,620)
                                                                ----------     ---------         --------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Capital contribution                                             40,000            --               --           40,000
   Advance to ESOP                                                  (1,560)           --               --           (1,560)
   Net repayments of short-term debt, including
      capital leases                                                27,156            (8)              --           27,148
   Dividends paid                                                  (57,862)           --               --          (57,862)
   Borrowings/(repayment) intercompany loans                       (27,037)       27,037               --               --
                                                                -----------    ---------         --------        ---------
              Net cash used in financing activities                (19,303)       27,029               --            7,726
                                                                -----------    ---------         --------        ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS                               --         2,641            1,322            3,963
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                                             --        29,950              884           30,834
                                                                ----------     ---------         --------        ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $       --     $  32,591         $  2,206        $  34,797
                                                                ==========     =========         ========        =========

TELECOMUNICACIONES DE PUERTO RICO, INC.

SCHEDULE II - Valuation and Qualifying Accounts For The Years Ended December 31, 2002, 2001and 2000

                                                           ADDITIONS
                                                 -------------------------------
                                   BALANCE AT                      CHARGED          DEDUCTIONS
                                   BEGINNING     CHARGED TO     (CREDITED) TO          FROM          BALANCE AT
         DESCRIPTION                OF YEAR        INCOME     OTHER ACCOUNTS (b)   RESERVES (a)    CLOSE OF YEAR
------------------------------     ----------    ----------   ------------------   ------------    -------------
                                                             (Dollars in Million)
December 31, 2002
   Allowance for uncollectible
     accounts                         $107          $ 73             $ 13             $ (60)            $133
                                      ====          ====             ====             =====             ====
December 31, 2001
   Allowance for uncollectible
     accounts                         $ 86          $ 73             $ 26             $ (78)            $107
                                      ====          ====             ====             =====             ====
December 31, 2000
   Allowance for uncollectible
     accounts                         $ 67          $ 83             $  5             $ (69)            $ 86
                                      ====          ====             ====             =====             ====

                                                           ADDITIONS
                                                 ----------------------------
                                   BALANCE AT                     CHARGED          DEDUCTIONS
                                   BEGINNING     CHARGED TO    (CREDITED) TO          FROM          BALANCE AT
        DESCRIPTION                 OF YEAR       INCOME       OTHER ACCOUNTS      RESERVES (a)    CLOSE OF YEAR
------------------------------     ----------    ----------    --------------      ------------    -------------
                                                            (Dollars in Million)
December 31, 2002
   Allowance for Inventory
     Obsolescence                     $  6          $  1            $  0              $  (3)            $  4
                                      ====          ====            ====              =====             ====
December 31, 2001
   Allowance for Inventory
     Obsolescence                     $  9          $  3            $  0              $  (6)            $  6
                                      ====          ====            ====              =====             ====
December 31, 2000
   Allowance for Inventory
     Obsolescence                     $ 13          $  1            $  2              $  (7)            $  9
                                      ====          ====            ====              =====             ====

NOTES:

(a)  Reserved write-offs.

(b)  Other adjustments and recoveries of amounts written off in prior years.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

BOARD OF DIRECTORS

         As of March 25, 2003, the directors of the Company, all of whom serve until their successors are appointed are as follows:

       NAME               AGE         PRINCIPAL OCCUPATION                NOMINATED BY          DIRECTOR SINCE
       ----               ---         --------------------                ------------          --------------
Daniel C. Petri           54     Group President-International,       GTE Holdings (Puerto            2002
                                 Verizon                              Rico)

Alfred C. Giammarino      47     Senior Vice President and Chief      GTE Holdings (Puerto            1999
                                 Financial Officer-Information        Rico)
                                 Services and International,
                                 Verizon

Gary S. Butler            45     Group Vice President-International,  GTE Holdings (Puerto            2002
                                 Verizon                              Rico)

Jon E. Slater             57     President and Chief Executive        GTE Holdings (Puerto            1999
                                 Officer, Telecomunicaciones de       Rico)
                                 Puerto Rico, Inc.

Steven R. Smith           38     Group Vice                           GTE Holdings (Puerto            2002
                                 President-Finance-International,     Rico)
                                 Verizon

Richard L. Carrion        50     Chairman, President and Chief        Popular, Inc.                   1999
                                 Executive Officer, Popular, Inc.

Hector Mendez             50     President, Government Development    PRTA Holdings                   2002
                                 Bank for Puerto Rico                 Corporation

Hector Nevares            52     Private Investor                     PRTA Holdings                   2001
                                                                      Corporation

Samuel H. Jove            54     Private Investor                     PRTA Holdings                   2001
                                                                      Corporation

         Daniel C. Petri is the Group President-International responsible for Verizon's wireless and wireline operations in Mexico, Venezuela, the Dominican Republic, Puerto Rico and Canada. Prior to this appointment he served as President-International Europe & Asia. During his communications carrier of more than 30 years, Mr. Petri has held a number of key positions in domestic as well as international operations. He holds a bachelor's degree in mechanical engineering from Rutgers University and a master's degree in management science from Long Island University. He has also completed management programs in General Management, Finance and Marketing at the Columbia University Graduate School.

         Alfred C. Giammarino was appointed Senior Vice President and Chief Financial Officer-Information Services and International, Verizon, in June 2000. Previously, he was the Senior Vice President of International Finance, Planning and Business Development for GTE since 1998. Mr. Giammarino has held a wide range of senior management financial positions in his 17-year Verizon/GTE career. He serves on the boards of CANTV, a Venezuelan telephone company, Iusacell, a Mexican cellular company, and CTI Movil, an Argentine telecommunications company. Mr. Giammarino is a Certified Public Accountant.

         Gary S. Butler is Group Vice President International responsible for strategic and operational initiatives for Verizon Wireless and wireline operations in Mexico, Venezuela, the Dominican Republic, Puerto Rico and Canada. Previously he was Vice President-Europe and Asia. Prior to Bell Atlantic / GTE merger, Mr. Butler was Executive Vice President-Operations, TelecomAsia Corporation a position he held since 1998. Butler earned a BS from the U.S. Military Academy at West Point and an MBA from Golden Gate University.

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

         Steven R. Smith is the Vice President International Finance from Verizon Communications. Prior to this appointment, Mr. Smith was the group vice president international finance, Europe and Asia. Before the merger of Bell Atlantic and GTE to form Verizon, Mr. Smith was Director-Strategic Planning for Bell Atlantic International Telecommunications. Mr. Smith received a Bachelor's degree in Mechanical Engineering Technology from the State University of New York at Binghamton and an MBA from the University of Rochester. Mr. Smith is a Chartered Financial Analyst (CFA).

         Richard L. Carrion has been Chairman, President and Chief Executive Officer of Popular, Inc., since 1990 and has been a director since 1982. Mr. Carrion is a director of Verizon and Wyeth.

         Hector Mendez was appointed President of the Development Government Bank ("GDB") in July 2002. Previously he was the GDB Vice-President and Treasurer, a position he held since February 2001. Mr. Mendez has held various positions in the Puerto Rico banking industry, including Senior Vice President and Treasurer of the Hispanic Central Bank. His academic background includes a Bachelor's degree in Business Administration with a major in Accounting and Management from the University of Puerto Rico and a Master's Degree in Finance and International Trade from the Inter American University of Puerto Rico.

         Hector Nevares is a private investor and serves on the boards of Suiza Foods Corp., First Bank of Puerto Rico, Caribbean Consolidated Schools, Indulac, and the Company for the Development of the Cantera Peninsula. Mr. Nevares was the Vice Chairman of Suiza Foods Corp. from 1996 to 1999 and President from 1982 to 1996.

         Samuel H. Jove is a private investor and has been President of BMJ Foods PR, Inc. since the company was founded in 1984. Mr. Jove serves as President of the Metromedia International Franchisees Advisory Board. Mr. Jove also serves on the boards of the GDB and Puerto Rico Housing Finance Corporation.

         Since March 17, 1999 the Board of Directors has had a standing Audit Committee. Currently, the Audit Committee is comprised of Alfred C. Giammarino, Hector Nevares and Steven R. Smith. The Audit Committee oversees the financial reporting process for which management is responsible, reviews the services provided by our independent auditors, consults with the independent auditors in regard to our audits and proposed audits, reviews the need for internal auditing procedures and the adequacy of internal controls and performs other fiduciary oversight responsibilities including but not limiting to significant business transactions.

EXECUTIVE OFFICERS

   The executive officers of the Company as of March 25, 2003, are as follows:

NAME                        AGE    TITLE
----                        ---    -----
Jon E. Slater                57    President and Chief Executive Officer
Michael D. Mills             51    Vice President Finance and Chief Financial Officer
Jose E. Arroyo               39    Vice President Legal and Regulatory Affairs
Cristina M. Lambert          54    Vice President and General Manager of Wireline
Beth De Winter               40    Vice President and General Manager of Wireless
Francisco M. Arroyo          42    Vice President Sales and Customer Contact
Benito Fernandez             56    Vice President Human Resources
Ileana Molina de Bachman     47    Vice President Corporate Communications
Roberto A. Correa            45    Vice President Network Services, Engineering and Technical Planning
Kathy A. Thompson            49    Vice President Information Technology Solutions
Robert P. Huberty            50    Controller
Maria E. De La Cruz          34    Treasurer

         Michael D. Mills was appointed Vice President Finance and Chief Financial Officer of the Company on December 17, 2002. Most recently he was Executive Director International Finance Mergers & Acquisitions for Verizon, a position from which he participated in GTE/Verizon's acquisition of a controlling interest in PRT. During his over 27 years with GTE/Verizon he held various controllership and financial planning positions within their telephone operating Company's, Telephone Headquarters and parent company World Headquarters organizations. Mr. Mills holds a Bachelor of Arts Degree in Environmental Design (Architecture) and an MBA in finance and accounting from the University of Washington.

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

         Cristina M. Lambert was appointed Vice President and General Manager of Wireline on June 3, 1999. She has over 26 years of experience in the telecommunications industry. After holding positions of ascending responsibilities in Verizon/GTE, in 1995 she was named General Manager, customer operations in Illinois, where she supervised wireline telephone services for nearly one million customers. In 1997, Mrs. Lambert became Assistant Vice President Integrated Process Planning for GTE. The following year she began directing and implementing business strategies for GTE national customer care organization. Mrs. Lambert holds a bachelor's degree in Business Management from Indiana University and a master's degree in Business Administration from Indiana Wesleyan University.

         Beth De Winter was appointed Vice President and General Manager of Wireless on January 1, 2002. Prior to joining the Company, Mrs. Winter was General Manager of fixed wireless services for AT&T Wireless in Texas. Prior to that, Mrs. Winter had worked for BellSouth where she held several positions including Vice President-Broadband Product Development, for BellSouth.net, Inc., Vice President Sales and Marketing, for BellSouth-Ecuador, International Marketing Director, for BellSouth-Nicaragua and Senior International Marketing Manager, for BellSouth-Latin America. Mrs. Winter holds a masters degree in International Business Administration from the University of Arizona.

         Francisco M. Arroyo was appointed Vice President Sales and Customer Contact on November 12, 2002. Mr. Arroyo has extensive experience in the telecommunication industry. Prior to joining the Company, Mr. Arroyo served as Senior Director of Calling Centers for WorldCom-Brazil. Previously, Mr. Arroyo worked for WorldCom International where he held several positions since 1993. Mr. Arroyo holds a bachelors degree in Biology from the University of Puerto Rico and a masters degree in Latin American Studies from the University of New Mexico.

         Benito Fernandez was appointed Vice President Human Resources on June 11, 2001. Prior to joining the Company, Mr. Fernandez held the position of Vice President Human Resources for Montefiore Medical Center. Prior to that, he was Vice President Columbia Presbyterian Medical Center and Labor Counsel for Westvaco Corporation and also served as an associate in the law firm Arthur, Dry & Kalish. Mr. Fernandez holds a bachelors degree from the College of the City of New York and an L.L.M. from New York University School of Law and a J.D. from Brooklyn Law School.

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

         Maria E. De La Cruz was appointed Treasurer of the Company on December 3, 2002. Ms. De La Cruz has been with the Company in the Treasury Department since May 2002 serving as Assistant Treasurer. Ms. De La Cruz has over 12 years of banking and financial management experience in private industry and public accounting. She holds a bachelors degree in Finance from the University of Puerto Rico and is a Certified Public Accountant.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION

                           SUMMARY COMPENSATION TABLE

         The following table sets forth compensation of the five highest compensated company executives.

                                                       ANNUAL COMPENSATION                         LONG-TERM COMPENSATION
                                              ---------------------------------------   ------------------------------------------
                                                                                               AWARDS               PAYOUTS
                                                                                        -----------------------     -------
                                                                                                     SECURITIES
                                                                            OTHER       RESTRICTED   UNDERLYING              ALL
                                                                            ANNUAL        STOCK       OPTIONS/     LTIP     OTHER
                                                     SALARY     BONUS    COMPENSATION    AWARD(S)     SARS(#)    PAYOUTS     COMP
                                                     ------     -----    ------------   ----------   ----------  -------   -------
NAME AND PRINCIPAL POSITION                   YEAR     ($)       ($)         ($)           ($)                     ($)       ($)
---------------------------                   ----     ---       ---         ---           ---                     ---       ---
                                                                 (4)         (5)           (6)                     (7)       (8)
Jon E. Slater
     President & Chief Executive Officer      2002   310,096   207,700     158,201             --      34,100    183,900   230,816
                                              2001   309,900   201,000     143,200             --      34,340    155,000    14,300
                                              2000   300,000   207,200     147,500        198,300      45,742         --    11,000
Cristina M. Lambert
     VP & General Manager of Wireline         2002   209,231   117,600     108,810             --      21,200     57,800    79,210
                                              2001   203,500   114,700     100,900             --      14,300     47,000     8,800
                                              2000   190,000   126,900      66,500         69,600      18,822         --     7,000
Benito Fernandez
     VP Human Resources                       2002   186,250   105,000      83,289             --      13,500         --    51,553
                                        (1)   2001   170,128    50,800          --             --       7,900         --        --
                                              2000        --        --          --             --          --         --        --
Beth De Winter
     VP and General Manager of Wireless (2)   2002   194,615    70,000      96,501             --      12,600         --     8,462
                                              2001        --        --          --             --          --         --        --
                                              2000        --        --          --             --          --         --        --
Ileana Molina de Bachman
     VP Corporate Communications              2001   191,123    66,000          --             --      12,600         --     8,128
                                              2001   182,500    55,200          --             --      11,000         --        --
                                              2000   177,500    76,700          --             --      12,589         --     7,000
Willard J. Reagan
     VP & Chief Financial Officer       (3)   2002   248,173   129,300     129,730             --      25,000     71,720    71,598
                                              2001   127,396    31,400          --             --       4,520     38,000        --
                                              2000        --        --          --             --          --         --        --

(1) Mr. Fernandez joined the Company on June 11, 2001. His 2001 bonus reflects a prorated amount based on start date.

(2) Mrs. De Winter joined the Company on January 1, 2002.

(3) Mr. Reagan joined the Registrant in September 2001 and left the Company in December 2002.

(4) For year 2000, the bonus column reflects the amounts each executive officer received under both the Verizon Short-Term Incentive Plan and the GTE Executive Incentive Plan.

(5) For 2002, the column "Other Annual Compensation" includes housing allowances Messrs. Slater, Fernandez, and Reagan and Ms. Lambert and De Winter in the amount of: $120,000; $60,000; $72,000; $85,800 and
    $66,000, respectively.

(6) The data reflects the dollar value of the one-time grant of restricted stock units based on the closing price of Verizon common stock on the grant date, September 7, 2000. These units vest over the next three years subject to meeting certain performance and time measures. On each dividend payment date, additional restricted units are credited to the participant's account. The number of restricted stock units is determined by dividing the dividend that would have been paid on the shares represented by the restricted stock units in the participant's account by the closing price of Verizon's common stock on the New York Stock Exchange Composite Transactions Tape on the dividend payment date. Mr. Slater and Ms. Lambert hold a total of: 4,743 and 1,617 restricted stock units, respectively, which had a dollar value of:
    $183,788 and $62,655, respectively, based upon the closing price of Verizon common stock on December 31, 2002.

(7) Messrs. Slater and Reagan and Ms. Lambert, as former GTE executives, received payments for the 2000 to 2002 award cycle, under the GTE Long-Term Incentive Plan of: $183,900; $71,720; and $57,800,
    respectively.

(8) "All Other Compensation" column includes Verizon contributions to qualified 401(k) plans for Messrs. Slater, Fernandez, and Reagan and Ms. Lambert, De Winter, and Bachman of: $16,142; $10,979; $10,665; $15,915; $8,462; and $8,128, respectively; contributions by the Company and its related companies to the non-qualified income deferral plan accounts of Messrs. Slater, Fernandez, and Reagan and Ms. Lambert in the amounts of: $122,835; $18,796; $31,325; and $47,991, respectively;
    the value of premiums paid by the Company for executive life insurance policies for Messrs. Slater, Fernandez, and Reagan and Ms. Lambert in the amounts of: $91,838; $21,778; $29,609; and $15,304, respectively.

         The following table shows grants of options in Verizon shares to the named executive officers during 2002. Pursuant to SEC rules, the table also shows the value of the options granted at the end of the option terms if the stock price were to appreciate annually by 5% and 10%, respectively. There is no assurance that the stock price will appreciate at the rates shown in the table below. The table also indicates that, if the stock price does not appreciate, the potential realized value of the options granted would be zero.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                                                          Potential Realizable Value at
                                                                                       Assumed Annual Rates of Stock Price
                                                                                           Appreciation for Option Term
                                             Individual Grants                                       ($ 000s)
--------------------------------------------------------------------------------------------------------------------------
        (a)                    (b)               (c)           (d)          (e)         (f)         (g)        (h)
                               # of           % of Total
                            Securities       Options/SARs
                            Underlying        Granted to    Exercise or
                           Options/SARs      Employees in   Base Price    Expiration
        Name                 Granted         Fiscal Year      ($/Sh)         Date        0%         5%          10%
        ----               -----------------------------------------------------------------------------------------------
Jon E. Slater                 34,100 (1)         0.1%         48.6700      1/23/2012      -       1,043.7     2,645.0

Cristina M. Lambert           21,200 (1)         0.1%         48.6700      1/23/2012      -         648.9     1,644.4

Benito Fernandez              13,500 (1)         0.0%         48.6700      1/23/2012      -         413.2     1,047.2

Beth De Winter                12,600 (1)         0.0%         48.6700      1/23/2012      -         385.7       977.3

Ileana Molina de Bachman      12,600 (1)         0.0%         48.6700      1/23/2012      -         385.7       977.3

Willard J. Reagan             25,000 (2)         0.1%         48.6700     12/21/2007      -         406.6       920.3

(1) One-third of the options are exercisable on January 24, 2003; two thirds are exercisable on January 24, 2004; and the balances are exercisable on January 24, 2005.

(2) Options became fully exercisable on December 21, 2002, with a 5-year term remaining per plan provisions.

     The following table provides information as to options and stock appreciation rights (referred to as SARs) exercised by each of the named executive officers during 2002. The table sets forth the value of options and stock appreciation rights held by such officers at 2002 year-end.

                         AGGREGATED OPTION/SAR EXERCISES
                IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

---------------------------------------------------------------------------------------------------------------------------
                 (a)                        (b)          (c)                 (d)                            (e)
                                                                     Number of Securities          Value of Unexercised
                                                                    Underlying Options/SARs      In-the-Money Options/SARs
                                                                                                       at F-Y-End
                                           Shares       Value            at F-Y-End (#)                 ($ 000s)
                                        Acquired on    Realized   ---------------------------   ---------------------------
                Name                    Exercise (#)   ($000s)    Exercisable   Unexercisable   Exercisable   Unexercisable
               ------                  -------------   --------   ---------------------------   ---------------------------
Jon E. Slater                               --            --        119,863         85,575          39.0           --

Cristina M. Lambert                         --            --         42,503         41,342          31.5           --

Benito Fernandez                            --            --          2,633         18,767             -           --

Beth De Winter                              --            --             --         12,600             -           --

Ileana Molina de Bachman                    --            --         11,558         24,997             -           --

Willard J. Reagan                           --            --         81,736             --             -           --

VERIZON RETIREMENT PROGRAMS

VERIZON PENSION PLANS

     Effective January 1, 2002, Verizon merged the management pension plans of the predecessor companies to form the Verizon Management Pension Plan. The plan is a noncontributory, tax-qualified pension plan for salaried employees that provides for distribution of benefits in a lump sum or an annuity, at the participant's election. Pension benefits under this plan are calculated for all participants using a cash balance formula that provides for pay credits equal to 4 to 7 percent (depending on age and service) of annual eligible pay up to the statutory limit on compensation ($200,000 in 2002), for each year of service following the conversion to cash balance. Messrs. Slater, Fernandez, and Reagan, and Ms. Lambert, DeWinter, and Bachman began participating in the Verizon Management Pension Plan as of January 1, 2002.

     In general, eligible pay includes base salary, commissions and short-term incentives, exclusive of overtime, certain senior manager or other incentive compensation, and other similar types of payments. Additionally, monthly interest credits are made to the participant's account balance based upon the prevailing market yields on certain U.S. Treasury obligations. In order to record these pay and interest credits, the plan administrator maintains a hypothetical account balance for each participant. However, as part of the transition to a cash balance formula, participants with at least 10 years of service with the Company as of January 1, 2002, receive benefits under an alternative formula, referred to as the "highest average pay formula," if that formula provides a higher benefit than the cash balance formula. Under this formula, pensions are computed until 2008 on 1.35% of eligible pay for average annual salary for the five highest consecutive years up to the statutory limit on compensation ($200,000 in 2002), for each year of service. In 2008, the Verizon Management Pension Plan shifts from this highest average pay formula to a career average pay formula under which an employee's pension is computed on 1.35% of eligible pay for average annual salary over the remainder of the employee's career with the Company up to the statutory limit on compensation, for each year of service. As of December 31, 2002, or the executive's date of separation in 2002, the actual years of service credited under the Verizon Management Pension Plan for Messrs. Slater, Fernandez, and Reagan, and Ms. Lambert, DeWinter, and Bachman are 32, 2, 16, 29, 1, and 4, respectively.

     The following table illustrates the estimated annual benefits payable pursuant to the highest average pay formula under the Verizon Management Pension Plan based on a maximum compensation limit of $200,000. The table assumes normal retirement at age 65 and is calculated on a single life annuity basis, based upon final average earnings and years of service:

                                   PENSION PLAN TABLE
--------------------------------------------------------------------------------------
FINAL AVERAGE                              YEARS OF SERVICE
                 ---------------------------------------------------------------------
  EARNINGS           15          20          25          30          35         40
-------------    ---------------------------------------------------------------------
 $  200,000      $  40,500   $  54,000   $  67,500   $  81,000   $  94,500   $  108,000

     All former GTE employees with at least 10 years of service with the Company as of January 1, 2002, are eligible to receive benefits under a variant to the highest average pay formula described above if that formula provides a higher benefit. This formula provides a benefit that was integrated with social security and is available through May 31, 2004. For compensation under $37,200, which is the limit under the Federal Social Security Act, the formula was based on 1.15% of eligible pay, while the formula for pay above that amount was based on 1.45% of eligible pay.

     The following table illustrates the estimated annual benefits payable pursuant to this alternative highest average pay formula, integrated with social security, under the Verizon Management Pension Plan based on a maximum compensation limit of $200,000. The table assumes normal retirement at age 65 and is calculated on a single life annuity basis, based upon final average earnings and years of service:

                                   PENSION PLAN TABLE
--------------------------------------------------------------------------------------
FINAL AVERAGE                                  YEARS OF SERVICE
                  --------------------------------------------------------------------
  EARNINGS            15          20         25         30         35           40
----------------  --------------------------------------------------------------------
 $  200,000       $  41,826   $  55,768   $  69,710  $  83,652  $  97,594   $  111,536

     Employees who do not have at least 10 years of service generally do not qualify for the highest average pay formula under the plan. Accordingly, Mr. Fernandez's and Ms. DeWinter's and Bachman's cash balance accounts were $22,703; $10,114; and $51,707, respectively, as of December 31, 2002. Mr. Reagan's pension under the Verizon Management Pension Plan, based on the cash balance formula, was $179,792.

     Section 415 of the Internal Revenue Code places certain limitations on pension benefits that may be paid from the trusts of tax-qualified plans, such as the Verizon Management Pension Plan. Pension amounts for certain executive officers that exceed such Section 415 limitations will be paid from the Company's assets under the Verizon Income Deferral Plan. Messrs. Slater, Fernandez, and Reagan, and Ms. Lambert, DeWinter, and Bachman began participating in the Verizon Income Deferral Plan as of January 1, 2002. This plan is a nonqualified, unfunded, supplemental retirement and deferred compensation plan under which an individual account is maintained for each participant. The plan allows the participants to defer voluntarily the receipt of up to 100% of their eligible compensation, and also provides retirement and other benefits to certain executives through Company credits to the participant's account under the plan. Eligible compensation consists of:

I. a participant's base salary in excess of the Internal Revenue Code limit on compensation for qualified retirement plans ($200,000 in 2002);

II.      all of the participant's short-term incentive award; and

III. other bonuses that the plan administrator determines are eligible for deferral.

     If a participant elects to defer eligible income, the Company provides a matching contribution equal to the rate of match under the qualified savings plan for management employees. That rate is 100% of the first 4% of eligible compensation deferred and 50% of the next 2% of eligible compensation deferred. In addition, for the first 20 years of participation in the plan for certain executives of the Company, the Company makes retirement contributions to a participant's account equal to 32% of the base salary, in excess of $200,000, and short-term incentive award components of the participant's eligible compensation. Thereafter, the Company makes retirement contributions equal to 7% of such eligible compensation.

     The following table shows the aggregate portion of each participating named executive officer's account attributable to the Company's contributions as of December 31, 2002. In 2002, Messrs. Slater, Fernandez, and Reagan, and Ms. Lambert, and all other former GTE executives, had their Verizon Supplemental Executive Retirement Plan benefit converted to a present value and transferred to the Verizon Income Deferral Plan. As a result, Messrs. Slater, Fernandez, and Reagan, and Ms. Lambert are no longer entitled to receive a benefit under the Verizon Supplemental Executive Retirement Plan and instead began participating in the Verizon Income Deferral Plan along with all other Verizon executives effective January 1, 2002. Generally, the Verizon Income Deferral Plan provides a benefit at retirement comparable to the benefit provided under the Verizon Supplemental Executive Retirement Plan.

  EXECUTIVE                    AGGREGATE ACCOUNT BALANCE
  ---------                    -------------------------
Mr. Slater                          $   2,415,332*
Ms. Lambert                         $     566,979*
Mr. Fernandez                       $      25,326*
Mr. Reagan                          $     114,319*

*Includes $2,037,275; $10,979; $72,792; and $476,717 for Messrs. Slater,
Fernandez, and Reagan, and Ms. Lambert, respectively, representing a present value conversion and transfer of their earned benefits from the Verizon Supplemental Executive Retirement Plan.

The actual annual Company contribution for 2002 has been reflected in the "All Other Compensation" column of the Summary Compensation Table.

Pension benefits for Ms. DeWinter and Backman were calculated only under the Verizon Mangement Pension Plan using a cash balance formula that provides for pay credits equal to 4 to 7 percent (depending on age and service) of annual eligible pay both up to and greater than the statutory limit on compensation ($200,000 in 2002), for each year of service following the conversion. As of December 31, 2002, Ms. DeWinter's and Bachman's cash balance accounts were $10,114 and $51,707, respectively.

As of December 31, 2002, the actual years of service credited under the Verizon Management Pension Plan for Ms. DeWinter and Bachman are 1 and 4, respectively.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Company has a Compensation Committee comprised of, Richard L. Carrion, Daniel C. Petri and Samuel H. Jove. This Committee is responsible for establishing and administering the policies and plans related to compensation of the Company's management, including the executives listed in the "Executive Officers" table included in Item 10 of this Form 10-K.

         Richard L. Carrion, a Director of the Company, serves as Chairman of the Compensation Committee. Mr. Carrion is Chairman, President and Chief Executive Officer of Popular, Inc. He also serves as Director of Verizon.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SHAREHOLDERS AND SHAREHOLDER RELATIONSHIPS

SHARE OWNERSHIP

         There were 50 million authorized and 25 million outstanding shares of no par value common stock at December 31, 2002. The owners of the common stock as of March 25, 2003 are as follows:

                                                                                                    SHARES
                                                                                           ------------------------
          NAME OF BENEFICIAL OWNER                            ADDRESS                        NUMBER      PERCENTAGE
-----------------------------------------      ---------------------------------------     ---------     ----------
GTE Holdings (Puerto Rico) LLC - (Verizon)     GTE Holdings (Puerto Rico) LLC              13,003,276       52.01
                                               5221 North O'Connor Boulevard
                                               Irving, Texas 75039

Popular, Inc.                                  209 Munoz Rivera Avenue                      3,246,749       12.99
                                               Hato Rey, Puerto Rico 00918

PRTA Holdings Corporation                      Government Development Bank                  6,999,975       28.00
                                               For Puerto Rico
                                               Minillas Government Center
                                               San Juan, Puerto Rico 00940

Employee Stock Ownership Plan                  U.S. Trust Company National Association      1,750,000        7.00
                                               c/o Dennis M. Kunisaki
                                               515 South Flower Street
                                               Los Angeles, California 90171
                                                                                           ----------      ------

Total                                                                                      25,000,000      100.00
                                                                                           ----------      ------
All Directors and Executive (17 persons)
    Officers as a Group                                                                             0           0

CHANGE OF SHAREHOLDER OWNERSHIP PERCENTAGE

         On January 25, 2002, Verizon, through its subsidiary GTE Holdings (Puerto Rico) LLC, and Popular, Inc. acquired an additional 12% and 3% interest in the Company, respectively, by exercising an option each held since the Acquisition on March 2, 1999. Verizon and Popular obtained the additional ownership interest from PRTA Holdings.

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

SHAREHOLDERS' AGREEMENT

         The board of directors has 9 members, who are appointed as follows: 5 directors are appointed by Verizon; 1 director is appointed by Popular, Inc., pursuant to an agreement with Verizon; and 3 directors are appointed by PRTA Holdings (Government). The ESOP does not have the right to appoint any directors. The number of directors the Government of Puerto Rico can appoint is related to its share ownership in the Company. The PRTA is entitled to appoint 3, 2, or 1 director as long as it (or its successor) holds at least a 25%, 15%, or 4% ownership interest, respectively. Unanimous approval is required for the following actions:

         - An acquisition, strategic alliance, or joint venture exceeding 15% of the Company's assets;

         -    Issuance of equity, convertible equity securities, or debt;

         -    Changes in the dividend policy; and

         - Transactions with Verizon and Popular, Inc. exceeding $1 million, annually.

         Unanimous approval is required for the additional following matters as long as the Government holds at least a 10% ownership interest:

         -    Asset sales of 25% or more of the Company's assets;

         - Amendments to the Certificate of Incorporation, which adversely affect the Government; and

         -    The liquidation, merger or consolidation of the Company.

         Verizon and the Government agreed that neither party, nor a Verizon affiliate, will compete in the telecommunications business (subject to certain exceptions) until the earlier of:

         - The date when the Government ceases to own at least 5% of the shares,

         -    The later of 7 years after the sale or 1 year after an IPO.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH VERIZON

MANAGEMENT AND TECHNOLOGY LICENSE AGREEMENTS

         Verizon provides advice and direction regarding the administration and operations of our business, as well as providing us with its existing intellectual property and software that is not restricted by patents or copyrights under a 5-year agreement, expiring March 2, 2004. Verizon is reimbursed for transportation, lodging, and meals and receives royalties and fees based on the following percentages of EBITDA, excluding provisions for voluntary severance programs:

         -    8% for years 1 and 2 of the agreement;

         -    7% for years 3 and 4 of the agreement;

         -    6% for year 5 of the agreement.

         Total royalties and fees accrued in 2002 and 2001 were $39 million for each of the two years.

REIMBURSEMENT AGREEMENT

         The Company has a reimbursement agreement with Verizon, whereby actual out-of-pocket expatriate salaries and related benefit expenses are billed back to the Company. Total expatriate expenses for the year ended December 31, 2002 and 2001 amounted to $8 million and $13 million, respectively. Refer to the "Executive Compensation" section (Item 11) for further details.

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

DIRECTORY AGREEMENTS

         We entered into a new 95-year agreement in 1999 with VISI, a joint venture among VNU, Verizon, and ourselves which provides us a publishing right of 35% of yellow page advertising revenues, plus billing and collection fees which generated $20 million of directory advertising revenues for the year 2002.

TRANSACTIONS WITH POPULAR, INC.

         Popular, Inc. provides wireline bill collection, lock-box, cash management, and wireless bill processing services for $7 million for each of 2002 and 2001. These services are negotiated at arms-length market value rates.

         At December 31, 2002, the Company maintained a $50 million working capital credit facility with Banco Popular de Puerto Rico, a subsidiary of Popular, Inc. At December 31, 2002, the Company had drawn $40 million under this working capital credit facility.

ITEM 14. ONTROL AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

         Our chief executive officer and chief financial officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of
1934), as of a date within 90 days of the filing date of this annual report (Evaluation Date), that ensure that material information relating to the Company which is required to be disclosed in this report is recorded, processed, summarized and reported, within required time periods. They have concluded that as of the Evaluation Date, the Company disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this annual report was being prepared.

(b)  Changes in Internal Controls

         There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date, nor were there any significant deficiencies or material weaknesses in these controls requiring corrective actions. As a result, no corrective actions were taken.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

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

     (3) Exhibits

     See Exhibit Index.

(b)  Reports on Form 8-K

     None filed during the fourth quarter 2002.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

     TELECOMUNICACIONES DE PUERTO RICO, INC.

                                    By:   /s/ JON E. SLATER
                                       -----------------------------------------
                                       Name:  Jon E. Slater
                                       Title: Chief Executive Officer
                                       Date:  March 25, 2003

                                    By:   /s/ MICHAEL D. MILLS
                                       -----------------------------------------
                                       Name:  Michael D. Mills
                                       Title: Chief Financial Officer
                                       Date:  March 25, 2003

                                    By:   /s/ ROBERT P. HUBERTY
                                       -----------------------------------------
                                       Name:  Robert P. Huberty
                                       Title: Chief Accounting Officer
                                       Date:  March 25, 2003

                                CEO CERTIFICATION

I, Jon E. Slater, certify that:

     1. I have reviewed this annual report on Form 10-K of Telecomunicaciones de Puerto Rico, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

     4. The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

              a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

              b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

              c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent function):

              a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

              b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

     6. The Company's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date         March 25, 2003
      ----------------------------
        /s/  JON E. SLATER
      ----------------------------
             Jon E. Slater
        Chief Executive Officer
     (Principal Executive Officer)

                                CFO CERTIFICATION

I, Michael D. Mills, certify that:

     1. I have reviewed this annual report on Form 10-K of Telecomunicaciones de Puerto Rico, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

     4. The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

              a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

              b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

              c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of Company's board of directors (or persons performing the equivalent function):

              a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

              b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

     6. The Company's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date         March 25, 2003
     -----------------------------
       /s/  MICHAEL D. MILLS
     -----------------------------
            Michael D. Mills
       Chief Financial Officer
     (Principal Financial Officer)

                CERTIFICATION REQUIRED BY 18 U.S.C. SECTION 1350

         Pursuant to 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002), the undersigned hereby certify that this Annual Report on Form 10-K fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in this annual report fairly presents, in all material respects, the financial condition and results of operations of the registrant.

         TELECOMUNICACIONES DE PUERTO RICO, INC.

                                    By: /s/ JON E. SLATER
                                        ----------------------------------------
                                        Name:  Jon E. Slater
                                        Title: Chief Executive Officer
                                        Date:  March 25, 2003

                                    By: /s/ MICHAEL D. MILLS
                                        ----------------------------------------
                                        Name:  Michael D. Mills
                                        Title: Chief Financial Officer
                                        Date:  March 25, 2003

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     DATE                           SIGNATURE                       CAPACITY
--------------              ------------------------         ------------------------
March 25, 2003              /s/ JON E. SLATER                Chief Executive Officer
                            ------------------------
                            Jon E. Slater

March 25, 2003              /s/ MICHAEL D. MILLS             Chief Financial Officer
                            ------------------------
                            Michael D. Mills

March 25, 2003              /s/ ROBERT P. HUBERTY            Chief Accounting Officer
                            ------------------------
                            Robert P. Huberty

March 25, 2003              /s/ DANIEL C. PETRI              Director
                            ------------------------
                            Daniel C. Petri

March 25, 2003              /s/ ALFRED C. GIAMMARINO         Director
                            ------------------------
                            Alfred C. Giammarino

March 25, 2003              /s/ GARY S. BUTLER               Director
                            ------------------------
                            Gary S. Butler

March 25, 2003              /s/ JON E. SLATER                Director
                            ------------------------
                            Jon E. Slater

March 25, 2003              /s/ STEVE R. SMITH               Director
                            ------------------------
                            Steve R. Smith

March 25, 2003              /s/ RICHARD L. CARRION           Director
                            ------------------------
                            Richard L. Carrion

March 25, 2003              /s/ HECTOR MENDEZ                Director
                            ------------------------
                            Hector Mendez

March 25, 2003              /s/ HECTOR NEVARES               Director
                            ------------------------
                            Hector Nevares

March 25, 2003              /s/ SAMUEL H. JOVE               Director
                            ------------------------
                            Samuel H. Jove

                                  EXHIBIT INDEX

 EXHIBIT
 NUMBER                                DESCRIPTION
--------      ------------------------------------------------------------------
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

   3.3 By-Laws of Telecomunicaciones de Puerto Rico, Inc. (Incorporated by reference to 3.3 Exhibit 3.4 of the Company's Registration
              Statement filed on Form S-4 (File 333-85503)).

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

 10.13        Commercial Paper Dealer Agreement 4(2) Program among
              Telecomunicaciones de Puerto Rico, Inc., as Issuer; Puerto Rico
              Telephone Company, Inc. and Celulares Telefonica, Inc., as
              Guarantors; and Merrill Lynch Money Markets Inc., as Dealer for notes with maturities up to 240 days; Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Dealer for notes with maturities over 270 days up to 365 days. Concerning notes to be issued pursuant to an Issuing and Paying Agency Agreement dated as of November 9, 2000 between the Issuer and The Chase Manhattan Bank, as Issuing and Paying Agent. (Incorporated by reference to Exhibit
              10.25 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (File 333-85503)).

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

 10.17 Issuing and Paying Agency Agreement dated as of November 9, 2000, by and among Telecomunicaciones de Puerto Rico, Inc., as Issuer, Puerto Rico Telephone Company and Celulares Telefonica, Inc., as
              Guarantors, and The Chase Manhattan Bank, as Issuing and Paying
              Agent. (Incorporated by reference to Exhibit 10.29 of the Company's Annual Report on Form 10-K for the year ended December
              31, 2000 (File 333-85503)).

 10.18 Letter Amendment, to the March 2, 1999 Shareholders Agreement, dated as of May 25, 2001, by and among Telecomunicaciones de
              Puerto Rico, Inc., GTE Holdings (Puerto Rico) LLC, GTE
              International Telecommunications Incorporated, Popular, Inc., and the Puerto Rico Telephone Authority. (Incorporated by reference to
              Exhibit 10.25 of the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2001 (File 333-85503)).

 10.19        Third Letter Amendment, dated August 3, 2001, to the Five-Year
              Credit Agreement with Citibank, N.A., dated as of March 2, 1999, as amended by the Letter Amendment to Five-Year Credit Agreement dated as of May 7, 1999 and as further amended by the second
              Letter Amendment to Five-Year Credit Agreement dated as of
              February 15, 2001. (Incorporated by reference to Exhibit 10.26 of the Company's Quarterly Report on Form 10-Q for the period ended
              September 31, 2001 (File 333-85503)).

 10.20        ISDA Master Agreement, dated August 29, 2001, by and among
              Telecomunicaciones de Puerto Rico, Inc., as the Counterparty,
              Puerto Rico Telephone Company and Celulares Telefonica, Inc., as
              Guarantors, and Bank of America, N.A., as the Bank. (Incorporated by reference to Exhibit 10.27 of the Company's Quarterly Report on Form 10-Q for the period ended September 31, 2001 (File
              333-85503)).

 10.21        ISDA Master Agreement, dated August 29, 2001, by and among
              Telecomunicaciones de Puerto Rico, Inc., as the Counterparty,
              Puerto Rico Telephone Company and Celulares Telefonica, Inc., as
              Guarantors, and Citibank, N.A., as the Bank. (Incorporated by reference to Exhibit 10.28 of the Company's Quarterly Report on Form 10-Q for the period ended September 31, 2001 (File
              333-85503)).

 10.22        Plan of Reorganization and Agreement of Merger, dated as of May 1,
              2002, between Puerto Rico Telephone Company, Inc. and Verizon
              Wireless Puerto Rico, Inc. (Incorporated by reference to Exhibit
              10.25 of the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2002 (File 333-85503)).

 10.23 $90,000,000 working capital revolving credit agreement dated as of May 16, 2002, among Telecomunicaciones de Puerto Rico, Inc., as
              Borrower, Puerto Rico Telephone Company, Inc., as Guarantor, and
              Banco Popular de Puerto Rico, as Lender and Administrative Agent.
              (Incorporated by reference to Exhibit 10.26 of the Company's
              Quarterly Report on Form 10-Q for the period ended June 30, 2002
              (File 333-85503)).

 10.24 $50,000,000 2-Year term credit agreement dated as of May 16, 2002, among Telecomunicaciones de Puerto Rico, Inc., as Borrower, Puerto
              Rico Telephone Company, Inc., as Guarantor, and Banco Bilbao
              Vizcaya Argentaria, S.A., as Lender and Banco Bilbao Vizcaya
              Puerto Rico, as Administrative Agent. (Incorporated by reference to Exhibit 10.27 of the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2002 (File 333-85503)).

 10.25 $50,000,000 2-Year term credit agreement dated as of May 31, 2002, among Telecomunicaciones de Puerto Rico, Inc., as Borrower, Puerto
              Rico Telephone Company, Inc., as Guarantor, and HSBC Bank USA, as
              Lender. (Incorporated by reference to Exhibit 10.28 of the Company's Quarterly Report on Form 10-Q for the period ended June
              30, 2002 (File 333-85503)).

 10.26 $50,000,000 3-Year term credit agreement dated as of June 24, 2002, among Telecomunicaciones de Puerto Rico, Inc., as Borrower,
              Puerto Rico Telephone Company, Inc., as Guarantor, and Australia and New Zealand Banking Group Limited, as Lender and
              Administrative Agent. (Incorporated by reference to Exhibit 10.29 of the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2002 (File 333-85503)).

 10.27 $75,000,000 3-Year term credit agreement dated as of August 19, 2002, among Telecomunicaciones de Puerto Rico, Inc., as Borrower,
              Puerto Rico Telephone Company, Inc., as Guarantor, and The Bank of
              Nova Scotia, as Lender and Administrative Agent. (Incorporated by reference to Exhibit 10.28 of the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2002 (File
              333-85503)).

 10.28 Letter Amendment to the $90 million working capital revolving credit agreement dated as of December 31, 2002.

 10.29 Assignment and Acceptance agreement, dated as of December 31,2002, relating to the $50 million 3-Year Term Credit Agreement, dated as of June 24, 2002.

 10.30        Collective Bargaining Agreement between the Puerto Rico Telephone
              Company and the Independent Union of Telephone Employees of Puerto
              Rico effective from January 18, 2003 until January 17, 2006.
              Approved on February 13, 2003.

 12           Statement Regarding Computation of Ratio of Earnings to Fixed
              Charges.

 21           Subsidiaries of the Registrant.

 23           Independent Auditors' Consent