Form 10-Q
period 2003-03-31
TELECOMUNICACIONES DE PUERTO RICO INC
filed 2003-05-15
CIK 1089357

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

                 For the quarterly period ended: MARCH 31, 2003

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

                                             YES [ ]  NO [X]

Telecomunicaciones de Puerto Rico, Inc. had 25 million shares of no par common stock outstanding at May 15, 2003.

================================================================================

                                      INDEX

            TELECOMUNICACIONES DE PUERTO RICO, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

   Item 1.   Financial Statements (Unaudited)                                                                3

             Condensed consolidated balance sheets--March 31, 2003 and December 31, 2002                     3

             Condensed consolidated statements of operations--Three months ended March 31, 2003
             and 2002                                                                                        4

             Condensed consolidated statements of changes in shareholders' equity--Three
             months ended March 31, 2003 and year ended December 31, 2002                                    5

             Condensed consolidated statements of cash flows--Three months ended March 31, 2003
             and 2002                                                                                        6

             Notes to condensed consolidated financial statements                                            7

   Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations          25

   Item 3.   Quantitative and Qualitative Disclosures about Market Risk                                     37

   Item 4.   Controls and Procedures                                                                        38

PART II. OTHER INFORMATION

   Item 1.   Legal Proceedings                                                                              39

   Item 2.   Changes in Securities and Use of Proceeds                                                      39

   Item 3.   Defaults Upon Senior Securities                                                                39

   Item 4.   Submission of Matters to a Vote of Security Holders                                            39

   Item 5.   Other Information                                                                              39

   Item 6.   Exhibits and Reports on Form 8-K                                                               39

SIGNATURES                                                                                                  40

CERTIFICATIONS                                                                                              41

EXHIBIT INDEX                                                                                               44

PART I  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

            TELECOMUNICACIONES DE PUERTO RICO, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                                                                       (UNAUDITED)
                                                                        MARCH 31,      DECEMBER 31,
                                                                           2003            2002
                                                                       -----------     ------------
ASSETS

CURRENT ASSETS:

  Cash and cash equivalents                                            $    23,186     $     33,667
  Accounts receivable, net of allowance for doubtful accounts
  of $135,049 and $132,894 in 2003 and 2002, respectively                  330,883          343,519
  Deferred income tax                                                       23,427           23,502
  Inventory and supplies, net                                               15,786           18,039
  Prepaid expenses                                                          17,939           10,876
                                                                       -----------     ------------
    Total current assets                                                   411,221          429,603
PROPERTY, PLANT AND EQUIPMENT, net                                       1,657,690        1,575,334
GOODWILL                                                                   126,927          126,927
INTANGIBLES, net                                                           186,445          180,848
DEFERRED INCOME TAX                                                        239,980          285,349
OTHER ASSETS                                                               124,609          119,336
                                                                       -----------     ------------
TOTAL ASSETS                                                           $ 2,746,872     $  2,717,397
                                                                       ===========     ============
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Short-term debt                                                      $    20,194     $     97,932
  Other current liabilities                                                301,376          268,034
                                                                       -----------     ------------
    Total current liabilities                                              321,570          365,966
LONG-TERM DEBT, excluding current portion                                  937,736          937,035
PENSION AND OTHER POST-EMPLOYMENT BENEFITS                                 540,475          590,157
OTHER NON-CURRENT LIABILITIES                                              147,365          146,634
                                                                       -----------     ------------
    Total liabilities                                                    1,947,146        2,039,792
                                                                       -----------     ------------

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY                                12,663           12,229
                                                                       -----------     ------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Common stock                                                             703,270          703,270
  Deferred ESOP compensation                                               (27,408)         (27,408)
  Subscription receivable                                                  (37,292)         (76,093)
  Retained earnings                                                        238,675          155,789
  Accumulated other comprehensive loss, net of taxes                       (90,182)         (90,182)
                                                                       -----------     ------------
    Total shareholders' equity                                             787,063          665,376
                                                                       -----------     ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                             $ 2,746,872     $  2,717,397
                                                                       ===========     ============

     The accompanying notes are an integral part of these financial statements.

            TELECOMUNICACIONES DE PUERTO RICO, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                 (In thousands)

                                                                      FOR THE THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                        2003              2002
                                                                     ----------        ----------
                                                                             (UNAUDITED)
REVENUES:
 Local services                                                      $  145,038        $  141,799
 Long distance services                                                  32,862            38,792
 Access services                                                         81,855            81,098
 Cellular services                                                       47,454            42,223
 Paging services                                                            611             1,924
 Directory services and other                                            12,672            14,795
                                                                     ----------        ----------
   Total revenues                                                       320,492           320,631
                                                                     ----------        ----------

OPERATING COSTS AND EXPENSES:
 Labor and benefits                                                     102,897            97,759
 Other operating expenses                                                98,084           106,073
 Voluntary separation provision                                           1,443                --
 Depreciation and amortization                                           60,503            66,300
                                                                     ----------        ----------
     Total operating costs and expenses                                 262,927           270,132
                                                                     ----------        ----------
OPERATING INCOME                                                         57,565            50,499
                                                                     ----------        ----------
OTHER INCOME (EXPENSE):
 Interest expense, net                                                  (10,183)          (14,121)
 Equity income from joint venture                                           786               576
 Minority interest in consolidated subsidiary                              (433)             (365)
                                                                     ----------        ----------
     Total other expense, net                                            (9,830)          (13,910)
                                                                     ----------        ----------
INCOME BEFORE INCOME TAX EXPENSE                                         47,735            36,589

INCOME TAX EXPENSE                                                       18,143            13,585
                                                                     ----------        ----------

INCOME BEFORE CUMULATIVE EFFECT OF
ACCOUNTING CHANGE                                                        29,592            23,004

CUMULATIVE EFFECT OF ACCOUNTING CHANGE,
     net of taxes of $45,445                                             71,082                --
                                                                     ----------        ----------
NET INCOME                                                           $  100,674        $   23,004
                                                                     ==========        ==========

     The accompanying notes are an integral part of these financial statements.

            TELECOMUNICACIONES DE PUERTO RICO, INC. AND SUBSIDIARIES

      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                 (In thousands)

                                                                                                       ACCUMULATED
                                                            DEFERRED                                      OTHER
                                                COMMON        ESOP       SUBSCRIPTION      RETAINED    COMPREHENSIVE
                                                STOCK     COMPENSATION    RECEIVABLE       EARNINGS        LOSS           TOTAL
                                              ---------   ------------   ------------     ----------   -------------   ----------
BALANCE, DECEMBER 31, 2001                    $ 701,952    $ (28,793)    $   (109,959)    $   53,592    $  (78,477)    $  538,315

Dividends paid                                       --           --               --        (68,836)           --        (68,836)
Accretion of discount on
     subscription receivable                         --           --           (6,134)            --            --         (6,134)
PRTA capital contribution                            --           --           40,000             --            --         40,000
Release of ESOP shares                            1,318        1,385               --             --            --          2,703
Comprehensive income:
  Net income                                         --           --               --        171,033            --        171,033
  Other comprehensive loss, net of taxes:
    Minimum pension liability adjustment             --           --               --             --       (11,705)       (11,705)
                                                                                                                       ----------
Comprehensive income                                 --           --               --             --            --        159,328
                                              ---------    ---------     ------------     ----------    ----------     ----------
BALANCE, DECEMBER 31, 2002                    $ 703,270    $ (27,408)    $    (76,093)    $  155,789    $  (90,182)    $  665,376
(UNAUDITED)
Dividends declared                                   --           --               --        (17,788)           --        (17,788)
Net income, for the three months ended
     March 31,  2003                                 --           --               --        100,674            --        100,674
Accretion of discount on
     subscription receivable                         --           --           (1,199)            --            --         (1,199)
PRTA capital contribution                            --           --           40,000             --            --         40,000
                                              ---------    ---------     ------------     ----------    ----------     ----------
BALANCE, MARCH 31, 2003                       $ 703,270    $ (27,408)    $    (37,292)    $  238,675    $  (90,182)    $  787,063
                                              =========    =========     ============     ==========    ==========     ==========

     The accompanying notes are an integral part of these financial statements.

            TELECOMUNICACIONES DE PUERTO RICO, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                                                        FOR THE THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                           2003          2002
                                                                         ---------     ---------
                                                                               (UNAUDITED)
CASH FLOWS FROM OPERATING ACTVITIES:
 Net income                                                              $ 100,674     $  23,004
 Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization                                             60,503        66,300
  Provision for uncollectible accounts                                      14,525        16,209
  Cumulative effect of accounting change                                   (71,082)           --
  Deferred income tax                                                           --         7,481
  Accretion of discount on subscription receivable                          (1,199)       (1,850)
  Equity income from joint venture                                            (786)         (576)
  Voluntary separation provision                                             1,443            --
  Minority interest in consolidated subsidiary                                 433           365
  Changes in assets and liabilities:
     Accounts receivable                                                    (1,889)      (15,037)
     Inventory and supplies                                                  2,253         1,564
     Prepaid expenses and other assets                                     (10,247)       (8,479)
     Other current and non-current liabilities                              15,617         8,747
     Pension and other post-employment benefits                            (51,125)      (62,080)
                                                                         ---------     ---------
         Net cash provided by operating activities                          59,120        35,648
                                                                         ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                                      (31,986)      (39,437)
 Net salvage on retirements and other                                          115           345
                                                                         ---------     ---------
         Net cash used in investing activities                             (31,871)      (39,092)
                                                                         ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Capital contribution                                                       40,000        40,000
 Net repayments of short-term debt, including capital leases               (77,730)      (55,131)
 Dividends paid                                                                 --        (1,107)
                                                                         ---------     ---------
         Net cash used in financing activities                             (37,730)      (16,238)
                                                                         ---------     ---------
NET (DECREASE) INCREASE IN CASH
  AND CASH EQUIVALENTS                                                     (10,481)      (19,682)
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                                                 33,667        34,797
                                                                         ---------     ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $  23,186     $  15,115
                                                                         =========     =========

     The accompanying notes are an integral part of these financial statements.

TELECOMUNICACIONES DE PUERTO RICO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.   BUSINESS / CORPORATE STRUCTURE

     Telecomunicaciones de Puerto Rico, Inc., a Puerto Rico corporation (the "Company"), holds 100% of the common stock of Puerto Rico Telephone Company, Inc. ("PRTC"), PRT Larga Distancia, Inc. ("PRTLD"), and Datacom Caribe, Inc. ("Datacom"). The Company also holds a 67% interest in Coqui.net Corporation ("Coqui.net"), in which Popular, Inc., one of our shareholders, holds the remaining 33% interest, and a 25% interest in Verizon Information Services Puerto Rico, Inc. S. en C. ("VISI"), in which GTE Holdings (Puerto Rico) LLC, our majority shareholder also holds a 36% interest. The Company is the largest telecommunications service provider in Puerto Rico. PRTC is the incumbent local exchange carrier for the island of Puerto Rico. Wireline service is provided by PRTC and cellular and paging services are provided by the wireless division of PRTC. The Company's off-island long distance service is provided by PRTLD. The Company's dial-up Internet access service is provided by Coqui.net. The Company's directory publishing revenues are generated by VISI.

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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Management believes the financial statements include all adjustments and recurring accruals necessary to fairly present the results of operations and financial condition for the interim periods shown. The December 31, 2002 condensed consolidated balance sheet was derived from audited financial statements and should be read in conjunction with the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

     RECLASSIFICATIONS

     Reclassifications of prior periods' data have been made to conform to the current period's presentation.

3.   SUMMARY OF RECENT ACCOUNTING PRONOUNCEMENTS

     ACCOUNTING FOR GOODWILL AND OTHER INTANGIBLES

     The Company adopted SFAS No. 142 "Goodwill and Other Intangible Assets" effective January 1, 2002, which provides guidance on the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination.

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

     Intangible assets that do not have indefinite lives will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Company has evaluated its assets using the fair value approach for each reporting unit, to determine if there is an impairment exposure (transitional impairment test) and the impact it would have in the Company's results of operations for 2002. The evaluation of the three reporting units revealed no impairment exposure.

     The Company is currently undergoing its annual evaluation of assets to determine if there is an impairment exposure and any impact in the Company results of operations of 2003.

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

     The adjustment was recorded as a cumulative effect of an accounting change, resulting in the recognition of an estimated gain of $116.5 million ($71.1 million after-tax). Effective January 1, 2003, we began expensing costs of removal in excess of salvage for these assets as incurred. The impact of this change in accounting resulted in a decrease in depreciation expense and an increase in operational and support expenses. We estimate the net increase to operating income in 2003, excluding the cumulative effect adjustment, will be approximately $12 million ($7 million after-tax).

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

4.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consist of:

                                            REMAINING USEFUL    MARCH 31,   DECEMBER 31,
                                              LIVES (YRS)         2003          2002
                                              -----------      -----------  ------------
                                           CURRENT  PREVIOUS        (In thousands)
                                           -------  --------
Outside plant                                8.5       8.9     $ 2,049,254  $  2,039,412
Central office and transmission equipment    4.1       4.7       1,307,497     1,297,454
Equipment and other                          3.2       3.0         358,496       349,832
Buildings                                   14.3      21.5         317,616       314,345
Land                                         N/A       N/A          27,541        27,541
                                                               -----------  ------------
  Gross plant in service                                         4,060,404     4,028,584
Less: accumulated depreciation                                   2,501,958     2,568,380
                                                               -----------  ------------
  Net plant in service                                           1,558,446     1,460,204
Construction in progress                                            99,244       115,130
                                                               -----------  ------------
  Total                                                        $ 1,657,690  $  1,575,334
                                                               ===========  ============

     Effective July 1, 2002, the Company changed its accounting estimates relating to depreciation, resulting from a detailed review of the lives underlying the depreciation rates. The rate changes reflect expected useful lives resulting from the impact of technology and future competition as well as more closely approximating the assumptions used by other telephone companies. These changes resulted in a decrease to depreciation expense by approximately $6 million for the second half of 2002 and $3 million for the first quarter of 2003.

5.   GOODWILL

     Following is a breakdown of goodwill by reporting unit.

                                             CARRYING VALUE
                                       --------------------------

                                        MARCH 31,    DECEMBER 31,
                                          2003           2002
                                       ----------    ------------
                                              (In thousands)
Wireline (PRTC)                        $  102,731    $   102,731
Dial-up Internet (Coqui.net)               24,196         24,196
                                       ----------    -----------
       Total                           $  126,927    $   126,927
                                       ==========    ===========

6.   INTANGIBLES

     Intangibles consist of:

                                     MARCH 31,     DECEMBER 31,
                                       2003           2002
                                    -----------    ------------
                                           (In thousands)
INDEFINITE LIFE                     $   108,975     $  108,975
DEFINITE LIFE                            77,470         71,873
                                    -----------     ----------
  Total Intangibles                 $   186,445     $  180,848
                                    ===========     ==========

                                            CARRYING VALUE
                                     ----------------------------
                                      MARCH 31,      DECEMBER 31,
                                        2003            2002
                                     -----------     ------------
                                            (In thousands)
INDEFINITE LIFE:
Wireline concession                  $    85,120      $   85,120
FCC Cellular licenses                     23,855          23,855
                                     -----------      ----------
  Total Indefinite Life              $   108,975      $  108,975
                                     ===========      ==========

                                            MARCH 31,  2003                              DECEMBER 31, 2002
                                --------------------------------------      --------------------------------------
                                                                     (In thousands)
                                   COST       ACC. AMORT    BOOK VALUE         COST      ACC. AMORT    BOOK VALUE
                                   ----       ----------    ----------         ----      ----------    -----------
DEFINITE LIFE:
Wireline trade name             $   48,400    $    7,900    $   40,500      $   48,400   $    7,417    $    40,983
Software licenses                   53,429        17,045        36,384          45,708       15,525         30,183
Customer base                       15,544        14,958           586          15,544       14,837            707
Other                                  500           500            --             500          500             --
                                ----------    ----------    ----------      ----------   ----------    -----------
     Total Definite Life        $  117,873    $   40,403    $   77,470      $  110,152   $   38,279    $    71,873
                                ==========    ==========    ==========      ==========   ==========    ===========

7.   OTHER ASSETS

     Other assets consist of:

                                                   MARCH 31,      DECEMBER 31,
                                                     2003            2002
                                                   ----------     ------------
                                                          (In thousands)
Deferred activation and installation costs        $    68,155      $   65,351
Notes receivable-equipment sales                       14,895          15,396
Deferred pension asset                                 20,646          20,646
Deferred financing costs, net                           3,768           3,970
Other deferred costs                                    5,766           5,288
Interest rate swap                                      4,246           2,883
Investment in Verizon Information Services              5,609           4,823
Other assets                                            1,524             979
                                                  -----------      ----------
     Total                                        $   124,609      $  119,336
                                                  ===========      ==========

8.   VOLUNTARY SEPARATION PROGRAMS

     The Company offered a voluntary separation program to qualified management employees during the fourth quarter of 2002 and recorded a $0.5 million non-cash provision relating to 8 employees accepting. In January 2003, an additional 29 qualified management employees accepted the voluntary separation program representing an additional expense of $1.4 million recorded in the first quarter of 2003.

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

     Compensation expense is recorded based on the release of shares at market value, based on an independent appraisal performed annually. The ESOP released approximately 39,800 shares in 2002. This release resulted in compensation expense of $3 million for year ended December 31, 2002, reflecting the market value of the shares. The release of shares, based upon the per share price established at the Acquisition, amounted to $1.4 million for December 31, 2002, which is reflected as a reduction of deferred ESOP compensation in equity.

10.  OTHER CURRENT LIABILITIES

     Other current liabilities consist of:

                                  MARCH 31,     DECEMBER 31,
                                    2003            2002
                                 -----------    ------------
                                        (In thousands)
Accounts payable                 $    46,333     $   80,137
Accrued expenses                     111,835         86,078
Employee benefit accruals             57,429         39,954
Carrier payables                      41,441         46,540
Taxes                                 25,557          8,622
Interest                              18,781          6,703
                                 -----------     ----------
     Total                       $   301,376     $  268,034
                                 ===========     ==========

11.  DEBT

     Debt consists of:

                                                                 MARCH 31,    DECEMBER 31,
                                                                   2003           2002
                                                                ----------    ------------
                                                                         (In thousands)
Senior notes
 Due May 15, 2006 at 6.65%                                      $  399,921    $   399,921
 Due May 15, 2009 at 6.80%                                         299,881        299,881
Term credit facilities:
 Due May 16, 2004 at 70% basis points over LIBOR                    50,000         50,000
 Due May 31, 2004 at 75% basis points over LIBOR                    50,000         50,000
 Due June 24, 2005 at 100% basis points over LIBOR                  50,000         50,000
 Due August 19, 2005 at 100% basis points over LIBOR                75,000         75,000
Commercial paper                                                    20,000         57,700
Working capital credit facility                                         --         40,000
Deferred derivative                                                  8,348          9,018
Interest rate swap                                                   4,246          2,883
Capital leases                                                         534            564
                                                                ----------    -----------
  Total                                                            957,930      1,034,967
Less short-term debt                                                20,194         97,932
                                                                ----------    -----------
  Long-term debt                                                $  937,736    $   937,035
                                                                ==========    ===========

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

     The Company also has a $50 million working capital credit facility with Banco Popular de Puerto Rico, an affiliate of Popular, Inc. Amounts outstanding under this facility bear interest at a rate of 30 basis points over LIBOR. This facility was renewed in June 2002 with a term of one year. At March 31, 2003, the Company had not drawn any working capital under this facility.

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

     Aggregate maturities of the senior notes and term credit facilities are as follows (in thousands):

YEAR                          AMOUNT
----                          ------
2004                        $  100,000

2005                           125,000

2006                           400,000

2009                           300,000
                            ----------
  Total                     $  925,000
                            ==========

12.  OTHER NON-CURRENT LIABILITIES

     Other non-current liabilities consist of:

                                                      MARCH 31,    DECEMBER 31,
                                                        2003           2002
                                                     -----------   ------------
                                                           (In thousands)
Deferred activation and installation revenues        $    68,155    $   65,352
Customer deposits                                         27,401        27,490
Other liabilities                                         51,809        53,792
                                                     -----------    ----------
     Total                                           $   147,365    $  146,634
                                                     ===========    ==========

13.  SHAREHOLDERS' EQUITY

     COMMON STOCK

     Common stock consists of fifty million authorized shares, no par value, of which twenty five million shares were outstanding at March 31, 2003 and December 31, 2002.

     SUBSCRIPTION RECEIVABLE

     The subscription receivable reflects future receipts from the Puerto Rico Telephone Authority ("PRTA") at its present value (at an 8% discount rate). As part of the Acquisition agreement, the PRTA agreed to contribute cash or stock worth a total of $200 million as a capital contribution in even $40 million installments over five years beginning on March 2, 2000. The Company will use the $200 million to fund its underfunded pension and other post-employment benefit obligations. The stock purchase agreement requires that the Company contribute $66 million, which includes the $40 million received from PRTA, to the pension plan immediately upon receipt of the proceeds each year. The Company received the fourth $40 million installment in March 2003 and made the required pension payment of $66 million.

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

     Dividend payments were made in the following periods:

                                                2002
                                               ----
                                          (In thousands)
                                4th Quarter      $  15,926
                                3rd Quarter         40,301
                                2nd Quarter         11,502
                                1st Quarter          1,107
                                                 ---------
                                  Total          $  68,836
                                                 ---------

     The Company declared a dividend on March 2003 amounting to $17.8 million corresponding to the fourth quarter 2002 and paid it in April 2003. The senior note indentures and credit facility agreements do not contain dividend restrictions.

14.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts and fair values of the Company's financial instruments are as follows:

                                                               MARCH 31,                   DECEMBER 31,
                                                                 2003                          2002
                                                      -------------------------     -------------------------
                                                       Carrying        Fair          Carrying         Fair
                                                        Amount         Value          Amount          Value
                                                      ----------    -----------     ----------      ----------
                                                                           (In thousands)
    Assets:
     Cash and cash equivalents                        $   23,186    $   23,186      $   33,667      $   33,667
     Accounts receivable                                 330,883       330,883         342,359         342,359
    Liabilities:
     Other current liabilities                        $  301,376    $  301,376      $  268,034      $  268,034
     Short-term debt                                      20,194        20,194          97,932          97,932
     Long-term debt, including interest rate swap        937,736     1,006,334         937,035         984,233

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

     Segment results for the Company are as follows:

                                                              FOR THE THREE MONTHS ENDED
                                                                       MARCH 31,
                                                              2003                 2002
                                                           -----------          -----------
                                                                    (In thousands)
WIRELINE:
  Revenues
   Local services                                          $   146,128          $   143,443
   Long distance services                                       33,999               38,924
   Access services                                              82,560               82,810
   Directory services and other                                  9,649               12,838
                                                           -----------          -----------
  Total revenues                                           $   272,336          $   278,015
                                                           ===========          ===========

  Operating income                                         $    58,181          $    52,894
                                                           ===========          ===========
WIRELESS:
  Revenues and sales
   Cellular services                                       $    47,385          $    42,645
   Paging services                                                 611                1,925
   Equipment sales and other                                     2,885                1,854
                                                           -----------          -----------
  Total revenues and sales                                 $    50,881          $    46,424
                                                           ===========          ===========

  Operating income                                         $      (616)         $    (2,395)
                                                           ===========          ===========
CONSOLIDATED:
  Revenues for reportable segments                         $   323,217          $   324,439
  Elimination of intersegment revenues                          (2,725)              (3,808)
                                                           -----------          -----------
  Consolidated revenues                                    $   320,492          $   320,631
                                                           ===========          ===========

  Operating income                                         $    57,565          $    50,499
                                                           ===========          ===========

                                                AS OF          AS OF
              ASSETS                          MARCH 31,     DECEMBER 31,
                                                2003            2002
                                           ------------    -------------
Wireline assets                            $  2,702,453    $   2,645,088

Wireless assets                                 287,859          290,891
                                           ------------    -------------

Segment assets                             $  2,990,312    $   2,935,979

Elimination of intersegment assets             (243,440)        (218,582)
                                           ------------    -------------

Consolidated assets                        $  2,746,872    $   2,717,397
                                           ============    =============

16.  CONDENSED CONSOLIDATING INFORMATION

     The following condensed consolidating financial information as of March 31, 2003 and December 31, 2002 and for the quarters then ended presents the financial position, results of operations and cash flows of (i) the Company as if it accounted for its subsidiaries on the equity method, (ii) the Guarantor Subsidiary; and (iii) the Non-Guarantor Subsidiaries on a combined basis. The consolidation entries eliminate investments in subsidiaries and intercompany balances and transactions.

     The Notes are guaranteed by PRTC, a wholly owned subsidiary of the Company (the "Guarantor Subsidiary") but not guaranteed by the Company's other subsidiaries, Coqui.net, PRTLD and Datacom (the "Non-Guarantor Subsidiaries"). The guarantee by the Guarantor Subsidiary is full and unconditional.

                     CONDENSED CONSOLIDATING BALANCE SHEETS
                                 March 31, 2003
                                 (In thousands)

                                                                GUARANTOR      NON-GUARANTOR                           TOTAL
                                                 PARENT         SUBSIDIARY      SUBSIDIARIES    ELIMINATIONS        CONSOLIDATED
                                             -------------     ------------    -------------    -------------      --------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                  $        (266)    $     16,504    $       6,948    $          --       $     23,186
  Intercompany accounts receivable               1,161,612           75,430           28,500       (1,265,542)                --
  Accounts receivable, net                              --          330,825               53                5            330,883
  Deferred income tax                                   --           23,399               28               --             23,427
  Inventory and supplies, net                           --           15,786               --               --             15,786
  Prepaid expenses                                      --           17,592              347               --             17,939
                                             -------------     ------------    -------------    -------------       ------------
    Total current assets                         1,161,346          479,536           35,876       (1,265,537)           411,221
PROPERTY, PLANT AND EQUIPMENT, net                      --        1,644,543           13,147               --          1,657,690
GODDWILL AND OTHER INTANGIBLES, net                     --          288,111           25,261               --            313,372
DEFERRED INCOME TAX                                     --          239,922               58               --            239,980
INVESTMENT IN SUBSIDIARIES                         657,306               --               --         (657,306)                --
OTHER ASSETS                                        17,725          119,001               (1)         (12,116)           124,609
                                             -------------     ------------    -------------    -------------       ------------
TOTAL ASSETS                                 $   1,836,377     $  2,771,113    $      74,341    $  (1,934,959)      $  2,746,872
                                             =============     ============    =============    =============       ============
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Short-term debt                            $      20,000     $     20,194    $          --    $     (20,000)      $     20,194
  Intercompany accounts payable                     72,681          233,019           18,801         (324,501)                --
  Other current liabilities                         19,228          273,754            8,387                7            301,376
                                             -------------     ------------    -------------    -------------       ------------
    Total current liabilities                      111,909          526,967           27,188         (344,494)           321,570
LONG-TERM DEBT, excluding current portion          937,405          925,141               --         (924,810)           937,736
OTHER NON-CURRENT LIABILITIES                           --          696,188               --           (8,348)           687,840
                                             -------------     ------------    -------------    -------------       ------------
    Total liabilities                            1,049,314        2,148,296           27,188       (1,277,652)         1,947,146
                                             -------------     ------------    -------------    -------------       ------------
MINORITY INTEREST                                       --               --               --           12,663             12,663
                                             -------------     ------------    -------------    -------------       ------------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
  Common stock, Additional paid in capital
    and Treasury stock                             703,270          485,591           41,143        (526, 734)           703,270
  Deferred ESOP compensation                       (27,408)              --               --               --            (27,408)
  Subscription receivable                          (37,292)              --               --               --            (37,292)
  Retained earnings                                238,675          227,408            6,010         (233,418)           238,675
  Accumulated other comprehensive loss             (90,182)         (90,182)              --           90,182            (90,182)
                                             -------------     ------------    -------------    -------------       ------------
    Total shareholders' equity                     787,063          622,817           47,153         (669,970)           787,063
                                             -------------     ------------    -------------    -------------       ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $   1,836,377     $  2,771,113    $      74,341    $  (1,934,959)      $  2,746,872
                                             =============     ============    =============    =============       ============

                     CONDENSED CONSOLIDATING BALANCE SHEETS
                                December 31, 2002
                                 (In thousands)

                                                                  GUARANTOR       NON-GUARANTOR                         TOTAL
                                                   PARENT        SUBSIDIARIES     SUBSIDIARIES     ELIMINATIONS      CONSOLIDATED
                                                ------------     ------------     ------------     ------------      ------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                     $          1     $     27,009     $       6,657   $           --     $     33,667
  Intercompany accounts receivable                 1,187,799          196,889            21,694       (1,406,382)              --
  Accounts receivable, net                                --          343,307               212               --          343,519
  Deferred income tax                                     --           23,474                28               --           23,502
  Inventory and supplies, net                             --           18,039                --               --           18,039
  Prepaid expenses                                        --           10,467               409               --           10,876
                                                ------------     ------------     -------------   --------------     ------------
         Total current assets                      1,187,800          619,185            29,000       (1,406,382)         429,603
PROPERTY, PLANT AND EQUIPMENT, net                        --        1,561,866            13,468               --        1,575,334
GOODWILL AND OTHER INTANGIBLES, net                       --          282,393            25,382               --          307,775
DEFERRED INCOME TAX                                       --          285,291                58               --          285,349
INVESTMENT IN SUBSIDIARIES                           574,833               --                --         (574,833)              --
OTHER ASSETS                                          16,187          116,138                (1)         (12,988)         119,336
                                                ------------     ------------     -------------   --------------     ------------
TOTAL ASSETS                                    $  1,778,820     $  2,864,873     $      67,907   $   (1,994,203)    $  2,717,397
                                                ============     ============     =============   ==============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Short-term debt                               $     97,700     $     97,932     $          --   $      (97,700)    $     97,932
  Intercompany accounts payable                       71,062          299,064            17,724         (387,850)              --
  Other current liabilities                            7,979          254,570             5,485               --          268,034
                                                ------------     ------------     -------------   --------------     ------------
         Total current liabilities                   176,741          651,566            23,209         (485,550)         365,966
LONG-TERM DEBT, excluding current portion            936,703          925,133                --         (924,801)         937,035
OTHER NON-CURRENT LIABILITIES                             --          745,810                --           (9,019)         736,791
                                                ------------     ------------     -------------   --------------     ------------
         Total liabilities                         1,113,444        2,322,509            23,209       (1,419,370)       2,039,792
                                                ------------     ------------     -------------   --------------     ------------
MINORITY INTEREST                                         --               --                --           12,229           12,229
                                                ------------     ------------     -------------   --------------     ------------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
 Common stock, Additional paid in capital
   and Treasury stock                                703,270          485,590            41,143         (526,733)         703,270
 Deferred ESOP compensation                          (27,408)              --                --               --          (27,408)
 Subscription receivable                             (76,093)              --                --               --          (76,093)
 Retained earnings                                   155,789          146,956             3,555         (150,511)         155,789
 Accumulated other comprehensive loss                (90,182)         (90,182)               --           90,182          (90,182)
                                                ------------     ------------     -------------   --------------     ------------
         Total shareholders' equity                  665,376          542,364            44,698         (587,062)         665,376
                                                ------------     ------------     -------------   --------------     ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $  1,778,820     $  2,864,873     $      67,907   $   (1,994,203)    $  2,717,397
                                                ============     ============     =============   ==============     ============

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                    For the three months ended March 31, 2003
                                 (In thousands)

                                                                   GUARANTOR     NON-GUARANTOR                        TOTAL
                                               PARENT             SUBSIDIARY     SUBSIDIARIES     ELIMINATIONS     CONSOLIDATED
                                            -------------        ------------    -------------    ------------     ------------
REVENUES:

 Local services                             $          --        $    140,113    $       7,089    $     (2,164)     $  145,038
 Long distance services                                --              24,545            8,344             (27)         32,862
 Access services                                       --              82,987               --          (1,132)         81,855
 Cellular services                                     --              47,454               --              --          47,454
 Paging services                                       --                 611               --                             611
 Directory and other services and sales                --              14,049               --          (1,377)         12,672
                                            -------------        ------------    -------------    ------------      ----------
    Total revenues                                     --             309,759           15,433          (4,700)        320,492
                                            -------------        ------------    -------------    ------------      ----------

OPERATING COSTS AND EXPENSES:
 Labor and benefits                                    --             102,083              814              --         102,897
 Other operating expenses                              --              93.350            9,434          (4,700)         98,084
 Voluntary separation provision                        --               1,443               --              --           1,443
 Depreciation and amortization                         --              59,799              704              --          60,503
                                            -------------        ------------    -------------    ------------      ----------
    Total operating costs and expenses                 --             256,675           10,952          (4,700)        262,927
                                            -------------        ------------    -------------    ------------      ----------

OPERATING INCOME                                       --              53,084            4,481              --          57,565
                                            -------------        ------------    -------------    ------------      ----------

OTHER INCOME (EXPENSE), NET                          (433)             (9,437)              40              --          (9,830)
                                            -------------        ------------    -------------    ------------      ----------

INCOME (LOSS) BEFORE INCOME TAX EXPENSE              (433)             43,647            4,521              --          47,735

INCOME TAX EXPENSE                                     --              16,491            1,652              --          18,143
                                            -------------        ------------    -------------    ------------      ----------

INCOME (LOSS) BEFORE CUMULATIVE EFFECT               (433)             27,156            2,869              --          29,592

CUMULATIVE EFFECT OF ACCOUNTING CHANGE,
 net of income tax of  $45,445                         --              71,082               --              --          71,082
                                            -------------        ------------    -------------    ------------      ----------

NET INCOME (LOSS)                           $        (433)       $     98,238    $       2,869    $         --      $  100,674
                                            =============        ============    =============    ============      ==========

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                    For the three months ended March 31, 2002
                                 (In thousands)

                                                              GUARANTOR       NON-GUARANTOR                          TOTAL
                                               PARENT        SUBSIDIARIES     SUBSIDIARIES      ELIMINATIONS      CONSOLIDATED
                                             ----------      ------------     -------------     ------------      ------------
REVENUES:
  Local services                             $       --       $  137,771       $    6,465        $   (2,437)       $  141,799
  Long distance services                             --           38,907               --              (115)           38,792
  Access services                                    --           83,962               --            (2,864)           81,098
  Cellular services                                  --           42,645               --              (422)           42,223
  Paging services                                    --            1,925               --                (1)            1,924
  Directory and other services and sales             --           17,913               --            (3,118)           14,795
                                             ----------       ----------       ----------        ----------        ----------
        Total revenues                               --          323,123            6,465            (8,957)          320,631
                                             ----------       ----------       ----------        ----------        ----------

OPERATING COSTS AND EXPENSES:
  Labor and benefits                                 --           97,234              525                --            97,759
  Other operating expenses                           --          111,799            3,231            (8,957)          106,073
  Depreciation and amortization                      --           65,511              789                --            66,300
                                             ----------       ----------       ----------        ----------        ----------
        Total operating costs and expenses           --          274,544            4,545            (8,957)          270,132
                                             ----------       ----------       ----------        ----------        ----------

OPERATING INCOME                                     --           48,579            1,920                --            50,499
                                             ----------       ----------       ----------        ----------        ----------

OTHER INCOME (EXPENSE), NET                      23,004          (13,556)              11           (23,369)          (13,910)
                                             ----------       ----------       ----------        ----------        ----------

INCOME (LOSS) BEFORE INCOME TAX EXPENSE          23,004           35,023            1,931           (23,369)           36,589

INCOME TAX EXPENSE                                   --           12,761              824                --            13,585
                                             ----------       ----------       ----------        ----------        ----------

NET INCOME                                   $   23,004       $   22,262       $    1,107        $  (23,369)       $   23,004
                                             ==========       ==========       ==========        ==========        ==========

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                    For the three months ended March 31, 2003
                                 (In thousands)

                                                                               GUARANTOR        NON-GUARANTOR        TOTAL
                                                              PARENT           SUBSIDIARY       SUBSIDIARIES      CONSOLIDATED
                                                             --------          ----------       -------------     ------------
CASH PROVIDED BY OPERATING:                                  $     --           $ 58,628           $    492         $ 59,120
                                                             --------           --------           --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures, including removal costs                   --            (31,891)               (95)         (31,986)
   Net salvage on retirements                                      --                221               (106)             115
                                                             --------           --------           --------         --------
              Net cash used in investing activities                --            (31,670)              (201)         (31,871)
                                                             --------           --------           --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Capital contribution                                        40,000                 --                 --           40,000
   Net repayments of short-term debt, including
      capital leases                                          (77,691)               (39)                --          (77,730)
   Dividends paid                                                  --                 --                 --               --
   Borrowings/(repayment) intercompany loans                   37,424            (37,424)                --               --
                                                             --------           --------           --------         --------
              Net cash used in financing activities              (267)           (37,463)                --          (37,730)
                                                             --------           --------           --------         --------
NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                                      (267)           (10,505)               291          (10,481)
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                                         1             27,009              6,657           33,667
                                                             --------           --------           --------         --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $   (266)          $ 16,504           $  6,948         $ 23,186
                                                             ========           ========           ========         ========

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                    For the three months ended March 31, 2002
                                 (In thousands)

                                                                               GUARANTOR        NON-GUARANTOR        TOTAL
                                                              PARENT          SUBSIDIARIES      SUBSIDIARIES      CONSOLIDATED
                                                             --------         ------------      -------------     ------------
CASH PROVIDED BY (USED IN) OPERATING
ACTVITIES:                                                   $     --           $ 36,700           $ (1,052)        $ 35,648
                                                             --------           --------           --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures, including removal costs                   --            (39,392)               (45)         (39,437)
   Net salvage on retirements                                      --                550               (205)             345
                                                             --------           --------           --------         --------
        Net cash used in investing activities                      --            (38,842)              (250)         (39,092)
                                                             --------           --------           --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Capital contribution                                        40,000                 --                 --           40,000
   Net repayments of short-term debt, including
      capital leases                                          (55,084)               (47)                --          (55,131)
   Dividends paid                                              (1,107)                --                 --           (1,107)
   Borrowings/(repayment) intercompany loans                   16,249            (16,249)                --               --
                                                             --------           --------           --------         --------
        Net cash provided by (used in) financing activities        58            (16,296)                --          (16,238)
                                                             --------           --------           --------         --------

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                                        58            (18,438)            (1,302)         (19,682)
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                                        --             32,591              2,206           34,797
                                                             --------           --------           --------         --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $     58           $ 14,153           $    904         $ 15,115
                                                             ========           ========           ========         ========

17. SUPPLEMENTAL CASH FLOW INFORMATION

    The Company declared a dividend on March 2003 amounting to $17.8 million corresponding to the fourth quarter of 2002 and paid it in April 2003.

18. CONTINGENCIES AND REGULATORY AND OTHER MATTERS

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

    The Company is regulated by the FCC for inter-state wireline services and by the Puerto Rico Telecommunications Board ("TRB") for intra-island wireline services.

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

         As discussed in Note 1 to the condensed consolidated financial statements, the Company executed a reorganization plan, which became effective May 1, 2002, whereby Verizon Wireless merged into PRTC. As a result of this merger, the Company released a deferred tax valuation allowance, related to the Acquisition, of $93 million, of which $51 million was recorded against goodwill and $42 million was recorded as a deferred tax benefit in the Company's consolidated statement of income during the second quarter of 2002 in accordance with SFAS 109. Management believes that sufficient book and tax income was generated by the merged company to realize the benefits of these tax assets.

PROPERTY, PLANT AND EQUIPMENT AND DEPRECIATION

         Property, plant and equipment is stated at original cost, including interest on funds borrowed to finance the acquisition of capital additions. Repairs and maintenance are expensed as incurred. Depreciable property disposed of in the ordinary course of business, less salvage value, is charged to accumulated depreciation with no gain or loss recognized. Gains or losses from the sale of land are recorded in results of operations.

         The Company's depreciation expense is based on the composite group remaining life method and straight-line composite rates. This method provides for the recognition of the cost of the remaining net investment in telephone plant over the remaining asset lives. This method also requires a periodic evaluation of the average remaining useful lives related to the expected recoverability of the carrying value of assets based on changes in technology, environmental factors, the federal and local regulatory environment, and other competitive forces. Effective July 1, 2002, the Company changed its accounting estimates relating to depreciation resulting from a detailed review of the lives underlying the depreciation rates. The rate changes reflect expected useful lives resulting from the impact of technology and future competition as well as more closely approximating the assumptions used by other telephone companies. These charges resulted in decreasing depreciation expense by approximately $6 million for the second half of 2002 and $3 million for the first quarter of 2003. Refer to Note 4 to the condensed consolidated financial statements for further details.

RESULTS OF OPERATIONS

         We have two reportable segments, Wireline and Wireless. See Note 15 to the condensed consolidated financial statements for additional information on our segments. Reclassifications of prior years' data have been made to conform to the 2003 presentation.

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

     The Wireless segment consists of:

-    Cellular services; and

-    Wireless equipment sales.

REVENUES

                                         THREE MONTHS ENDED MARCH 31,
                                    2003                         2002
                             ------------------           ------------------
                                          (DOLLARS IN MILLIONS)
WIRELINE:
Local                        $145            45%          $142            44%
Network Access                 82            26             81            25
Long Distance                  33            10             39            12
Directory and Other            10             3             13             4
                             ----          ----           ----          ----

   Total Wireline             270            84%           275            85%
                             ----          ----           ----          ----

WIRELESS:
Postpaid Cellular              40            13             36            11
Prepaid Cellular                7             2              6             2
                             ----          ----           ----          ----
   Total Cellular              47            15             42            13
Paging                          -             -              2             1
Wireless Equipment              3             1              2             1
                             ----          ----           ----          ----

   Total Wireless              50            16%            46            15%
                             ----          ----           ----          ----

   Revenues                  $320           100%          $321           100%
                             ====          ====           ====          ====

EXPENSES AND CHARGES

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                          2003          2002
                                                          ----          ----
                                                         (DOLLARS IN MILLIONS)
WIRELINE:

Labor and benefits                                        $ 95          $ 90
Other operating expenses                                    69            79
                                                          ----          ----
   Total Wireline                                          164           169

WIRELESS:

Labor and benefits                                        $  8          $  8
Other operating expenses                                    29            27
                                                          ----          ----
   Total Wireless                                           37            35

OTHER:

Voluntary separation provision                               1            --
Depreciation and amortization                               61            66
Interest expense and others                                 10            15
Equity income in joint venture                              (1)           (1)
Income tax expense                                          18            14
Cumulative effect of accounting change, net of taxes       (71)
                                                          ----          ----
Net income                                                $101          $ 23
                                                          ====          ====

OPERATING DATA

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                          2003          2002
                                                          ----          ----
Access Lines in Service (000's):
    Residential                                            954           961
    Business                                               300           308
                                                        ------        ------
Total                                                    1,254         1,269

Cellular Customers (000's):
    Postpaid                                               229           205
    Prepaid                                                120           100
                                                        ------        ------
Total                                                      349           305

Postpaid Cellular ARPU                                  $   52        $   54
Prepaid Cellular ARPU                                   $   20        $   20
Combined Cellular ARPU                                  $   41        $   43

Paging Customers (000's)                                    12            37

         QUARTER ENDED MARCH 31, 2003 COMPARED WITH QUARTER ENDED MARCH 31, 2002

         REVENUES. Revenues for the quarter ended March 31, 2003 remained in line with the same comparable period in 2002.

         WIRELINE:

         Wireline revenues include local service, network access, long distance, directory revenues and other services. Wireline revenues for the quarter ended March 31, 2003 decreased $5 million, or 2%, to $270 million from $275 million for the same period in 2002.

         Local service revenues include basic voice, telephone and telecommunications equipment rental, value-added services, high-speed private line services, Internet access, and public phone service. Local service revenues for the quarter ended March 31, 2003 increased $3 million, or 2%, to $145 million from $142 million in the comparable 2002 period. The increase is due to higher local voice services in addition to local data services. The increase in local voice services was mainly driven by an increase in directory assistance revenues and deferred activation and installation revenues of $1 million each. The increase in local data services was mainly driven by an increase in Internet access revenues, DSL and frame relay revenues of $1 million.

         Network access revenues include services provided to long distance carriers, competitive local exchange carriers, and cellular and paging operators to originate and terminate calls on our network. These revenues for the quarter increased $1 million, or 1%, to $82 million compared to $81 million for the same 2002 period. The increase was driven by higher subscriber line charges of $2 million resulting from a rate increase in July 2002 coupled with higher carrier common line access revenues of $2 million that were partially offset by lower intra-island access revenues of $3 million.

         Long distance revenues include direct dial on-island and off-island, operator-assisted calls, prepaid calling cards and on-island private line revenues. Long distance revenues decreased $6 million, or 15%, to $33 million for the quarter from $39 million for the same 2002 period. The decrease was due to lower intra-island long distance revenues of $5 million, a decrease in operator service revenues of $1 million and a decrease in on-island private lines revenues of $1 million that was partially offset by an increase of $1 million for off-island long distance revenues. Intra-island long distance revenues have decreased mainly due to customer traffic migration to the cellular network and general economic conditions.

         Directory and other revenues include directory publishing rights, telecommunication equipment and billing and collection services to competitor long distance operators. Directory and other revenues for the quarter ended March 31, 2003 decreased $3 million, or 23%, to $10 million, from $13 million for the quarter ended March 31, 2002, mainly due to a decrease in wireline equipment sales and customer premise equipment maintenance of $2 million and lower billing and collection services of $1 million, reflecting a decrease in long distance traffic from carriers.

         WIRELESS:

         Revenues from cellular and paging services and related equipment sales for the three months ended March 31, 2003 increased $4 million, or 9%, to $50 million from $46 million for the comparable 2002 period. Cellular service revenues increased $5 million, or 12%, to $47 million from $42 million in the quarter ended March 31, 2002. This was primarily the result of an increase of 44,000 in cellular customers in comparison with the quarter ended March 31, 2002 due to attractive price plans and the implementation of a marketing strategy intended to align our product and service offerings with those of Verizon Wireless in the U.S.

         Paging revenues declined $2 million for the quarter ended March 31, 2003. The decrease was related to a reduction of 25,000 customers. The Company received an offer to sell its paging division and is waiting for the FCC approval of the negotiated agreement, which the Company expects will close by July 2003. Management believes that this transaction will not have a material effect on the Company's results of operations and financial condition.

         Wireless equipment sales increased $1 million, to $3 million for the quarter ended March 31, 2003 from $2 million for the comparable 2002 period. This increase is a result of the increase in customers who subscribed for wireless services in 2003.

    LABOR AND BENEFITS AND OTHER OPERATING EXPENSES. Operating costs and expenses for the quarter ended March 31, 2003 decreased $3 million, or 1%, to $201 million from $204 million reported for the first quarter in 2002.

         WIRELINE:

         Wireline expenses for the quarter ended March 31, 2003 decreased $5 million, or 3%, to $164 million from the $169 million incurred for the quarter ended March 31, 2002.

          Labor and benefit expenses increased $5 million to $95 million from $90 million reported for the quarter ended March 31, 2002, mainly due to increases in pension and other post-employment benefits ("OPEBs") expense recognition of $10 million, which resulted from a decrease in rate of return on plan assets in addition to a decrease in the discount rate, reflective of a softening economy. These increases were partially offset by a decrease in contractor expenses of $2 million, expatriate expenses of $1 million and overtime of $1 million as part of the cost-constraint measures taken.

         Other operating expenses of $69 million for the quarter ended March 31, 2003, decreased $10 million, or 13%, compared to the same 2002 period. The decrease is primarily due to lower interconnection charges of $10 million that resulted from an interconnection settlement agreement coupled with a decrease in rates and a decrease in off-island long distance access charges of $2 million. This decrease was partially offset by higher activation charges of $1 million and higher software expenses of $1 million.

         WIRELESS:

         Wireless expenses for the quarter ended March 31, 2003 increased $2 million, or 6%, to $37 million from the $35 million reported for the quarter ended March 31, 2002. Labor and benefit expenses remained constant at $8 million for the quarter ended March 31, 2003 and 2002. Other operating expenses increased $2 million, or 7%, to $29 million from the $27 million reported for the comparable 2002 period. The increase was due to higher commission and rent expenses.

    VOLUNTARY SEPARATION PROGRAM. In January 2003, 29 qualified management employees accepted the voluntary separation program offered by the Company in December 2002, which resulted in a provision of $1 million recorded during the first quarter of 2003.

    DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense of $61 million for the quarter ended March 31, 2003 was $5 million lower than for the comparable 2002 period. The decrease in depreciation and amortization expense is mainly due to a change in wireline depreciation rates, which became effective July 1, 2002, reducing depreciation expense by $3 million for the quarter ended March 31, 2003, and the adoption of SFAS No. 143 effective January 1, 2003 that required the exclusion of the costs of removal from our depreciation rates for assets for which the removal costs exceed salvage. The impact of this change in accounting principle resulted in a decrease in depreciation expense of $3 million. This depreciation was partially offset by higher gross plant balances.

    INTEREST EXPENSE. Interest expense of $10 million for the quarter ended March 31, 2003 was $5 million lower than for the comparable 2002 period as a result of lower interest rates and debt balances.

    EQUITY INCOME FROM JOINT VENTURE. Earnings of $1 million were generated from our 25% interest in Verizon Information Services, Inc., the largest yellow page publishing company in Puerto Rico.

    INCOME TAXES. An $18 million tax provision for the quarter ended March 31, 2003 reflects a 38% effective tax rate. The difference between the effective and the statutory tax rate of 39% equates to $1 million, primarily reflecting permanent differences related to interest accretion on the Government subscription receivable.

     CUMULATIVE EFFECT OF ACCOUNTING CHANGE. Under the provisions of SFAS No. 143, we are required to exclude costs of removal from our depreciation rates for assets for which the removal costs exceed salvage. Accordingly, in connection with the initial adoption of this standard on January 1, 2003, we have reversed accrued costs of removal in excess of salvage from our accumulated depreciation accounts for these assets. The adjustment was recorded as a cumulative effect of an accounting change, resulting in the recognition of an estimated gain of $116.5 million ($71.1 million after-tax). Effective January 1, 2003, we began expensing costs of removal in excess of salvage for these assets as incurred.

LIQUIDITY AND CAPITAL RESOURCES

CONSOLIDATED FINANCIAL CONDITION

QUARTER ENDED MARCH 31, 2003 COMPARED WITH QUARTER ENDED MARCH 31, 2002

                                  THREE MONTHS ENDED MARCH 31,
                                  ----------------------------
                                  2003        2002       CHANGE
                                  ----        ----       ------
                                     (DOLLARS IN MILLIONS)
Cash provided by (used in):
    Operations                    $ 59        $ 36        $ 23
    Investing                      (32)        (39)         (7)
    Financing                      (38)        (16)        (22)

OVERALL LIQUIDITY ASSESSMENT

         The Company believes that cash from operations is sufficient to meet working capital needs. While current liabilities exceeded current assets at March 31, 2003 by $66 million, we believe our sources of funds, from operations and from readily available external financing arrangements, are sufficient to meet ongoing operating, financing and investing requirements. We expect that presently foreseeable capital requirements will continue to be financed through internally generated funds.

         We have an undrawn $400 million revolving credit facility maturing in March 2004, as well as a $50 million working capital credit facility, which matures in June 2003. At March 31, 2003, the Company had no outstanding balance under the working capital credit facility. An aggregate principal amount of $300 million of the Company's senior notes matured on May 15, 2002. During the year ended December 31, 2002, we refinanced these notes and the related interest payment through the issuance of new term loans totaling $225 million.

OPERATIONS

         Cash from operations continued to be our primary source of funds. The increase in cash from operations of $23 million for the quarter ended March 31, 2003 as compared to the same period in 2002 was primarily due to lower voluntary separation payments of $12 million and lower pension contributions of $5 million.

         The Company offered a voluntary separation program to qualified management employees during the fourth quarter of 2002 and recorded a $0.5 million non-cash provision relating to 8 employees who accepted. In January 2003, an additional 29 qualified management employees accepted the voluntary separation program representing an additional expense of $1.4 million recorded in first quarter of 2003.

INVESTING

         Net cash used in investing activities for the quarter ended March 31, 2003 was $32 million compared to $39 million for the same period in 2002. The decrease in cash used in investing activities of $7 million is mainly due to a decrease in capital expenditures and cost of removal. Effective January 1, 2003, under SFAS No. 143, cost of removal is expensed when incurred.

         The capital expenditure program for 2002 amounted to $205 million, which was financed from internally generated funds. The decrease in capital expenditures during 2002 is partially due to decreased spending on specific software projects, as well as a general decrease in spending as the Company aligned its capital spending with softening demand for new wireline service.

         We have invested approximately $932 million from the date of the Acquisition through March 31, 2003 to expand and enhance our networks. In 2003, we expect to make up to approximately $185 million in capital expenditures.

FINANCING

         Debt, excluding capital leases, decreased $78 million for the quarter ended March 31, 2003 and $55 million for the quarter ended March 31, 2002. Borrowings under bank loans, working capital facilities and commercial paper decreased from $98 million at December 31, 2002 to $20 million at March 31, 2003 and from $194 million at December 31, 2001 to $139 million at March 31, 2002.

         During 2002, the Company refinanced $300 million of senior notes, which matured on May 15, 2002, with new term credit agreements with four banks. The aggregate amount of the term loans is $225 million, with maturities ranging from two to three years, bearing interest at 70 to 100 basis points over LIBOR.

         In the Acquisition, the PRTA agreed to contribute cash or stock worth a total of $200 million as a capital contribution in five equal $40 million installments over five years beginning on March 2, 2000 to fund its underfunded pension and other post-employment benefit obligations. In March 2003, $40 million was received in cash from the PRTA for the third installment. See Note 13 to the condensed consolidated financial statements.

         The shareholders' agreement requires the payment of dividends equal to at least 50% of net income, payable quarterly to the extent funds are legally available. For the quarter ended March 31, 2002, the Company paid dividends amounting to $1.1 million corresponding to the fourth quarter 2001. In April 2003, the Company paid dividends amounting to $17.8 million corresponding to the fourth quarter 2002. The senior note indentures and credit facility agreements do not contain restrictions on the payment of dividends.

CONTRACTUAL OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS

         CONTRACTUAL OBLIGATIONS &
        OTHER COMMERCIAL COMMITMENTS:                                    PAYMENTS DUE BY PERIOD
---------------------------------------------      ----------------------------------------------------------------
                                                                                                            2009-
(Amounts in Thousands)                              Total          2004        2005-2006     2007-2008    Thereafter
                                                    -----          ----        ---------     ---------    ----------
Long Term Debt, including interest rate swap       $   712        $    --       $   412       $    --       $   300
Term Credit Facilities                                 225            100           125            --            --
Pension Benefit Obligations            (1)             403             95           219            89            --
Commercial Paper                                        20             20            --            --            --
Operating Leases                                        45             11            15             7            12
Capital Lease Obligations                                1              1            --            --            --
                                                   -------        -------       -------       -------       -------
Total                                              $ 1,406        $   227       $   771       $    96       $   312
                                                   =======        =======       =======       =======       =======

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

INTRA-ISLAND LONG DISTANCE ACCESS RATE DISPUTE

         On February 28, 2002, the TRB issued a Resolution and Order (the "February 2002 Order") with respect to the reconsideration requested by the Company of the TRB's October 10, 2001 order to reduce the access rates the Company charges to long distance carriers to originate and terminate intra-island long distance calls through the Company's network.

         The February 2002 Order requires new rates for intra-island access to be implemented through phased-rate reductions over four years. The prospective access rate reductions (on a two-way basis) were ordered to take place on April 1st of each year as follows:

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

         The hearing involving oral presentations by the parties was held on February 19, 2003. On April 22, 2003, the parties filed their corresponding post-hearing final briefs therefore finally submitting the case for adjudication. The Company believes there are several legal grounds to reverse or vacate the TRB's order. The Company also believes the Carriers' petition for review is without merit.

PUBLIC TELEPHONE SERVICE PROVIDER - ANTI COMPETITIVE ACTIONS

         Telefonos Publicos de Puerto Rico, Inc. ("TPPR") the largest competitive provider of public pay phones in Puerto Rico filed a suit in the United States District Court of Puerto Rico on November 8, 2001, claiming predatory, exclusionary and anticompetitive acts and seeking damages of $75 million. We filed a motion to dismiss the case and are awaiting a decision of the court.

         Pan American Telephone, Inc., Intouch Telecommunications, Inc., and Choicetel Communications, Inc., three additional competitive providers also filed a similar suit in the United States District Court of Puerto Rico on September 4, 2002 on the same grounds. On November 8, 2002, after having evaluated and determined that this claim is similar to TPPR claim, we filed a motion to dismiss the case. At present, we are awaiting a decision of the court.

         In August 16, 2002, PSA, the parent company for Phoenix of Puerto Rico ("Phoenix") filed a suit in the Delaware bankruptcy court claiming anti competitive acts. The claims have since been transferred to Federal District Court and the disputes between the two parties include PRTC's amended administrative claim against PSA, and PSA's complaint for over $9 million against PRTC. PRTC has filed a motion to dismiss and change of venue which is pending before the Federal District Court.

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

         On October 25, 2002, plaintiffs filed a motion requesting class certification. The plaintiffs filed on November 22, 2002, a voluntary request for dismissal as to some plaintiffs. On December 19, 2002, PRTC filed its answer to the amended complaint. On February 18, 2003, PRTC filed its respective opposition to plaintiff's motion for class certification. On April 4, 2003, the Court issued a partial order granting the voluntary dismissals. On this same date, the Court issued an Order scheduling a hearing for May 20, 2003 in order to discuss the request and opposition for class certification. The Court ordered the stay of the discovery proceeding until the certification of class issue is determined.

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

INTERSTATE HIGH COST SUBSIDY

         On October 21, 1999, the FCC adopted a new high cost support mechanism, which has resulted in the phase out of the Company's High Cost Subsidy revenues. These revenues were $49 million in 2000, $33 million in 2001 and $4 million for 2002. On February 28, 2003 PRTC sent a letter to FCC, asking the Commission to take action to restore the high-cost universal service support that the Company lost due to FCC policies adopted for non-rural companies based on the cost characteristics of mainland companies. PRTC requested the FCC to address the loss of its universal service support by adopting rules for insular areas that are similar to those applied to rural carriers.

MESSAGE PROCESSING AND BILLING SYSTEM

         The Company has an agreement for the implementation of a traffic polling and billing software system for its wireline operations. The billing portion of the project is currently behind schedule and management is evaluating the feasibility of continuing that portion. As of March 31, 2003 the Company has invested approximately $33 million in hardware, software and labor on the billing system portion of the project.

RECENT ACCOUNTING PRONOUNCEMENTS

Refer to Note 3 to the condensed consolidated financial statements in Item 1 (Part 1) of this Form 10-Q for disclosure on recent accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE SENSITIVITY

         We are exposed to market risk in the normal course of business, resulting primarily from interest rate changes on our senior notes and interest rate swap agreements.

         The following table summarizes the fair value of our senior notes and interest rate swap at March 31, 2003 and December 31, 2002 and provides a sensitivity analysis of the fair values of these instruments assuming a 100 basis point increase or decrease in the yield curve. The sensitivity analysis does not include the fair values of our floating-rate debt since it is not significantly affected by changes in market interest rates.

                                                                       FAIR VALUE
                                                                  AT 100 BASIS POINTS
                                                                  -------------------
                                BOOK VALUE     FAIR VALUE      INCREASE        DECREASE
                                ----------     ----------      --------        --------
                                                     (In thousands)
March 31, 2003:

   Senior notes                $   699,802    $    768,400   $    740,293    $    803,464
   Interest rate swap                4,246           4,246           (457)          9,025
                               -----------    ------------   ------------    ------------
      Total                    $   704,048    $    772,646   $    739,836    $    812,489
                               ===========    ============   ============    ============

December 31, 2002:

   Senior notes                $   699,802    $    747,000   $    724,420    $    783,860
   Interest rate swap                2,883           2,883            359           5,405
                               -----------    ------------   ------------    ------------
      Total                    $   702,685    $    749,883   $    724,779    $    789,265
                               ===========    ============   ============    ============

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

         Our chief executive officer and chief financial officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of
1934), as of a date within 90 days of the filing date of this quarterly report (Evaluation Date), that ensure that material information relating to the Company which is required to be disclosed in this report is recorded, processed, summarized and reported, within required time periods. They have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this quarterly report was being prepared.

(b) Changes in Internal Controls

         There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date, nor were there any significant deficiencies or material weaknesses in these controls requiring corrective actions. As a result, no corrective actions were taken.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         We are a defendant in various legal matters arising in the ordinary course of business, including a regulatory dispute regarding intra-island access fees charged to long distance carriers. We, after consultation with legal counsel, believe that the resolution of these matters will not have a material adverse effect on the Company's financial position and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Regulatory and Other Matters" for more information regarding these matters.

         In connection with the privatization of the Company, the PRTA agreed to indemnify, defend and hold the Company harmless for specified litigation in excess of $50 million in the aggregate, including one environmental matter.

         We are regulated by the FCC for inter-state wireline services and by the TRB for intra-island wireline services.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

ITEM 5. OTHER INFORMATION

        Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        a) No exhibits required by Item 601 of Regulation S-K.

        b) No reports on Form 8-K were filed during the first quarter of 2003.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         TELECOMUNICACIONES DE PUERTO RICO, INC.

                                   By:       /s/ Jon E. Slater
                                       ----------------------------------------
                                       Name:     Jon E. Slater
                                       Title:    Chief Executive Officer
                                       Date:     May 15, 2003

                                   By:      /s/  Michael D. Mills
                                      -----------------------------------------
                                       Name:     Michael D. Mills
                                       Title:    Chief Financial Officer
                                       Date:     May 15, 2003

                                   By:      /s/  Adail Ortiz
                                      -----------------------------------------
                                       Name:     Adail Ortiz
                                       Title:    Chief Accounting Officer
                                       Date:     May 15, 2003

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

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

              a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

              b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 60 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

             c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

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

Date: May 15, 2003

      /s/ Jon E. Slater
      ---------------------------------
                  Jon E. Slater
             Chief Executive Officer
         (Principal Executive Officer)

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

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

             a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

             b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 60 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

             c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

 Date: May 15, 2003

       /s/ Michael D. Mills
       --------------------------------
               Michael D. Mills
           Chief Financial Officer
         (Principal Financial Officer)

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

         TELECOMUNICACIONES DE PUERTO RICO, INC.

                                    By: /s/ Jon E. Slater
                                        ----------------------------------------
                                        Name:  Jon E. Slater
                                        Title: Chief Executive Officer
                                        Date:  May 15, 2003

                                    By: /s/ Michael D. Mills
                                        ----------------------------------------
                                        Name:  Michael D. Mills
                                        Title: Chief Financial Officer
                                        Date:  May 15, 2003

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                                DESCRIPTION
-------     ----------------------------------------------------------------
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

 10.27 $75,000,000 3-Year term credit agreement dated as of August 19, 2002, among Telecomunicaciones de Puerto Rico, Inc., as Borrower,
             Puerto Rico Telephone Company, Inc., as Guarantor, and The Bank of
             Nova Scotia, as Lender and Administrative Agent. (Incorporated by reference to Exhibit 10.28 of the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2002 (File
             333-85503)).

 10.28 Letter Amendment to the $90 million working capital revolving credit agreement dated as of December 31, 2002. (Incorporated by reference to Exhibit 10.28 of the Company's Annual Report on Form 10-K for the year ended December 31, 2002 (File
             333-85503)).

 10.29       Assignment and Acceptance agreement, dated as of December
             31,2002, relating to the $50 million 3-Year Term Credit
             Agreement, dated as of June 24, 2002. (Incorporated by reference to Exhibit 10.29 of the Company's Annual Report on Form 10-K for the year ended December 31, 2002 (File 333-85503)).

 10.30       Collective Bargaining Agreement between the Puerto Rico Telephone
             Company and the Independent Union of Telephone Employees of Puerto
             Rico effective from January 18, 2003 until January 17, 2006.
             Approved on February 13, 2003. (Incorporated by reference to
             Exhibit 10.30 of the Company's Annual Report on Form 10-K for the year ended December 31, 2002 (File 333-85503)).