Form 10-Q
period 2003-06-30
TELECOMUNICACIONES DE PUERTO RICO INC
filed 2003-08-14
CIK 1089357

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

                  For the quarterly period ended: JUNE 30, 2003

                                       Or

          [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                For the transition period from _______ to _______

                        Commission File Number 333-85503

                     TELECOMUNICACIONES DE PUERTO RICO, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

     COMMONWEALTH OF PUERTO RICO                          66-0566178
   (STATE OR OTHER JURISDICTION OF                      (IRS EMPLOYER
    INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NO.)

      1515 FD ROOSEVELT AVENUE
       GUAYNABO, PUERTO RICO                                 00968
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

                                 YES [ ] NO [X]

Telecomunicaciones de Puerto Rico, Inc. had 25 million shares of no par common stock outstanding at August 14, 2003.

================================================================================

            TELECOMUNICACIONES DE PUERTO RICO, INC. AND SUBSIDIARIES


                                      INDEX


PART I. FINANCIAL INFORMATION

   Item  1. Financial Statements (Unaudited)                                                             3

            Condensed Consolidated Balance Sheets--June 30, 2003 and December 31, 2002                   3

            Condensed Consolidated Statements of Operations--Three Months Ended June 30, 2003
            and 2002; Six Months Ended June 30, 2003 and 2002                                            4

            Condensed Consolidated Statements of Changes in Shareholders' Equity--Six
            Months Ended June 30, 2003 and Year Ended December 31, 2002                                  5

            Condensed Consolidated Statements of Cash Flows--Six Months Ended June 30, 2003              6
            and 2002

            Notes to Condensed Consolidated Financial Statements                                         7

   Item  2. Management's Discussion and Analysis of Financial Condition and Results of Operations       28

   Item  3. Quantitative and Qualitative Disclosures About Market Risk                                  42

   Item  4. Controls and Procedures                                                                     43

PART II. OTHER INFORMATION

   Item  1. Legal Proceedings                                                                           44

   Item  2. Changes in Securities and Use of Proceeds                                                   44

   Item  3. Defaults Upon Senior Securities                                                             44

   Item  4. Submission of Matters to a Vote of Security Holders                                         44

   Item  5. Other Information                                                                           44

   Item  6. Exhibits and Reports on Form 8-K                                                            44

SIGNATURES                                                                                              45

EXHIBIT INDEX                                                                                           46

PART I.   FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

            TELECOMUNICACIONES DE PUERTO RICO, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (in thousands)

                                                                                      JUNE 30,          DECEMBER 31,
                                                                                        2003               2002
                                                                                    --------------------------------
                                                                                              (UNAUDITED)
                ASSETS

                CURRENT ASSETS:
                     Cash and cash equivalents                                        $   19,641       $   33,667
                     Accounts receivable, net of allowance for doubtful accounts
                     of $134,326 and $132,894 in 2003 and 2002, respectively             328,551          343,519
                     Deferred income tax                                                  23,427           23,502
                     Inventory and supplies, net                                          13,832           18,039
                     Prepaid expenses                                                     16,547           10,876
                                                                                      ----------       ----------
                         Total current assets                                            401,998          429,603
                PROPERTY, PLANT AND EQUIPMENT, net                                     1,594,901        1,575,334
                GOODWILL                                                                 126,927          126,927
                INTANGIBLES, net                                                         186,300          180,848
                DEFERRED INCOME TAX                                                      239,901          285,349
                OTHER ASSETS                                                             121,898          119,336
                                                                                      ----------       ----------
                TOTAL ASSETS                                                          $2,671,925       $2,717,397
                                                                                      ==========       ==========

                LIABILITIES AND SHAREHOLDERS' EQUITY

                CURRENT LIABILITIES:
                      Short-term debt                                                 $  122,132          $97,932
                      Other current liabilities                                          240,727          268,034
                                                                                      ----------       ----------
                         Total current liabilities                                       362,859          365,966
                LONG-TERM DEBT, excluding current portion                                838,146          937,035
                PENSION AND OTHER POST-EMPLOYMENT BENEFITS                               566,015          590,157
                OTHER NON-CURRENT LIABILITIES                                            158,062          146,634
                                                                                      ----------       ----------
                          Total liabilities                                            1,925,082        2,039,792
                                                                                      ----------       ----------

                MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY                              12,325           12,229
                                                                                      ----------       ----------

                COMMITMENTS AND CONTINGENCIES

                SHAREHOLDERS' EQUITY:
                    Common stock                                                         703,270          703,270
                    Deferred ESOP compensation                                           (27,408)         (27,408)
                    Subscription receivable                                              (38,033)         (76,093)
                    Retained earnings                                                    186,871          155,789
                    Accumulated other comprehensive loss, net of taxes                   (90,182)         (90,182)
                                                                                      ----------       ----------
                          Total shareholders' equity                                     734,518          665,376
                                                                                      ----------       ----------
                TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                            $2,671,925       $2,717,397
                                                                                      ==========       ==========

The accompanying notes are an integral part of these financial statements.

            TELECOMUNICACIONES DE PUERTO RICO, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                 (in thousands)

                                                             FOR THE THREE MONTHS ENDED         FOR THE SIX MONTHS ENDED
                                                                      JUNE 30,                          JUNE 30,
                                                            -----------------------------     ----------------------------
                                                                 2003               2002          2003               2002
                                                            -------------       ---------     ------------        --------
                                                                       (UNAUDITED)                       (UNAUDITED)
  REVENUES:
    Local services                                               $147,500        $144,646         $292,538        $286,445
    Long distance services                                         33,818          36,193           66,680          74,985
    Access services                                                77,874          83,039          159,729         164,137
    Cellular services                                              46,575          42,778           94,029          85,001
    Paging services                                                   192           1,363              803           3,287
    Directory services                                              9,884          12,206            9,842          12,307
    Other services and sales                                       15,774          13,161           28,488          27,921
                                                                 --------        --------         --------        --------
          Total revenues                                          331,617         333,386          652,109         654,083
                                                                 --------        --------         --------        --------

  OPERATING COSTS AND EXPENSES:
    Labor and benefits                                            100,115          90,880          203,012         188,639
    Other operating expenses                                      134,661         103,948          232,745         210,087
    Voluntary separation and retirement provision                   3,257              --            4,700              --
    Depreciation and amortization                                  62,776          66,674          123,279         132,974
                                                                 --------        --------         --------        --------
          Total operating costs and expenses                      300,809         261,502          563,736         531,700
                                                                 --------        --------         --------        --------

  OPERATING INCOME                                                 30,808          71,884           88,373         122,383
                                                                 --------        --------         --------        --------

  OTHER INCOME (EXPENSE):
    Interest expense, net                                         (13,682)        (11,582)         (23,865)        (25,703)
    Equity income from joint venture                                  515             576            1,301           1,152
    Minority interest in consolidated subsidiary                     (397)           (295)            (830)           (660)
                                                                 --------        --------         --------        --------
          Total other income (expense), net                       (13,564)        (11,301)         (23,394)        (25,211)
                                                                 --------        --------         --------        --------

  INCOME BEFORE INCOME TAX EXPENSE                                 17,244          60,583           64,979          97,172

  INCOME TAX EXPENSE (BENEFIT)                                      6,158         (20,019)          24,301          (6,434)
                                                                 --------        --------         --------        --------

  INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE             11,086          80,602           40,678         103,606

  CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF TAXES
  OF $40,672                                                           --              --           58,529              --
                                                                 --------        --------         --------        --------

  NET INCOME                                                     $ 11,086        $ 80,602         $ 99,207        $103,606
                                                                 ========        ========         ========        ========

 The accompanying notes are an integral part of these financial statements.

            TELECOMUNICACIONES DE PUERTO RICO, INC. AND SUBSIDIARIES

      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                 (in thousands)



                                                                                                       ACCUMULATED
                                                          DEFERRED                                        OTHER
                                              COMMON        ESOP        SUBSCRIPTION    RETAINED      COMPREHENSIVE
                                               STOCK    COMPENSATION     RECEIVABLE     EARNINGS           LOSS          TOTAL
                                             --------   ------------    ------------    --------      --------------    --------
BALANCE, DECEMBER 31, 2001                   $701,952     $(28,793)      $(109,959)     $ 53,592        $(78,477)       $538,315

Dividends paid                                    --            --              --       (68,836)             --         (68,836)
Accretion of discount on subscription
  receivable                                      --            --          (6,134)           --              --          (6,134)
PRTA capital contribution                         --            --          40,000            --              --          40,000
Release of ESOP shares                          1,318        1,385              --            --              --           2,703
Comprehensive income:
  Net income                                       --           --              --       171,033              --         171,033
  Other comprehensive loss, net of
    taxes:
      Minimum pension liability adjustment         --           --              --            --         (11,705)        (11,705)
                                                                                                                        --------
Comprehensive income                               --           --              --            --              --         159,328
                                             --------     ---------      ---------      --------        ---------       --------

BALANCE, DECEMBER 31, 2002                   $703,270     $(27,408)      $ (76,093)     $155,789        $(90,182)       $665,376
 (UNAUDITED)
Dividends paid                                     --           --              --       (68,125)             --         (68,125)
Net income, for the six months ended
  June 30, 2003                                    --           --              --        99,207              --          99,207
Accretion of discount on subscription
   receivable                                      --           --          (1,940)           --              --          (1,940)
PRTA capital contribution                          --           --          40,000            --              --          40,000
                                             --------     ---------      ---------      --------        ---------       --------

BALANCE, JUNE 30, 2003                       $703,270     $(27,408)      $ (38,033)     $186,871        $(90,182)       $734,518
                                             ========     =========      =========      ========        =========       ========


The accompanying notes are an integral part of these financial statements.

            TELECOMUNICACIONES DE PUERTO RICO, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)

                                                                                FOR THE SIX MONTHS ENDED
                                                                                       JUNE 30,
                                                                                -------------------------
                                                                                 2003               2002
                                                                                -------           -------
                                                                                      (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                  $  99,207          $ 103,606
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                                               123,279            132,974
    Provision for uncollectible accounts                                         30,599             29,470
    Cumulative effect of accounting change                                      (58,529)                --
    Abandoned software project                                                   32,262                 --
    Deferred income tax                                                              77            (34,412)
    Accretion of discount on subscription receivable                             (1,940)            (3,278)
    Equity income from joint venture                                             (1,301)            (1,152)
    Voluntary separation and retirement provision                                 4,700                 --
    Minority interest in consolidated subsidiary                                    830                660
    Gain on sale of building                                                       (824)                --
    Changes in assets and liabilities:
        Accounts receivable                                                     (15,631)           (64,474)
        Inventory and supplies                                                    4,207              3,706
        Prepaid expenses and other assets                                        (5,680)            (8,682)
        Other current and non-current liabilities                               (29,380)           (32,216)
        Pension and other post-employment benefits                              (28,842)           (47,390)
                                                                              ---------           --------
              Net cash provided by operating activities                         153,034             78,812
                                                                              ---------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures, including removal costs                                (69,335)           (85,355)
   Proceeds from sale of building                                                 6,000                 --
   Net salvage on retirements and other                                             183                755
                                                                              ---------           --------
              Net cash used in investing activities                             (63,152)           (84,600)
                                                                              ---------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Capital contribution                                                          40,000             40,000
   Net repayments of short-term debt, including
      capital leases                                                            (75,783)          (185,463)
   Borrowings of long-term debt                                                      --            150,000
   Dividends paid                                                               (68,125)           (12,609)
                                                                              ---------           --------
              Net cash used in financing activities                            (103,908)            (8,072)
                                                                              ---------           --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                       (14,026)           (13,860)
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                                                      33,667             34,797
                                                                              ---------           --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $19,641            $20,937
                                                                              =========           ========

The accompanying notes are an integral part of these financial statements.

TELECOMUNICACIONES DE PUERTO RICO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


1.   BUSINESS/CORPORATE STRUCTURE

     Telecomunicaciones de Puerto Rico, Inc., a Puerto Rico corporation (the "Company"), holds 100% of the common stock of Puerto Rico Telephone Company, Inc. ("PRTC"), PRT Larga Distancia, Inc. ("PRTLD"), and Datacom Caribe, Inc. ("Datacom"). The Company also holds a 67% interest in Coqui.net Corporation ("Coqui.net"), in which Popular, Inc., one of the Company's shareholders, holds the remaining 33% interest. The Company also holds a 24% interest in Verizon Information Services, Puerto Rico, Inc. S en C ("VISI"), in which GTE Holdings (Puerto Rico) LLC, our majority shareholder, holds a 36% interest. The Company is the largest telecommunications service provider in Puerto Rico. PRTC is the incumbent local exchange carrier for the island of Puerto Rico. Wireline service is provided by PRTC and cellular service is provided by the wireless division of PRTC, under the brand of Verizon Wireless Puerto Rico ("Verizon Wireless"). The Company's off-island long distance service is provided by PRTLD. The Company's dial-up Internet access service is provided by Coqui.net. The Company's directory-publishing revenues are generated by VISI.

     GTE Corporation ("GTE"), through its subsidiary GTE Holdings (Puerto Rico) LLC, acquired a 40% interest in and management control over the Company on March 2, 1999 from Puerto Rico Telephone Authority ("PRTA"), an entity of the Commonwealth of Puerto Rico (the "Acquisition"). In connection with the Acquisition, Popular, Inc. acquired a 10% interest in the Company. GTE and Bell Atlantic Corporation merged on June 30, 2000 to form Verizon Communications Inc. ("Verizon"). On January 25, 2002, GTE Holdings (Puerto
     Rico) LLC and Popular, Inc. acquired an additional 12% and 3% interest in the Company, respectively, by exercising an option each had held since the Acquisition (the "Option Exercise"). Verizon and Popular, Inc. obtained the additional ownership interest from PRTA Holdings Corp., a subsidiary of PRTA ("PRTA Holdings"). Verizon and Popular, Inc. paid PRTA Holdings $138 million and $34 million, respectively, for a total of $172 million in cash for the additional 3,750,000 shares at a $45.9364 per share price established in the Share Option Agreement, an agreement entered into at the time of the Acquisition. As a result, Verizon now owns 52%, PRTA owns 28%, Popular owns 13%, and the Employee Stock Ownership Plan owns 7% of the outstanding capital stock of the Company. The Company is an affiliate of Verizon, which consolidates the Company's financial results with its own financial results.

     PRTC/VERIZON WIRELESS MERGER

     On May 1, 2002, the Company completed a tax-free reorganization whereby it merged Verizon Wireless, a wholly-owned subsidiary of the Company, into PRTC. Prior to the merger, the Company created a new wholly-owned subsidiary, PRTLD, to carry the off-island long distance business previously provided by Verizon Wireless. The objectives for the reorganization were to (i) integrate the wireline and wireless operations without jeopardizing the continuity of the off-island long distance license, (ii) simplify the overall corporate structure to reduce administrative costs, and (iii) provide better control and monitoring of the off-island long distance business and increase its potential for growth in Puerto Rico. As a result of this merger, the Company released a deferred tax valuation allowance related to the Acquisition of $93 million, of which $51 million was recorded against goodwill and $42 million was recorded as a deferred tax benefit in the Company's consolidated statement of income for the second quarter of 2002 in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes."

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. Management believes the financial statements include all adjustments and recurring accruals necessary to fairly present the results of operations and financial condition for the interim periods shown. The Condensed Consolidated Balance Sheet at December 31, 2002 was derived from audited financial statements and should be read in conjunction with the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

     RECLASSIFICATIONS

     Reclassifications of prior periods' data have been made to conform to the current period's presentation.

3.   ACCOUNTING CHANGE FOR DIRECTORY REVENUE RECOGNITION

     During the second quarter of 2003, the Company changed its method of accounting for directory-publishing revenues and related expenses from the point-of-publication method to the amortization method, effective January 1, 2003.

     Under the point-of-publication method, such revenues and related expenses are recognized on the date that the directory is published and substantially delivered. Under the amortization method, pre-publication revenues and expenses are deferred and capitalized, respectively. Subsequent to publication, revenues are recognized and expenses amortized over the lives of the directories, which is generally one year.

     While both methods fully comply with accounting principles generally accepted in the United States, the Company adopted the amortization method because it is becoming the industry standard.

     The cumulative effect of applying this accounting change to prior years is recognized as of January 1, 2003 as a one-time, non-cash loss of $17 million ($13 million, after tax).

     The effect of applying the new method for the six months ended June 30, 2003 is a one-time non-cash revenue of $10 million, which has been included in operating income.

     Pro forma results, assuming we had applied the amortization method during prior periods, are as follows:


                                    Three months ended             Three months ended              Six months ended
                                      March 31, 2003                  June 30, 2002                 June 30, 2002
                               --------------------------     -------------------------     ---------------------------
                               Before          After          Before         After           Before          After
                               Directory       Directory      Directory      Directory       Directory       Directory
                               Accounting      Accounting     Accounting     Accounting      Accounting      Accounting
                               Change          Change         Change         Change          Change          Change
                               ----------      ----------     ----------     ----------      ----------      ----------
(in thousands)

Operating revenues             $320,631        $325,581       $333,386       $326,076        $654,083        $651,675
                               ========        ========       ========       ========        ========        ========

Operating expenses             $270,132        $270,463       $261,502       $260,990        $531,700        $531,530
                               ========        ========       ========       ========        ========        ========

Income before cumulative
 effect of accounting change   $ 29,592        $ 32,410       $ 80,602       $ 76,455        $103,606        $102,240
                               ========        ========       ========       ========        ========        ========

Net income (loss)              $100,674        $ 90,939       $ 80,602       $ 76,455        $103,606        $102,240
                               ========        ========       ========       ========        ========        ========

4.   SUMMARY OF RECENT ACCOUNTING PRONOUNCEMENTS

     ACCOUNTING FOR GOODWILL AND OTHER INTANGIBLES

     The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" effective January 1, 2002, which provides guidance on the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination.

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

     Intangible assets that do not have indefinite lives will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Company has evaluated its assets using the fair value approach for each reporting unit to determine if there is an impairment exposure (transitional impairment test) and the impact it would have on the Company's results of operations for 2003. The evaluation of the two reporting units revealed no impairment exposure.

     ASSET RETIREMENT OBLIGATIONS

     On January 1, 2003, the Company adopted SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement provides the accounting for the cost of legal obligations associated with the retirement of long-lived assets. SFAS No. 143 requires that companies recognize the fair value of a liability for asset retirement obligations in the period in which the obligations are incurred and capitalize that amount as part of the book value of the long-lived asset. The Company has determined that PRTC does not have a material legal obligation to remove long-lived assets as described by this statement. However, the Company has included estimated removal costs in the Company's group depreciation models. These costs have increased depreciation expense and accumulated depreciation for future removal costs for existing assets. These removal costs are recorded as a reduction to accumulated depreciation when the assets are retired and removal costs are incurred.

     For some assets, such as telephone poles, the removal costs exceed salvage value. Under the provisions of SFAS No. 143, the Company is required to exclude costs of removal from the Company's depreciation rates for assets for which the removal costs exceed salvage. Accordingly, in connection with the initial adoption of this standard on January 1, 2003, the Company has reversed accrued costs of removal in excess of salvage from the Company's accumulated depreciation accounts for these assets. The adjustment was recorded as a cumulative effect of an accounting change, resulting in the recognition of an estimated gain of $117 million ($71 million after tax). Effective January 1, 2003, the Company began expensing costs of removal in excess of salvage for these assets as incurred. The impact of this change in accounting resulted in a decrease in depreciation expense and an increase in operational and support expenses. The Company estimates that the net increase to operating income in 2003, excluding the cumulative effect adjustment, will be approximately $12 million ($7 million after tax).

     ACCOUNTING FOR IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS

     In August 2001, the FASB issued SFAS No. 144. This standard supersedes SFAS No. 121 and the provisions of Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" with regard to reporting the effects of a disposal of a segment of a business. SFAS No. 144 establishes a single accounting model for assets to be disposed of by sale and addresses several SFAS No. 121 implementation issues. The Company adopted SFAS No. 144 effective January 1, 2002 without any impact on its 2002 financial statements.

     EXTINGUISHMENTS OF DEBT AND ACCOUNTING FOR CERTAIN CAPITAL LEASE
     OBLIGATIONS

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." For most companies, SFAS No. 145 will require gain and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4. However, extraordinary treatment will be required for certain extinguishments as provided in APB Opinion No. 30. This statement also amends SFAS No. 13 to require that certain modifications to capital leases be treated as sale-leaseback transactions and modifies the accounting for sub-leases. In addition, the FASB rescinded SFAS No. 44, which addressed the accounting for intangible assets of motor carriers and made numerous technical corrections. At this time, the Company is evaluating the impact, if any, of the adoption of SFAS No. 145 on its results of operations and financial condition.

     ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other costs to Exit an Activity (including Certain Costs Incurred in Restructuring)." EITF Issue No. 94-3 previously required that a liability related to exit and disposal activities be recognized at the date of a company's commitment to an exit plan. By contrast, SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company believes that the adoption of SFAS No. 146 will not have a material effect on its results of operations and financial condition.


5.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consist of:

                                                         REMAINING USEFUL
                                                            LIVES (YRS)
                                                        -------------------     JUNE 30,     DECEMBER 31,
                                                        CURRENT    PREVIOUS       2003          2002
                                                        -------    --------    ----------    ------------
                                                                                    (in thousands)

      Outside plant                                        8.5        8.9      $2,062,920     $2,039,412
      Central office and transmission equipment            4.1        4.7       1,320,599      1,297,454
      Equipment and other                                  3.2        3.0         356,759        349,832
      Buildings                                           14.3       21.5         312,501        314,345
      Land                                                 N/A        N/A          26,423         27,541
                                                                               ----------     ----------
           Gross plant in service                                               4,079,202      4,028,584
      Less: accumulated depreciation                                            2,549,607      2,568,380
                                                                               ----------     ----------
           Net plant in service                                                 1,529,595      1,460,204
      Construction in progress                                                     65,306        115,130
                                                                               ----------     ----------
           Total                                                               $1,594,901     $1,575,334
                                                                               ==========     ==========


     Effective July 1, 2002, the Company changed its accounting estimates relating to depreciation, resulting from a detailed review of the lives underlying the depreciation rates. The rate changes reflect expected useful lives resulting from the impact of technology and future competition as well as more closely approximating the assumptions used by other telephone companies. These changes resulted in a decrease in depreciation expense by approximately $6 million for the second half of 2002 and $6 million for the six month ended June 30, 2003.

6.   GOODWILL

     Following is a breakdown of goodwill by reporting unit.

                                                           CARRYING VALUE
                                                     ---------------------------
                                                     JUNE 30,       DECEMBER 31,
                                                       2003             2002
                                                     --------       ------------
                                                         (in thousands)
       Wireline (PRTC)                               $102,731         $102,731
       Dial-up Internet (Coqui.net)                    24,196           24,196
                                                     --------         --------
              Total                                  $126,927         $126,927
                                                     ========         ========




7.   INTANGIBLES

     Intangibles consist of:

                                                     JUNE 30,       DECEMBER 31,
                                                       2003             2002
                                                     --------       ------------
                                                         (in thousands)
        INDEFINITE LIFE                              $108,975         $108,975
        DEFINITE LIFE                                  77,325           71,873
                                                     --------         --------
            Total Intangibles                        $186,300         $180,848
                                                     ========         ========


                                                           CARRYING VALUE
                                                     ---------------------------
                                                     JUNE 30,       DECEMBER 31,
                                                       2003             2002
                                                     --------       ------------
                                                         (in thousands)
       INDEFINITE LIFE:
       Wireline concession                           $ 85,120         $ 85,120
       FCC Cellular licenses                           23,855           23,855
                                                     --------         --------
            Total Indefinite Life                    $108,975         $108,975
                                                     ========         ========

                                                       JUNE 30,  2003                            DECEMBER 31, 2002
                                          ----------------------------------------     --------------------------------------
                                                                              (in thousands)

       DEFINITE LIFE:                       COST        ACC. AMORT      BOOK VALUE       COST      ACC. AMORT     BOOK  VALUE
                                            ----        ----------      ----------       ----      ----------     -----------
       Wireline trade name                $ 48,400       $ 8,383          $40,017      $ 48,400      $ 7,417        $40,983
       Software licenses                    57,471        20,566           36,905        45,708       15,525         30,183
       Customer base                        15,544        15,141              403        15,544       14,837            707
       Other                                   500           500               --           500          500             --
                                          --------       -------          -------      --------      -------        -------
            Total Definite Life           $121,915       $44,590          $77,325      $110,152      $38,279        $71,873
                                          ========       =======          =======      ========      =======        =======

8.   OTHER ASSETS

     Other assets consist of:

                                                               JUNE 30,         DECEMBER 31,
                                                                2003               2002
                                                              ---------         ------------
                                                                     (in thousands)

     Deferred activation and installation costs               $ 70,293            $ 65,351
     Notes receivable-equipment sales                           14,687              15,396
     Deferred pension asset                                     20,646              20,646
     Deferred financing costs, net                               3,564               3,970
     Other deferred costs                                        5,157               5,288
     Interest rate swap                                          5,317               2,883
     Investment in Verizon Information Services                  1,038               4,823
     Other assets                                                1,196                 979
                                                              --------            --------
          Total                                               $121,898            $119,336
                                                              ========            ========


9.   VOLUNTARY SEPARATION AND RETIREMENT PROGRAMS

     The Company offered a voluntary separation program to qualified management employees during the fourth quarter of 2002 and recorded a $0.5 million non-cash provision relating to 8 employees accepting.

     In January 2003, an additional 29 qualified management employees accepted the voluntary separation program representing an expense of $1.4 million recorded in the first quarter of 2003. During the second quarter of 2003, the Company offered a voluntary separation program to one of the unions that closed on June 20, 2003, in which 44 qualified employees accepted. Also, as of June 30, 2003, an additional 147 employees in the craft union accepted a retirement offering. As a result of these two programs, an additional provision of $3.3 million was recorded.


10.  DEFERRED ESOP COMPENSATION

     The Employee Stock Ownership Plan ("ESOP") acquired a 3% equity interest in the Company in 1999, which was financed by a $26 million, twenty-year note borrowed from the Company to establish a contributory investment fund for employees. The ESOP only invests in shares of the Company's common stock. Shares held by the ESOP's trustee and maintained in a suspense account until they are released to employee participants. The yearly release of shares to participants is based on the greater of participant contributions plus a Company match of 30% up to 5% of wages or a minimum based on an amortization schedule. The minimum is based on the ratio of annual debt service to total debt service multiplied by the initial 750,000 shares.

     Compensation expense is recorded based on the release of shares at market value, which is based on an independent appraisal performed annually. The ESOP released approximately 39,800 shares in 2002. This release resulted in compensation expense of $3 million for the year ended December 31, 2002, reflecting the market value of the shares. The release of shares, based upon the per share price established at the Acquisition, amounted to $1.4 million for December 31, 2002, which is reflected as a reduction of deferred ESOP compensation in equity.

11.  OTHER CURRENT LIABILITIES

     Other current liabilities consist of:

                                                               JUNE 30,         DECEMBER 31,
                                                                2003               2002
                                                               --------         ------------
                                                                     (in thousands)
         Accounts payable                                      $ 27,846           $ 80,137
         Accrued expenses                                        85,954             86,078
         Employee benefit accruals                               68,839             39,954
         Carrier payables                                        45,066             46,540
         Taxes                                                    6,590              8,622
         Interest                                                 6,432              6,703
                                                               --------           --------
              Total                                            $240,727           $268,034
                                                               ========           ========


12.  DEBT

     Debt consists of:

                                                               JUNE 30,         DECEMBER 31,
                                                                2003               2002
                                                              ---------         ------------
                                                                     (in thousands)
     Senior notes
       Due May 15, 2006 at 6.65%                               $399,931           $  399,921
       Due May 15, 2009 at 6.80%                                299,889              299,881
     Term credit facilities:
       Due May 16, 2004 at 70 basis points over LIBOR            50,000               50,000
       Due May 31, 2004 at 60 basis points over LIBOR            50,000               50,000
       Due June 24, 2005 at 100 basis points over LIBOR          50,000               50,000
       Due August 19, 2005 at 100 basis points over LIBOR        75,000               75,000
     Commercial paper                                            22,000               57,700
     Working capital credit facility                                 --               40,000
     Deferred derivative                                          7,678                9,018
     Interest rate swap                                           5,317                2,883
     Capital leases                                                 463                  564
                                                               --------           ----------
       Total                                                    960,278            1,034,967
     Less short-term debt                                       122,132               97,932
                                                               --------           ----------
       Long-term debt                                          $838,146           $  937,035
                                                               ========           ==========

     The senior notes, commercial paper, term credit facilities, working capital facility, and bank notes are unsecured and non-amortizing. PRTC is the guarantor of these debt instruments.

     The Company has a $400 million commercial paper program with maturities not to exceed 365 days, which is backed by a bank note facility. The commercial paper dealer agreement for the program was signed in November 2000. The bank note is a syndicated five-year revolving facility expiring in March 2004. Amounts outstanding under this facility bear interest at 32.5 basis points over the London Interbank Offered Rate ("LIBOR"). Effective November 2002, the bank note facility was decreased from $500 million to $400 million. The bank note credit agreement includes financial covenants, the most significant being that the outstanding principal balance will not exceed four times adjusted Earnings Before Interest, Taxes, Depreciation, and Amortization ("EBITDA"), as defined in the facility agreement.

     The Company also has a $40 million working capital credit facility with Banco Popular de Puerto Rico, an affiliate of Popular, Inc., which was renewed in June 30, 2003 with a term of one year. Amounts outstanding under this facility bear interest at a rate of 30 basis points over LIBOR. At June 30, 2003, the Company did not have a balance outstanding under this facility.

     On August 31, 2001, the Company entered into an interest rate swap contract with a notional amount of $150 million. In September 2002, the Company drew the value out of the hedge position without changing the fixed/floating funding mix of the original swap transaction. This transaction resulted in cash proceeds of $11 million, reflected in cash from operations consistent with SFAS No. 104, "Statement of Cash Flows - Net Reporting of Certain Cash Payments and Classification from Hedging Transactions" and created a deferred derivative, which will be amortized until 2006. The purpose of the swap is to hedge against changes in the fair market value of the Company's senior notes to achieve a targeted mix of fixed and variable rate debt. The swap receives interest at a fixed rate of 6.65% and pays interest at a net variable rate equal to six month LIBOR plus 170 basis points, with semi-annual settlements and reset dates every May 15 and November 15 until maturity of the May 15, 2006 senior notes. The swap was entered into "at market" and, as a result, there was no exchange of premium at the initial date of the swap. The Company designates the swap as a hedge of the changes in fair market value of the senior notes due to changes in the designated benchmark interest rate. PRTC is the guarantor of the interest rate swap.

     Aggregate maturities of the senior notes and term credit facilities are as follow:

                                   AMOUNT
                               --------------
                               (in thousands)

              2004                 $100,000
              2005                  125,000
              2006                  400,000
              2009                  300,000
                                   --------
                Total              $925,000
                                   ========


13.  OTHER NON-CURRENT LIABILITIES

     Other non-current liabilities consist of:

                                                            JUNE 30,     DECEMBER 31,
                                                              2003          2002
                                                            --------    -------------
                                                                (in thousands)

       Deferred activation and installation revenues        $ 70,293       $ 65,352
       Customer deposits                                      27,286         27,490
       Other liabilities                                      60,483         53,792
                                                            --------       --------
           Total                                            $158,062       $146,634
                                                            ========       ========


14.  SHAREHOLDERS' EQUITY

     COMMON STOCK

     Common stock consists of fifty million authorized shares, no par value, of which twenty five million shares were outstanding at June 30, 2003 and December 31, 2002.

     SUBSCRIPTION RECEIVABLE

     The subscription receivable reflects future receipts from PRTA at its present value (at an 8% discount rate). As part of the Acquisition agreement, PRTA agreed to contribute cash or stock worth a total of $200 million as a capital contribution in even $40 million installments over five years beginning on March 2, 2000. The Company will use the $200 million capital contribution to partially fund its underfunded pension and other post-employment benefit obligations. The stock purchase agreement requires that the Company contribute $66 million, which includes the $40 million received from PRTA, to the pension plan immediately upon receipt of the proceeds each year. The Company received the fourth $40 million installment in March 2003 and made the required pension payment of $66 million.

     ACCUMULATED OTHER COMPREHENSIVE LOSS

     The accumulated other comprehensive loss represents unrecognized losses, other than unrecognized prior service costs which are reflected as an other asset, associated with the hourly employee pension fund since the accumulated benefit obligation exceeds the fair value of plan assets.

     The accumulated other comprehensive loss amount as of December 31, 2002 has been adjusted in the amount of $57.6 million in order to reflect the amount net of tax in accordance with the provisions of SFAS No.130, "Reporting Comprehensive Income."

     DIVIDENDS

     The Company's shareholders' agreement requires the payment of dividends equal to at least 50% of consolidated net income, in the following quarter to the extent funds are legally available.

     Dividend payments were made in the following periods:

                        2003                                    2002
           ------------------------------          -----------------------------
                   (in thousands)                          (in thousands)
           4th Quarter            $    --        4th Quarter            $15,926
           3rd Quarter                 --        3rd Quarter             40,301
           2nd Quarter             68,125        2nd Quarter             11,502
           1st Quarter                 --        1st Quarter              1,107
                                  -------                               -------
             Total                $68,125           Total               $68,836
                                  =======                               =======

     On March 2003, the Company declared a $17.8 million dividend for the fourth quarter of 2002, which was paid in the second quarter of 2003. In addition, in the second quarter of 2003, the Company paid a $50.3 million dividend for the first quarter of 2003. The senior note indentures and credit facility agreements do not contain any dividend restrictions.


15.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts and fair values of the Company's financial instruments are as follows:

                                                              JUNE 30,                        DECEMBER 31,
                                                                2003                             2002
                                                     ------------------------           ------------------------
                                                     Carrying           Fair            Carrying           Fair
                                                      Amount            Value            Amount            Value
                                                     --------           -----           --------           -----
                                                                            (in thousands)
     Assets:
         Cash and cash equivalents                   $ 19,641          $ 19,641         $ 33,667          $ 33,667
         Accounts receivable                          328,551           328,551          343,519           343,519
     Liabilities:
         Other current liabilities                   $240,727           240,727         $268,034          $268,034
         Short-term debt                              122,132           122,132           97,932            97,932
         Long-term debt, including interest
           rate swap                                  838,146           925,396          937,035           984,233

16.  SEGMENT REPORTING

     The Company has two reportable segments: Wireline and Wireless.

     The Wireline segment consists of:

     o Local services, including basic voice, telephone and telecommunications equipment rentals, value-added services, high-speed private line services, Internet access and public phone service;
     o Access services to long distance carriers, competitive local exchange carriers, and cellular and paging operators to originate and terminate calls on the Company's network;
     o Long distance services including direct dial on-island and off-island, operator assisted calls, prepaid calling card and high-speed private line services;
     o    Directory publishing rights services; and
     o Telecommunication equipment sales and billing and collection services to competing long distance operators in Puerto Rico.

     The Wireless segment consists of:

     o    Cellular service; and
     o    Wireless equipment sales.

     The accounting policies of the segments are the same as those followed by the Company (see Note 2). The Company accounts for intersegment revenues at market prices.

Segment results for the Company are as follow:

                                                      FOR THE THREE MONTHS ENDED          FOR THE SIX MONTHS ENDED
                                                              JUNE 30,                             JUNE 30,
                                                      --------------------------          ------------------------
                                                        2003              2002              2003            2002
                                                      --------          --------          --------         -------
     WIRELINE:                                                                (in thousands)
     ---------
       Revenues-
         Local services                               $148,794          $145,367           $294,922       $289,720
         Long distance services                         34,770            36,325             68,769         75,249
         Access services                                78,601            84,505            161,161        167,315
         Directory services and other                   22,526            24,310             32,175         36,304
                                                      --------          --------           --------       --------
       Total revenues                                 $284,691          $290,507           $557,027       $568,588
                                                      ========          ========           ========       ========

       Operating income                               $ 32,809          $ 70,286           $ 90,990       $123,180
                                                      ========          ========           ========       ========

     WIRELESS:
     ---------
       Revenues-
         Cellular services                            $ 46,757          $ 43,171           $ 94,142       $ 85,816
         Paging services                                   192             1,361                803          3,286
         Equipment sales and other                       2,990             1,873              5,875          3,727
                                                      --------          --------           --------       --------
       Total revenues                                 $ 49,939          $ 46,405           $100,820       $ 92,829
                                                      ========          ========           ========       ========

       Operating income                               $ (2,001)         $  1,598           $(2,617)       $   (797)
                                                      ========          ========           ========       ========

     CONSOLIDATED:
     -------------
       Revenues for reportable segments               $334,630          $336,912           $657,847       $661,417
       Elimination of intersegment revenues             (3,013)           (3,526)            (5,738)        (7,334)
                                                      --------          --------           --------       --------
       Consolidated revenues                          $331,617          $333,386           $652,109       $654,083
                                                      ========          ========           ========       ========

       Operating income                               $ 30,808          $ 71,884           $ 88,373       $122,383
                                                      ========          ========           ========       ========

                                                                AS OF              AS OF
                                                               JUNE 30,         DECEMBER 31,
               ASSETS                                            2003               2002
     -------------------------                                -----------       ------------

     Wireline assets                                          $2,641,524         $2,645,088

     Wireless assets                                             296,829            290,891
                                                              ----------         ----------

     Segment assets                                           $2,938,353         $2,935,979

     Elimination of intersegment assets                         (266,428)          (218,582)
                                                              ----------         ----------

     Consolidated assets                                      $2,671,925         $2,717,397
                                                              ==========         ==========


17.  CONDENSED CONSOLIDATING INFORMATION

     The following condensed consolidating financial information as of June 30, 2003 and December 31, 2002 and for the quarters then ended presents the financial position, results of operations and cash flows of (i) the Company as if it had accounted for its subsidiaries using the equity method, (ii) the Guarantor Subsidiary; and (iii) the Non-Guarantor Subsidiaries on a combined basis. The consolidation entries eliminate investments in subsidiaries and intercompany balances and transactions.

     The Notes are guaranteed by PRTC, a wholly owned subsidiary of the Company (the "Guarantor Subsidiary") but not guaranteed by the Company's other subsidiaries, Coqui.net, PRTLD and Datacom (the "Non-Guarantor Subsidiaries"). The guarantee by the Guarantor Subsidiary is full and unconditional.

                     CONDENSED CONSOLIDATING BALANCE SHEETS
                                  June 30, 2003
                                 (in thousands)

                                                                    GUARANTOR      NON-GUARANTOR                          TOTAL
                                                       PARENT       SUBSIDIARY     SUBSIDIARIES     ELIMINATIONS       CONSOLIDATED
                                                      ---------     ----------     -------------    ------------       ------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                           $      (13)    $   12,318        $ 7,336       $        --        $   19,641
  Intercompany accounts receivable                     1,152,479         76,226         29,726        (1,258,431)               --
  Accounts receivable, net                                     2        328,756          (207)                --           328,551
  Inventory and supplies, net                                 --         13,832             --                --            13,832
  Prepaid expenses                                            --         15,230          1,317                --            16,547
                                                      ----------     ----------        -------       -----------        ----------
     Total current assets                              1,152,468        446,362         38,172        (1,258,431)          378,571
PROPERTY, PLANT AND EQUIPMENT, net                            --      1,582,141         12,760                --         1,594,901
GOODWILL AND OTHER INTANGIBLES, net                           --        288,065         25,162                --           313,227
DEFERRED INCOME TAX                                           --        263,321              7                --           263,328
INVESTMENT IN SUBSIDIARIES                               604,011             --             --          (604,011)               --
OTHER ASSETS                                              17,308        115,829             --           (11,239)          121,898
                                                      ----------     ----------        -------       -----------        ----------
TOTAL ASSETS                                           1,773,787      2,695,718        $76,101       $(1,873,681)       $2,671,925
                                                      ==========     ==========        =======       ===========        ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Short-term debt                                     $  122,000        122,132        $    --       $  (122,000)       $  122,132
  Intercompany accounts payable                           72,804        220,330         20,545          (315,170)               --
  Other current liabilities                                6,650        227,165          8,403                --           240,727
                                                      ----------     ----------        -------       -----------        ----------
     Total current liabilities                           201,454        569,627         28,948          (437,170)          362,859
LONG-TERM DEBT, excluding current portion                837,815        825,152             --          (824,821)          838,146
OTHER NON-CURRENT LIABILITIES                                 --        731,755             --            (7,678)          724,077
                                                      ----------     ----------        -------       -----------        ----------
                                                       1,039,269      2,126,534         28,948        (1,269,669)        1,925,082
                                                      ----------     ----------        -------       -----------        ----------

MINORITY INTEREST                                             --             --             --            12,325            12,325
                                                      ----------     ----------        -------       -----------        ----------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
  Common stock, Additional paid in capital and
    Treasury stock                                       703,270        485,591         41,143          (526,734)          703,270
  Deferred ESOP compensation                             (27,408)            --             --                             (27,408)
  Subscription receivable                                (38,033)            --             --                --           (38,033)
  Retained earnings (deficit)                            186,871        175,346          6,010          (179,785)          186,871
  Accumulated other comprehensive loss                   (90,182)       (90,182)            --            90,182           (90,182)
                                                      ----------     ----------        -------       -----------        ----------
     Total shareholders' equity                          734,518        570,755         47,153          (616,337)          734,518
                                                      ----------     ----------        -------       -----------        ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $1,773,787     $2,695,718        $76,101       $(1,873,681)       $2,671,925
                                                      ==========     ==========        =======       ===========        ==========

                     CONDENSED CONSOLIDATING BALANCE SHEETS
                                December 31, 2002
                                 (in thousands)

                                                                  GUARANTOR      NON-GUARANTOR                          TOTAL
                                                      PARENT      SUBSIDIARY     SUBSIDIARIES     ELIMINATIONS       CONSOLIDATED
                                                    ---------     ----------     -------------    ------------       ------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                         $        1     $   27,009        $ 6,657       $        --        $   33,667
  Intercompany accounts receivable                   1,187,799        196,889         21,694        (1,406,382)               --
  Accounts receivable, net                                  --        343,307            212                --           343,519
  Deferred income tax                                       --         23,474             28                --            23,502
  Inventory and supplies, net                               --         18,039             --                --            18,039
  Prepaid expenses                                          --         10,467            409                --            10,876
                                                    ----------     ----------        -------       -----------        ----------
    Total current assets                             1,187,800        619,185         29,000        (1,406,382)          429,603
PROPERTY, PLANT AND EQUIPMENT, net                          --      1,561,866         13,468                --         1,575,334
GOODWILL AND OTHER INTANGIBLES, net                         --        282,393         25,382                --           307,775
DEFERRED INCOME TAX                                         --        285,291             58                --           285,349
INVESTMENT IN SUBSIDIARIES                             574,833             --             --          (574,833)               --
OTHER ASSETS                                            16,187        116,138             (1)          (12,988)          119,336
                                                    ----------     ----------        -------       -----------        ----------
TOTAL ASSETS                                        $1,778,820     $2,864,873        $67,907       $(1,994,203)       $2,717,397
                                                    ==========     ==========        =======       ===========        ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Short-term debt                                   $   97,700     $   97,932        $    --       $   (97,700)       $   97,932
  Intercompany accounts payable                         71,062        299,064         17,724          (387,850)               --
  Other current liabilities                              7,979        254,570          5,485                --           268,034
                                                    ----------     ----------        -------       -----------        ----------
    Total current liabilities                          176,741        651,566         23,209          (485,550)          365,966
LONG-TERM DEBT, excluding current portion              936,703        925,133             --          (924,801)          937,035
OTHER NON-CURRENT LIABILITIES                               --        745,810             --            (9,019)          736,791
                                                    ----------     ----------        -------       -----------        ----------
    Total liabilities                                1,113,444      2,322,509         23,209        (1,419,370)        2,039,792
                                                    ==========     ==========        =======       ===========        ==========
MINORITY INTEREST                                           --             --             --            12,229            12,229
                                                    ----------     ----------        -------       -----------        ----------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
  Common stock, Additional paid in capital
    and Treasury stock                                 703,270        485,590         41,143          (526,733)          703,270
  Deferred ESOP compensation                           (27,408)            --             --                --           (27,408)
  Subscription receivable                              (76,093)            --             --                --           (76,093)
  Retained earnings (deficit)                          155,789        146,956          3,555          (150,511)          155,789
  Accumulated other comprehensive loss                 (90,182)       (90,182)            --            90,182           (90,182)
                                                    ----------     ----------        -------       -----------        ----------
    Total shareholders' equity                         665,376        542,364         44,698          (587,062)          665,376
                                                    ----------     ----------        -------       -----------        ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $1,778,820     $2,864,873        $67,907       $(1,994,203)       $2,717,397
                                                    ==========     ==========        =======       ===========        ==========

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                    For the three months ended June 30, 2003
                                 (in thousands)


                                                                    GUARANTOR      NON-GUARANTOR                          TOTAL
                                                       PARENT       SUBSIDIARY     SUBSIDIARIES     ELIMINATIONS       CONSOLIDATED
                                                      ---------     ----------     -------------    ------------       ------------
REVENUES:
  Local services                                      $    --        $142,684          $7,241          $(2,425)           $147,500
  Long distance services                                   --          25,253           8,601              (36)             33,818
  Access services                                          --          79,040              --           (1,166)             77,874
  Cellular services                                        --          46,575              --               --              46,575
  Paging services                                          --             192              --               --                 192
  Directory and other services and sales                   --          27,118              --           (1,460)             25,658
                                                      -------        --------         -------          -------            --------
    Total revenues                                         --         320,862          15,842           (5,087)            331,617
                                                      -------        --------         -------          -------            --------

OPERATING COSTS AND EXPENSES:
  Labor and benefits                                       --          99,337             778               --             100,115
  Other operating expenses                                 --         129,140          10,608           (5,087)            134,661
  Voluntary separation and retirement provision            --           3,257              --               --               3,257
  Depreciation and amortization                            --          62,028             748               --              62,776
                                                      -------        --------         -------          -------            --------
    Total operating costs and expenses                     --         293,762          12,134           (5,087)            300,809
                                                      -------        --------         -------          -------            --------

OPERATING INCOME                                           --          27,100           3,708               --              30,808
                                                      -------        --------         -------          -------            --------

OTHER INCOME (EXPENSE), net                            11,086         (13,221)             54          (11,483)            (13,564)
                                                      -------        --------         -------          -------            --------

INCOME BEFORE INCOME TAX EXPENSE                       11,086          13,879           3,762          (11,483)             17,244

INCOME TAX EXPENSE                                         --           4,622           1,536              --                6,158
                                                      -------        --------         -------          -------            --------

NET INCOME                                            $11,086          $9,257          $2,226         $(11,483)            $11,086
                                                      =======        ========        ========         ========            ========

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                    For the three months ended June 30, 2002
                                 (in thousands)

                                                                    GUARANTOR      NON-GUARANTOR                          TOTAL
                                                       PARENT       SUBSIDIARY     SUBSIDIARIES     ELIMINATIONS       CONSOLIDATED
                                                      ---------     ----------     -------------    ------------       ------------
     REVENUES:
       Local services                                 $    --        $141,092         $ 5,947          $(2,393)         $144,646
       Long distance services                              --          31,825           4,503             (135)           36,193
       Access services                                     --          85,591              --           (2,552)           83,039
       Cellular services                                   --          43,171              --             (393)           42,778
       Paging services                                     --           1,361              --                2             1,363
       Directory and other services and sales              --          28,687              --           (3,320)           25,367
                                                      -------        --------         -------          -------          --------
             Total revenues                                --         331,727          10,450           (8,791)          333,386
                                                      -------        --------         -------          -------          --------
     OPERATING COSTS AND EXPENSES:
       Labor and benefits                                  --          90,297             583               --            90,880
       Other operating expenses                            --         105,295           7,444           (8,791)          103,948
       Depreciation and amortization                       --          65,929             745               --            66,674
                                                      -------        --------         -------          -------          --------
             Total operating costs and expenses            --         261,521           8,772           (8,791)          261,502
                                                      -------        --------         -------          -------          --------

     OPERATING INCOME                                      --          70,206           1,678               --            71,884
                                                      -------        --------         -------          -------          --------

     OTHER INCOME (EXPENSE), net                       80,602         (10,994)            (12)         (80,897)          (11,301)
                                                      -------        --------         -------          -------          --------

     INCOME BEFORE INCOME TAX EXPENSE                  80,602          59,212           1,666          (80,897)           60,583

     INCOME TAX EXPENSE                                    --          20,734            (715)              --            20,019
                                                      -------        --------         -------          -------          --------

     NET INCOME                                       $ 80,602       $ 79,946         $   951         $(80,897)         $ 80,602
                                                      ========       ========         =======         ========          ========

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                     For the six months ended June 30, 2003
                                 (in thousands)


                                                                    GUARANTOR      NON-GUARANTOR                          TOTAL
                                                       PARENT       SUBSIDIARY     SUBSIDIARIES     ELIMINATIONS       CONSOLIDATED
                                                      ---------     ----------     -------------    ------------       ------------
     REVENUES:
       Local services                                 $    --        $282,797         $14,330         $  (4,589)         $292,538
       Long distance services                              --          49,798          16,945               (63)           66,680
       Access services                                     --         162,027              --            (2,298)          159,729
       Cellular services                                   --          94,029              --                --            94,029
       Paging services                                     --             803              --                --               803
       Directory and other services and sales              --          41,167              --            (2,837)           38,330
                                                      -------        --------         -------          --------          --------
             Total revenues                                --         630,621          31,275            (9,787)          652,109
                                                      -------        --------         -------          --------          --------
     OPERATING COSTS AND EXPENSES:
       Labor and benefits                                  --         201,420           1,592                --           203,012
       Other operating expenses                            --         222,490          20,042            (9,787)          232,745
       Voluntary separation and retirement provision       --           4,700              --                --             4,700
       Depreciation and amortization                       --         121,827           1,452                --           123,279
                                                      -------        --------         -------          --------          --------
             Total operating costs and expenses            --         550,437          23,086            (9,787)          563,736
                                                      -------        --------         -------          --------          --------

     OPERATING INCOME                                      --          80,184           8,189               --             88,373

     OTHER INCOME (EXPENSE), net                       99,207         (22,658)             94          (100,307)          (23,394)
                                                      -------        --------         -------          --------          --------

     INCOME BEFORE INCOME TAX                          99,207          57,526           8,283                --            64,979

     INCOME TAX EXPENSE                                    --          21,113           3,188          (100,037)           24,301
                                                      -------        --------         -------          --------          --------

     INCOME BEFORE CUMULATIVE EFFECT                   99,207          36,413           5,095          (100,037)           40,678

     CUMULATIVE EFFECT OF ACCOUNTING CHANGE,
         net of income tax of $40,672                      --          58,529              --                --            58,529
                                                      -------        --------         -------          --------          --------
     NET INCOME                                       $99,207        $ 94,942         $ 5,095         $(100,037)          $99,207
                                                      =======        ========         =======         =========           =======


                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                     For the six months ended June 30, 2002
                                 (in thousands)

                                                                    GUARANTOR      NON-GUARANTOR                          TOTAL
                                                       PARENT       SUBSIDIARY     SUBSIDIARIES     ELIMINATIONS       CONSOLIDATED
                                                      ---------     ----------     -------------    ------------       ------------
     REVENUES:
       Local services                                 $     --       $278,863        $12,412        $   (4,830)         $286,445
       Long distance services                               --         70,750          4,503              (268)           74,985
       Access services                                      --        169,553             --            (5,416)          164,137
       Cellular services                                    --         85,816             --              (815)           85,001
       Paging services                                      --          3,286             --                 1             3,287
       Directory and other services and sales               --         46,666             --            (6,438)           40,228
                                                      --------       --------        -------        ----------          --------
             Total revenues                                 --        654,934         16,915           (17,766)          654,083
                                                      --------       --------        -------        ----------          --------

     OPERATING COSTS AND EXPENSES:
       Labor and benefits                                   --        187,531          1,108                --           188,639
       Other operating expenses                             --        217,178         10,675           (17,766)          210,087
       Early retirement provision                           --             --             --                --                --
       Depreciation and amortization                        --        131,440          1,534                --           132,974
                                                      --------       --------        -------        ----------          --------
             Total operating costs and expenses             --        536,149         13,317           (17,766)          531,700
                                                      --------       --------        -------        ----------          --------

     OPERATING INCOME                                       --        118,785          3,598                --           122,383
                                                      --------       --------        -------        ----------          --------

     OTHER INCOME (EXPENSE), net                       103,606        (24,550)            (1)         (104,266)          (25,211)
                                                      --------       --------        -------        ----------          --------

     INCOME BEFORE INCOME TAX                          103,606         94,235          3,597          (104,266)           97,172

     INCOME TAX BENEFIT (EXPENSE)                           --          7,973         (1,539)               --             6,434
                                                      --------       --------        -------        ----------          --------
     NET INCOME                                       $103,606       $102,208        $ 2,058         $(104,266)         $103,606
                                                      ========       ========        =======         =========          ========

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                     For the six months ended June 30, 2003
                                 (in thousands)

                                                                         GUARANTOR      NON-GUARANTOR       TOTAL
                                                            PARENT       SUBSIDIARY     SUBSIDIARIES     CONSOLIDATED
                                                           ---------     ----------     -------------    ------------
CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES:                                      $   (201)      $152,089         $1,146          $153,034
                                                           --------       --------         ------          --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures, including removal costs                  --        (69,049)          (286)          (69,335)
  Net salvage on retirements                                     --            364           (181)              183
  Proceeds from sale of building                                 --          6,000             --             6,000
                                                           --------       --------         ------          --------
      Net cash used in investing activities                      --        (62,685)          (467)          (63,152)
                                                           --------       --------         ------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Due to Parent Company                                          --             --             --                --
  Capital contribution                                       40,000             --             --            40,000
  Net repayments of short-term debt, including
    capital leases                                           75,682)          (101)            --           (75,783)
  Borrowings of long-term debt                                   --             --             --                --
  Dividends paid                                            (68,125)            --             --           (68,125)
  Borrowings/(repayments) intercompany loans                103,994       (103,994)            --                --
  Cash transferred from an affiliate                             --             --             --                --
                                                           --------       --------         ------          --------
    Net cash provided by (used in) financing activities         187       (104,095)            --          (103,908)
                                                           --------       --------         ------          --------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS            (14)       (14,691)           679           (14,026)
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                                       1         27,009          6,657            33,667
                                                           --------       --------         ------          --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                      (13)        12,318          7,336            19,641
                                                           ========       ========         ======          ========

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                     For the six months ended June 30, 2002
                                 (in thousands)

                                                                         GUARANTOR      NON-GUARANTOR       TOTAL
                                                            PARENT       SUBSIDIARY     SUBSIDIARIES     CONSOLIDATED
                                                           ---------     ----------     -------------    ------------
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES            $    (15)      $ 78,331       $    496          $ 78,812
                                                           --------       --------       --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures, including removal costs                  --        (85,291)           (64)          (85,355)
  Net salvage on retirements                                     --            956           (201)              755
                                                           --------       --------       --------          --------
    Net cash used in investing activities                        --        (84,335)          (265)          (84,600)
                                                           --------       --------       --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Capital contribution                                       40,000             --             --            40,000
  Net (repayments) of short-term debt, including
    capital leases                                         (185,371)           (92)            --          (185,463)
  Borrowings of long-term debt                              150,000             --             --           150,000
  Dividends paid                                            (12,609)            --             --           (12,609)
  Borrowings/(repayments) intercompany loans                  7,995         (7,995)            --                --
                                                           --------       --------       --------          --------
    Net cash Provided (used in) financing activities             15         (8,087)            --            (8,072)
                                                           --------       --------       --------          --------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS             --        (14,091)           231           (13,860)
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                                      --         32,591          2,206            34,797
                                                           --------       --------       --------          --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $     --       $ 18,500       $  2,437          $ 20,937
                                                           ========       ========       ========          ========

18.  CONTINGENCIES AND REGULATORY AND OTHER MATTERS

     The Company is a defendant in various legal matters arising in the ordinary course of business. Management, after consultation with legal counsel, believes at this time that the resolution of these matters will not have a material adverse effect on the Company's financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Regulatory and Other Matters" for more information regarding legal and regulatory matters, including a regulatory dispute regarding intra-island access fees charged to long distance carriers.

     In connection with the privatization of the Company, PRTA agreed to indemnify, defend and hold the Company harmless from specified litigation in excess of $50 million in the aggregate, including one environmental matter.

     The Company is regulated by the FCC for inter-state wireline services and by the Puerto Rico Telecommunications Board ("TRB") for intra-island wireline services.

     The Company has an agreement for the implementation of a traffic polling and billing software system for its wireline operations. While the traffic polling portion has been implemented, the billing portion of the project has been behind schedule. Management has determined to abandon the billing portion of the software system. As of June 30, 2003 $32.3 million in capitalized costs for software and labor related to the billing portion was written off and included in operating expenses during the second quarter of 2003. Management is discussing a satisfactory resolution of this contract with the provider of the system.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     In this report, the Company has made forward-looking statements. These statements are based on the Company's estimates and assumptions and are subject to certain risks and uncertainties. Forward-looking statements include information concerning possible or assumed future results of operations, as well as those statements preceded or followed by the words "anticipates," "believes," "estimates," "expects," "hopes," "targets" or similar expressions.

     Future results could be affected by subsequent events and could differ materially from those expressed in the forward-looking statements. If future events and actual performance differ from the Company's assumptions, the actual results could vary significantly from the performance projected in the forward-looking statements.

     The following important factors could affect future results and could cause those results to differ materially from those expressed in the forward-looking statements: (1) materially adverse changes in economic conditions in Puerto Rico; (2) material changes in available technology; (3) the final resolution of regulatory initiatives and proceedings, including arbitration proceedings pertaining to, among other matters, the terms of interconnection, access charges, universal service, unbundled network elements and resale rates; (4) changes in the Company's accounting assumptions that may be required by regulatory agencies, including the SEC, or that result from changes in the accounting rules or their application, which could result in an impact on earnings; and (5) the extent, timing, success and overall effects of competition from others in the Puerto Rico telecommunications service industry.

CRITICAL ACCOUNTING POLICIES

GENERAL

     The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's unaudited condensed consolidated financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.

     The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported interim amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on going basis, the Company evaluates its estimates, including those related to bad debts, intangible assets, income taxes, financing operations, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its condensed consolidated financial statements.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

     The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Because of uncertainties inherent in the estimation process, the Company's estimate of losses and the related allowance may change. The Company does not depend on any single customer for its business.

DEFERRED TAXES

     The Company uses an asset and liability approach in accounting for income taxes in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes." Deferred tax assets and liabilities are established for temporary differences between the way certain income and expense items are reported for financial reporting and tax purposes.

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

     The Company's depreciation expense is based on the composite group remaining life method and straight-line composite rates. This method provides for the recognition of the cost of the remaining net investment in telephone plant over the remaining asset lives. This method also requires a periodic evaluation of the average remaining useful lives related to the expected recoverability of the carrying value of assets based on changes in technology, environmental factors, the federal and local regulatory environment, and other competitive forces. Effective July 1, 2002, the Company changed its accounting estimates relating to depreciation resulting from a detailed review of the lives underlying the depreciation rates. The rate changes reflect expected useful lives resulting from the impact of technology and future competition as well as more closely approximating the assumptions used by other telephone companies. These charges resulted in decreasing depreciation expense by approximately $6 million for the second half of 2002 and $6 million for the six months ended June 30, 2003. Refer to Note 5 to the condensed consolidated financial statements for further details.

RESULTS OF OPERATIONS

     The Company has two reportable segments, Wireline and Wireless. See Note 16 to the condensed consolidated financial statements for additional information on the Company's segments. Reclassifications of prior years' data have been made to conform to the 2003 presentation.

     The  Wireline segment consists of:

o Local services, including basic voice, telephone and telecommunications equipment rentals, value-added services, high-speed private line services, Internet access and public phone service;

o Long distance services including direct dial on-island and off-island, operator assisted calls, prepaid calling card and high-speed private line services;

o Access services to long distance carriers, competitive local exchange carriers, and cellular and paging operators to originate and terminate calls on the Company's network;

o    Directory publishing rights revenues; and

o Telecommunication equipment sales and billing and collection services to competing long distance operators in Puerto Rico.

     The Wireless segment consists of:

o    Cellular services; and

o    Wireless equipment sales.

REVENUES

                                           THREE MONTHS ENDED JUNE 30,               SIX MONTHS ENDED JUNE 30,
                                      --------------------------------------  --------------------------------------
                                             2003                2002                2003                 2002
                                      -------------------  -----------------  -------------------  -----------------
                                                (DOLLARS IN MILLIONS)                  (DOLLARS IN MILLIONS)
    WIRELINE:
    Local                              $148        44%     $145        43%      $293        45%      $287        44%
    Long Distance                        34        10        36        11         67        10         75        11
    Network Access                       78        25        83        25        160        25        164        25
    Directory and Other                  22         6        23         7         32         5         36         5
                                       ----      ----      ----       ---       ----       ---       ----       ---

       Total Wireline                  $282        85%      287        86%       552        85%       562        85%
                                       ----      ----      ----       ---       ----       ---       ----       ---

    WIRELESS:
    Postpaid Cellular                  $ 40        12        36        11         80        12         72        11
    Prepaid Cellular                      7         2         7         2         14         2         13         2
                                       ----      ----      ----       ---       ----       ---       ----       ---
       Total Cellular                    47        14        43        13         94        14         85        13
    Paging                               --        --         1        --         --        --          3         1
    Wireless Equipment                    3         1         2         1          6         1          4         1
                                       ----      ----      ----       ---       ----       ---       ----       ---

      Total Wireless                     50        15%       46        14%       100        15%        92        15%
                                       ----      ----      ----       ---       ----       ---       ----       ---

      Revenues                         $332       100%     $333       100%      $652       100%      $654       100%
                                       ====      ====      ====       ===       ====       ===       ====       ===

EXPENSES AND CHARGES

                                                          THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                                          ---------------------------    -------------------------
                                                               2003          2002           2003           2002
                                                          -------------   -----------    ---------      ----------
                                                             (DOLLARS IN MILLIONS)        (DOLLARS IN MILLIONS)
           WIRELINE:

           Labor and benefits                                   $    92       $    82        $   187      $    172
           Other operating expenses                                 105            81            174           160
                                                                -------       -------        -------      --------
              Total Wireline                                        197           163            361           332

           WIRELESS:

           Labor and benefits                                         8             8             16      $     16
           Other operating expenses                                  31            23             59            50
                                                                -------       -------        -------      --------
              Total Wireless                                         39            31             75            66
                                                                -------       -------        -------      --------

           OPERATING COSTS AND EXPENSES                             236           194            436           398
                                                                -------       -------        -------      --------

           OTHER:

           Voluntary separation and retirement provision              3      $     --              5      $     --
           Depreciation and amortization                             63            67            123           133
           Interest expense and others                               13            11             24            25
           Equity income in joint venture                            --            --             (1)           (1)
           Minority interest in consolidated subsidiary              --            --              1             1
           Income tax (benefit) expense                               6           (20)            24            (6)
           Cumulative effect of accounting change                    --            --            (59)           --
                                                                -------       -------        -------      --------
           Net income                                           $    11       $    81        $    99      $    104
                                                                =======       =======        =======      ========

OPERATING DATA

                                                              THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                   JUNE 30,                     JUNE 30,
                                                              -------------------           -----------------
                                                                2003        2002              2003      2002
                                                              --------     ------           -------    ------
           Access Lines in Service (000's):
               Residential                                       953         961               953        961
               Business                                          297         308               297        308
                                                               -----       -----             -----      -----
           Total                                               1,250       1,269             1,250      1,269

           Cellular Customers (000's):
               Postpaid                                          233         213               233        213
               Prepaid                                           120         112               120        112
                                                               -----       -----             -----      -----
           Total                                                 353         325               353        325

           Postpaid Cellular Average Revenue per Unit
           (ARPU)                                              $  52       $  53             $  52      $  53
           Prepaid Cellular ARPU                                  20          20                20         20
           Combined Cellular ARPU                                 41          42                41         42


      QUARTER ENDED JUNE 30, 2003 COMPARED WITH QUARTER ENDED JUNE 30, 2002

    REVENUES.

        Revenues for the quarter ended June 30, 2003 decreased $1 million, to $332 million from $333 million for the same 2002 period.

    WIRELINE:

         Wireline revenues include local service, network access, long distance, directory revenues and other services. Wireline revenues for the quarter ended June 30, 2003 decreased $5 million, or 2%, to $282 million from $287 million for the same 2002 period.

         Local service revenues include basic voice, telephone and telecommunications equipment rental, value-added services, high-speed private line services, Internet access, and public phone service. Local service revenues for the quarter ended June 30, 2003 increased $3 million to $148 million from $145 million for the same 2002 period. The increase is due to higher local data services. The increase in local data services was mainly driven by an increase in Internet access revenues, DSL and frame relay revenues of $3 million.

         Long distance revenues include direct dial on-island and off-island, operator-assisted calls, prepaid calling cards and on-island private line revenues. Long distance revenues decreased $2 million, or 6%, to $34 million for the quarter from $36 million for the same 2002 period. The decrease was mainly due to a decrease in intra-island long distance revenues of $2 million and a decrease in on-island private line revenues of $2 million offset by an increase of $2 million for off-island long distance revenues. Intra-island long distance revenues have decreased mainly due to customer traffic migration to the cellular network and general economic conditions.

         Network access revenues include services provided to long distance carriers, competitive local exchange carriers, and cellular and paging operators to originate and terminate calls on the Company's network. These revenues for the quarter decreased $5 million, or 6%, to $78 million compared to $83 million for the same 2002 period. The decrease was driven by lower intra-island access revenues of $3 million coupled with lower carrier common line access revenues of $3 million that were partially offset by higher subscriber line charges of $2 million resulting from a rate increase in July 2002.

         Directory and other revenues include directory publishing rights, telecommunications equipment rental and billing and collection services to competitor long distance operators. Directory and other revenues for the quarter ended June 30, 2003 decreased $1 million, or 4%, to $22 million, from $23 million for the quarter ended June 30, 2002. The decrease was mainly due to a decrease in directory publishing rights of $2 million resulting from the change in accounting principle in directories from the point of publication method to the amortization method. In addition, billing and collection services decreased by $1 million, reflecting a decrease in long distance traffic from carriers, partially offset by an increase of $2 million in wireline equipment sales.

    WIRELESS:

         Revenues from cellular and paging services and related equipment sales for the quarter ended June 30, 2003 increased $4 million, or 9%, to $50 million from $46 million for the comparable 2002 period. Cellular service revenues increased $4 million, or 9%, to $47 million from $43 million in the quarter ended June 30, 2002. This was primarily the result of an increase of 28,000 cellular customers compared to the quarter ended June 30, 2002 due to attractive price plans and the implementation of a marketing strategy to align the Company's product and service offerings with those of Verizon Wireless in the U.S.

         Paging revenues declined $1 million for the quarter ended June 30, 2003. The decrease was related to a complete reduction of paging customers. The Company entered into an agreement to sell its paging division and received approval from the FCC of the negotiated agreement in July 2003. The Company is awaiting the expiration of a 30-day publication notice period before closing, which is expected to occur in August 2003. Management believes that this transaction will not have a material effect on its results of operations and financial condition.

         Wireless equipment sales increased $1 million, or 50%, to $3 million for the quarter ended June 30, 2003 from $2 million for the comparable 2002 period. This increase is a result of the increase in customers who subscribed for wireless services in 2003.

         OPERATING COSTS AND EXPENSES. Operating costs and expenses for the quarter ended June 30, 2003 increased $42 million, or 22%, to $236 million from $194 million reported for the second quarter in 2002.

    WIRELINE:

         Wireline expenses for the quarter ended June 30, 2003 increased $34 million, or 21%, to $197 million from the $163 million reported for the quarter ended June 30, 2002.

          Labor and benefit expenses increased $10 million, or 12%, to $92 million from $82 million reported for the quarter ended June 30, 2002, mainly due to increases in pension and other post-employment benefits ("OPEBs") expense recognition of $10 million, which resulted from a decrease in the rate of return on plan assets in addition to a decrease in the discount rate, reflective of a softening economy.

         Other operating expenses of $105 million for the quarter ended June 30, 2003, increased $24 million, or 30%, compared to the same 2002 period. The increase is primarily due to cancelled capital projects of $29 million, which is mainly the result of the write-off of the billing software system abandoned by the Company (an additional $3 million write-off is included as interest). This increase was partially offset by a decrease in interconnection charges of $5 million that resulted from a decrease in rates.

    WIRELESS:

         Wireless expenses for the quarter ended June 30, 2003 increased $8 million, or 26%, to $39 million from the $31 million reported for the quarter ended June 30, 2002.

         Labor and benefit expenses remained constant at $8 million for the quarter ended June 30, 2003 and 2002.

         Other operating expenses increased $8 million, or 35%, to $31 million from the $23 million reported for the comparable 2002 period. The increase was due to a higher subsidy on equipment sales of $3 million, the absence of a gain on sale of land of $3 million recognized during quarter ended June 30, 2002 and higher network management fees of $1 million.

         VOLUNTARY SEPARATION AND RETIREMENT PROVISIONS. During the second quarter of 2003, 191 union employees accepted a combined voluntary separation program and retirement program offered by the Company that closed on June 20, 2003 and June 30, 2003, respectively, which resulted in a provision of $3.3 million.

         DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense of $63 million for the quarter ended June 30, 2003 was $4 million lower than for the comparable 2002 period. The decrease in depreciation and amortization expense is mainly due to a change in wireline depreciation rates, which became effective July 1, 2002, reducing depreciation expense by $3 million for the quarter ended June 30, 2003, and the adoption of SFAS No. 143, effective January 1, 2003, which required the exclusion of the costs of removal from the Company's depreciation rates for assets for which the removal costs exceed salvage value. The impact of this change in accounting principle resulted in a decrease in depreciation expense of $3 million. This depreciation was partially offset by higher gross plant balances.

         INTEREST EXPENSE. Interest expense of $13 million for the quarter ended June 30, 2003 was $2 million higher than for the comparable 2002 period, as a result of a lower capitalized interests of $3 million, which is mainly due to the write-off of $32 million for the billing software system abandoned by the Company.

         EQUITY INCOME FROM JOINT VENTURE. Equity income from joint venture remained constant for the quarter ended June 30, 2003 and 2002. The equity income arises from the Company's approximate 24% interest in VISI, the largest yellow page publishing company in Puerto Rico.

         INCOME TAXES. A $6 million tax provision for the quarter ended June 30, 2003 reflects a 38% effective tax rate. The difference between the effective and the statutory tax rate of 39% equates to $1 million, primarily reflecting permanent differences related to interest accretion on the PRTA subscription receivable. The increase of $26 million when compared to the $20 million benefit reported for the quarter ended June 30, 2002 was due to the recognition of a $42 million deferred tax benefit resulted from the merger of Verizon Wireless into PRTC on May 1, 2002. (See note 1)

   SIX MONTHS ENDED JUNE 30, 2003 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2002

    REVENUES.

         Revenues for the six months ended June 30, 2003 decreased $2 million, to $652 million from $654 million for the same 2002 period.

    WIRELINE:

         Wireline revenues include local service, network access, long distance, directory revenues and other services. Wireline revenues for the six months ended June 30, 2003 decreased $10 million, or 2%, to $552 million from $562 million for the same 2002 period.

         Local service revenues include basic voice, telephone and telecommunications equipment rental, value-added services, high-speed private line services, Internet access, and public phone service. Local service revenues for the six months ended June 30, 2003 increased $6 million to $293 million from $287 million for the same 2002 period. The increase is due to higher local voice services in addition to local data services. The increase in local voice services was mainly driven by an increase in directory assistance revenues of $1 million and in deferred activation and installation revenues of $3 million. The increase in local data services was mainly driven by an increase in Internet access revenues of $2 million.

         Long distance revenues include direct dial on-island and off-island, operator-assisted calls, prepaid calling cards and on-island private line revenues. Long distance revenues decreased $8 million, or 11%, to $67 million for the six months ended June 30, 2003 from $75 million for the same 2002 period. The decrease was mainly due to a decrease in intra-island long distance revenues of $7 million and a decrease in on-island private line revenues of $4 million, partially offset by an increase of $3 million in off-island long distance revenues. Intra-island long distance revenues have decreased mainly due to customer traffic migration to the cellular network and general economic conditions.

         Network access revenues include services provided to long distance carriers, competitive local exchange carriers, and cellular and paging operators to originate and terminate calls on the Company's network. These revenues for the six months ended June 30, 2003 decreased $4 million, or 2%, to $160 million compared to $164 million for the same 2002 period. The decrease was driven by lower intra-island access revenues of $7 million coupled with lower carrier common line access revenues of $1 million that were partially offset by higher subscriber line charges of $4 million resulting from a rate increase in July 2002.

         Directory and other revenues include directory publishing rights, telecommunications equipment rental and billing and collection services to competitor long distance operators. Directory and other revenues for the six months ended June 30, 2003 decreased $4 million, or 11%, to $32 million, from $36 million for the six months ended June 30, 2002. The decrease was mainly due to a decrease in directory publishing rights of $2 million resulting from the change in accounting principle in directories from the point-of-publication method to the amortization method. In addition, billing and collection services and other services to carriers decreased by $2 million, as a result of a decrease in long distance traffic from carriers.

    WIRELESS:

         Revenues from cellular and paging services and related equipment sales for the six months ended June 30, 2003 increased $8 million, or 9%, to $100 million from $92 million for the comparable 2002 period. Cellular service revenues increased $9 million, or 11%, to $94 million from $85 million in the six months ended June 30, 2002. This was primarily the result of an increase of 28,000 cellular customers in comparison with the six months ended June 30, 2002 due to attractive price plans and the implementation of a marketing strategy to align the Company's product and service offerings with those of Verizon Wireless in the U.S.

         Paging revenues declined $3 million for the six months ended June 30, 2003. The decrease was related to a complete reduction of paging customers. The Company entered into an agreement to sell its paging division and received approval from the FCC of the negotiated agreement in July 2003. The Company is awaiting the expiration of a 30-day publication notice period before closing, which is expected to occur in August 2003. Management believes that this transaction will not have a material effect on its results of operations and financial condition.

         Wireless equipment sales increased $2 million, or 50%, to $6 million for the six months ended June 30, 2003 from $4 million for the comparable 2002 period. This increase is a result of the increase in customers who subscribed for wireless services in 2003.

    OPERATING COSTS AND EXPENSES. Operating costs and expenses for the six moths ended June 30, 2003 increased $38 million, or 10%, to $436 million from $398 million reported for the second period in 2002.

    WIRELINE:

         Wireline expenses for the six months ended June 30, 2003 increased $29 million, or 9%, to $361 million from the $332 million reported for the six months ended June 30, 2002.

          Labor and benefit expenses increased $15 million, or 9%, to $187 million from $172 million reported for the six months ended June 30, 2002, mainly due to increases in OPEBs expense recognition of $20 million, which resulted from a decrease in the rate of return on plan assets in addition to a decrease in the discount rate, reflective of a softening economy. These increases were partially offset by a decrease in contractor expenses of $4 million and overtime of $1 million as part of cost-constraint measures taken.

         Other operating expenses of $174 million for the six months ended June 30, 2003, increased $14 million, or 9%, compared to the same 2002 period. The increase is primarily due to cancelled capital projects of $29 million, which is mainly due to the write-off for the billing software system abandoned by the Company (an additional $3 million write-off is included as interest). This increase was partially offset by a decrease in interconnection charges of $15 million that resulted from an interconnection settlement agreement coupled with a decrease in rates.

    WIRELESS:

         Wireless expenses for the six months ended June 30, 2003 increased $9 million, or 14%, to $75 million from the $66 million reported for the six months ended June 30, 2002.

         Labor and benefit expenses remained constant at $16 million for the six months ended June 30, 2003 and 2002.

         Other operating expenses increased $9 million, or 2%, to $59 million from the $50 million reported for the comparable 2002 period. The increase was due to a higher subsidy on equipment sales of $4 million, the absence of a gain on the sale of land of $3 million recognized during the six months ended June 30, 2002 and higher commission and rent expenses of $2 million.

         VOLUNTARY SEPARATION AND RETIREMENT PROVISIONS. In January 2003, 29 qualified management employees accepted the voluntary separation program offered by the Company in December 2002, which resulted in a provision of $1.4 million. During the second quarter of 2003, 191 union employees accepted a combined voluntary separation program and retirement program offered by the Company that closed on June 20, 2003 and June 30, 2003, respectively, which resulted in an additional provision of $3.3 million.

         DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense of $123 million for the six months ended June 30, 2003 was $10 million lower than for the comparable 2002 period. The decrease in depreciation and amortization expense is mainly due to a change in wireline depreciation rates, which became effective July 1, 2002, reducing depreciation expense by $6 million for the six months ended June 30, 2003, and the adoption of SFAS No. 143, effective January 1, 2003, which required the exclusion of the costs of removal from the Company's depreciation rates for assets for which the removal costs exceed salvage value. The impact of this change in accounting principle resulted in a decrease in depreciation expense of $6 million. This decrease was partially offset by higher gross plant balances.

         INTEREST EXPENSE. Interest expense of $24 million for the six months ended June 30, 2003 was $1 million lower than for the same 2002 period as a result of lower interest rates and debt balances.

         EQUITY INCOME FROM JOINT VENTURE. Equity income from joint venture remained constant at $1 million for the six months ended June 30, 2003 and 2002. This equity income arises from the Company's approximate 24% interest in VISI, the largest yellow page publishing company in Puerto Rico.

         MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY. A $1 million minority interest included in the Company's results of operations for the six months ended June 30, 2003 represents the minority share of Popular, Inc.'s 33% investment in Coqui.net.

         INCOME TAXES. A $24 million tax provision for the six months ended June 30, 2003 reflects a 38% effective tax rate. The difference between the effective and the statutory tax rate of 39% equates to $1 million, primarily reflecting permanent differences related to interest accretion on the PRTA subscription receivable. The increase of $30 million when compared to the $6 million benefit reported for the six months ended June 30, 2002 was due to the recognition of a $42 million deferred tax benefit that resulted from the merger of Verizon Wireless into PRTC on May 1, 2002. (See note 1)

         CUMULATIVE EFFECT OF ACCOUNTING CHANGE. Under the provisions of SFAS No. 143, the Company is required to exclude costs of removal from the Company's depreciation rates for assets for which the removal costs exceed salvage. Accordingly, in connection with the initial adoption of this standard on January 1, 2003, the Company has reversed accrued costs of removal in excess of salvage value from the Company's accumulated depreciation accounts for these assets. The adjustment was recorded as a cumulative effect of an accounting change, resulting in the recognition of an estimated non-cash gain of $117 million ($71 million after tax). Effective January 1, 2003, the Company began expensing costs of removal in excess of salvage value for these assets as incurred.

         Effective January 1, 2003, the Company changed its method of accounting for directory-publishing revenues and related expenses from the point-of-publication method to the amortization method. Although both methods fully comply with accounting principles generally accepted in the United States, the change was made because the amortization method is becoming the industry standard. The cumulative effect of applying this accounting change to prior years is recognized as of January 1, 2003 as a one-time, non-cash loss of $17 million ($13 million, after tax).

]

LIQUIDITY AND CAPITAL RESOURCES

CONSOLIDATED FINANCIAL CONDITION

   SIX MONTHS ENDED JUNE 30, 2003 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2002

                                             SIX MONTHS ENDED JUNE 30,
                                         -----------------------------------
                                         2003           2002          CHANGE
                                         ----           ----          ------
                                               (DOLLARS IN MILLIONS)
        Cash provided by (used in):
          Operations                    $153            $79            $74
          Investing                      (63)           (85)            22
          Financing                     (104)            (8)           (96)


OVERALL LIQUIDITY ASSESSMENT

         The Company believes that cash from operations is sufficient to meet working capital needs. Current assets exceeded current liabilities at June 30, 2003 by $39 million. We believe our sources of funds, from operations and from readily available external financing arrangements, are sufficient to meet ongoing operating, financing and investing requirements. We expect that presently foreseeable capital requirements will continue to be financed through internally generated funds.

         We have an undrawn $400 million revolving credit facility maturing in March 2004, as well as a $40 million working capital credit facility, maturing in June 2004. At June 30, 2003, the Company had no outstanding balance under the working capital credit facility. An aggregate principal amount of $300 million of the Company's senior notes matured on May 15, 2002. During the year ended December 31, 2002, we refinanced these notes and the related interest payment through the issuance of new term loans totaling $225 million.

OPERATIONS

         Cash from operations continued to be our primary source of funds. The increase in cash from operations of $74 million for the six months ended June 30, 2003 as compared to the same period in 2002 was primarily due to lower voluntary separation payments of $12 million, lower management fee and royalties disbursements of $4 million, higher interconnection agreement collections of $16 million, and higher accured pension and OPEBs of $20 million.

         The Company offered a voluntary separation program to qualified management employees during the fourth quarter of 2002. Eight qualified management employees accepted, and the Company recorded a $0.5 million non-cash provision. In January 2003, an additional 29 qualified management employees accepted the voluntary separation program representing an additional expense of $1.4 million recorded in first quarter of 2003. During the second quarter of 2003, 191 union employees accepted a combined voluntary separation program and retirement program offered by the Company that closed on June 20, 2003 and June 30, 2003, respectively, which resulted in an additional provision of $3.3 million.

INVESTING

         Net cash used in investing activities for the six moths ended June 30, 2003 was $63 million compared to $85 million for the same period in 2002. The decrease in cash used in investing activities of $22 million is mainly due to a decrease in capital expenditures and costs of removal. Effective January 1, 2003, under SFAS No. 143, costs of removal are expensed when incurred.

         The capital expenditure program for 2002 amounted to $205 million, which was financed from internally generated funds. The decrease in capital expenditures during 2003 is partially due to decreased spending on specific software projects, as well as a general decrease in spending as the Company aligned its capital spending with softening demand for new wireline service.

         We have invested approximately $1,001 million from the date of the acquisition through June 30, 2003 to expand and enhance our networks. In 2003, we expect to make up to approximately $185 million in capital expenditures.

FINANCING

         Financing debt outstanding, excluding capital leases, decreased $76 million for the six months ended June 30, 2003 and $265 million for the six months ended June 30, 2002. Borrowings under bank loans, working capital facilities and commercial paper decreased from $323 million at December 31, 2002 to $247 million at June 30, 2003 and increased from $194 million at December 31, 2001 to $459 million at June 30, 2002.

         During 2002, the Company refinanced $300 million of senior notes, which matured on May 15, 2002, with new term credit agreements with four banks. The aggregate principal amount of the term loans is $225 million, with maturities ranging from two to three years, bearing interest at 60 to 100 basis points over LIBOR.

         In the Acquisition, PRTA agreed to contribute cash or stock worth a total of $200 million as a capital contribution in five equal $40 million installments over five years beginning on March 2, 2000 to partially fund its underfunded pension and other post-employment benefit obligations. In March 2003, $40 million was received in cash from PRTA for the fourth installment. See
Note 14 to the condensed consolidated financial statements.

         The shareholders' agreement requires the payment of dividends equal to at least 50% of net income, payable quarterly to the extent funds are legally available. For the six months ended June 30, 2002, the Company paid dividends of $13 million corresponding to the first quarter of 2002 and the fourth quarter of 2001. For the six months ended June 30, 2003, the Company paid dividends amounting to $68 million corresponding to the first quarter of 2003 and the fourth quarter of 2002. The senior note indentures and credit facility agreements do not contain restrictions on the payment of dividends.


CONTRACTUAL OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS

    CONTRACTUAL OBLIGATIONS &
    OTHER COMMERCIAL COMMITMENTS:                                             PAYMENTS DUE IN PERIOD
                                                    --------------------------------------------------------------------------
    (in Thousands)                                  Total      2003       2004       2005        2006       2007     Thereafter
                                                    -----      ----       ----       ----        ----       ----     ----------
    Long Term Debt, including interest               $713        $--        $--        $--        $413        $--        $300
      rate swap
    Term Credit Facilities                            225         --        100        125          --         --          --
    Pension Benefit Obligations (1)                   476         73         95        111         108         89          --
    Operating Leases                                   45         11          8          6           4          3          13
    Capital Lease Obligations                           1          1         --         --          --         --          --
                                                   ------        ---       ----       ----        ----        ---        ----
    Total                                          $1,460        $85       $203       $242        $525        $92        $313
                                                   ======        ===       ====       ====        ====        ===        ====

_______________________

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

         At this moment, the Company can not predict when the Court will act on the matter.

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

         On October 25, 2002, plaintiffs filed a motion requesting class certification. The plaintiffs filed on November 22, 2002, a voluntary request for dismissal as to some plaintiffs. On December 19, 2002, PRTC filed its answer to the amended complaint. On February 18, 2003, PRTC filed its respective opposition to plaintiff's motion for class certification. On April 4, 2003, the Court issued a partial order granting the voluntary dismissals. On this same date, the Court issued an Order scheduling a hearing for May 20, 2003 in order to discuss the request and opposition for class certification. At said hearing, the Judge denied the petition for certification of class suit or complex case and ordered the plaintiffs to submit on or by June 4, 2003, their respective position towards said decision and their new legal action, if any will be taken, against PRTC. On June 2, 2003, plaintiffs submitted a motion requesting the voluntary dismissal without prejudice. On June 11, 2003, the Court issued an Order dismissing the case without prejudice.

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

P.R. DEPARTMENT OF EDUCATION ("PRDOE") DEBT

         On June 30, 2003, PRTC filed before the Superior Court of P.R. a complaint against the PRDOE seeking collection of monies for $31 million due for services rendered under the E-Rate Federal Program from 1999 to June 30, 2003. At present, the PRDOE outstanding debt to PRTC amounts to $34 million. PRTC will proceed to amend the complaint to reflect the proper amount owed. From the amount claimed, 89% would be paid by the School & Libraries Division ("SLD") if the funding for years 4 and 5 are released.

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

MESSAGE PROCESSING AND BILLING SYSTEM

         The Company has an agreement for the implementation of a traffic polling and billing software system for its wireline operations. While the traffic polling portion has been implemented, the billing portion of the project has been behind schedule. Management has determined to abandon the billing portion of the software system. As of June 30, 2003 $32.3 million in capitalized costs for software and labor related to the billing portion was written off and included in operating expenses during the second quarter of 2003. Management is discussing a satisfactory resolution of this contract with the provider of the system.


RECENT ACCOUNTING PRONOUNCEMENTS

Refer to Note 4 to the condensed consolidated financial statements in Item 1 (Part 1) of this Form 10-Q for disclosure on recent accounting pronouncements.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE SENSITIVITY

         We are exposed to market risk in the normal course of business, resulting primarily from interest rate changes on our senior notes and interest rate swap agreements.

         The following table summarizes the fair value of our senior notes and interest rate swaps at June 30, 2003 and December 31, 2002 and provides a sensitivity analysis of the fair values of these instruments assuming a 100 basis point increase or decrease in the yield curve. The sensitivity analysis does not include the fair values of our floating-rate debt since it is not significantly affected by changes in market interest rates.

                                                                                   FAIR VALUE
                                                                              AT 100 BASIS POINTS
                                                                           ------------------------
                                           BOOK VALUE     FAIR VALUE       INCREASE        DECREASE
                                           ----------     ----------       --------        --------
                                                              (in thousands)
           June 30, 2003:

              Senior notes                $    699,820   $    787,070   $    759,166    $    816,365
              Interest rate swap                 5,317          5,317          1,294           9,406
                                          ------------   ------------   ------------    ------------
                 Total                    $    705,137   $    792,387   $    760,460    $    825,771
                                          ============   ============   ============    ============

           December 31, 2002:

              Senior notes                $    699,802   $    747,000   $    724,420    $    783,860
              Interest rate swap                 2,883          2,883            359           5,405
                                          ------------   ------------   ------------    ------------
                 Total                    $    702,685   $    749,883   $    724,779    $    789,265
                                          ============   ============   ============    ============

ITEM 4.   CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

         The Company's chief executive officer and chief financial officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of
1934), as of June 30, 2003 (Evaluation Date), that ensure that material information relating to the Company which is required to be disclosed in this report is recorded, processed, summarized and reported, within required time periods. They have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this quarterly report was being prepared.

(b) Changes in Internal Controls

         There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date, nor were there any significant deficiencies or material weaknesses in these controls requiring corrective actions. As a result, no corrective actions were taken.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company is a defendant in various legal matters arising in the ordinary course of business, including a regulatory dispute regarding intra-island access fees charged to long distance carriers. The Company, after consultation with legal counsel, believes that the resolution of these matters will not have a material adverse effect on the Company's financial position and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Regulatory and Other Matters" for more information regarding these matters.

         In connection with the privatization of the Company, PRTA agreed to indemnify, defend and hold the Company harmless for specified litigation in excess of $50 million in the aggregate, including one environmental matter.

         The Company is regulated by the FCC for inter-state wireline services and by the TRB for intra-island wireline services.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 5.  OTHER INFORMATION

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)       See Exhibits Index on page following signatures.

b)       No reports on Form 8-K were filed during the second quarter of 2003.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         TELECOMUNICACIONES DE PUERTO RICO, INC.


                                          By: /s/ JON E. SLATER
                                              ----------------------------------
                                              Name:  Jon E. Slater
                                              Title: Chief Executive Officer
                                              Date:  August 14, 2003


                                          By: /s/ WALTER C. FORWOOD
                                              ----------------------------------
                                              Name:  Walter C. Forwood
                                              Title: Chief Financial Officer
                                              Date:  August 14, 2003


                                          By: /s/ ADAIL ORTIZ
                                              ----------------------------------
                                              Name:  Adail Ortiz
                                              Title: Chief Accounting Officer
                                              Date:  August 14, 2003

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

   10.1 Shareholders' Agreement, dated as of March 2, 1999, by and among Telecomunicaciones de Puerto Rico, Inc., GTE Holdings (Puerto Rico) LLC, GTE International Telecommunications Incorporated, Popular, Inc., Puerto Rico Telephone Authority and the shareholders of Telecomunicaciones de Puerto Rico, Inc., who shall from time to time be parties thereto as provided therein. (Incorporated by reference to Exhibit 10.5 of the Company's Registration Statement filed on Form S-4 (File 333-85503)).

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

   10.29 Assignment and Acceptance agreement, dated as of December 31, 2002, relating to the $50 million 3-Year Term Credit Agreement, dated as of June 24, 2002. (Incorporated by reference to Exhibit 10.29 of the Company's Annual Report on Form 10-K for the year ended December 31, 2002 (File 333-85503)).

   10.30 Collective Bargaining Agreement between the Puerto Rico Telephone Company and the Independent Union of Telephone Employees of Puerto Rico effective from January 18, 2003 until January 17, 2006. Approved on February 13, 2003. (Incorporated by reference to Exhibit 10.30 of the Company's Annual Report on Form 10-K for the year ended December 31, 2002 (File 333-85503)).

   10.31 Second Allonge to the $90 million working capital revolving credit agreement dated as of June 30, 2003.

   18.1             Independent Auditors' Preferability Letter

   31.1 Certification of Principal Executive Officer, filed herewith.

   31.2             Certification of Principal Financial Officer, filed herewith

   32.1 Certification Required by 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.