Form 10-Q
period 2003-09-30
TELECOMUNICACIONES DE PUERTO RICO INC
filed 2003-11-14
CIK 1089357

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

               For the quarterly period ended: SEPTEMBER 30, 2003

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


                                 YES [ ] NO [X]


Telecomunicaciones de Puerto Rico, Inc. had 25 million shares of no par common stock outstanding at November 14, 2003.

================================================================================

            TELECOMUNICACIONES DE PUERTO RICO, INC. AND SUBSIDIARIES

                                     INDEX

PART I. FINANCIAL INFORMATION

    Item  1.      Financial Statements (Unaudited)                                                              3

                  Condensed Consolidated Balance Sheets--September 30, 2003 and December 31, 2002               3

                  Condensed Consolidated Statements of Operations--Three Months Ended September 30, 2003
                  and 2002; Nine Months Ended September 30, 2003 and 2002                                       4

                  Condensed Consolidated Statements of Changes in Shareholders' Equity--Nine                    5
                  Months Ended September 30, 2003 and Year Ended December 31, 2002

                  Condensed Consolidated Statements of Cash Flows--Nine Months Ended September 30,
                  2003 and 2002                                                                                 6

                  Notes to Condensed Consolidated Financial Statements                                          7

    Item  2.      Management's Discussion and Analysis of Financial Condition and Results of Operations        29

    Item  3.      Quantitative and Qualitative Disclosures About Market Risk                                   43

    Item  4.      Controls and Procedures                                                                      44

PART II. OTHER INFORMATION

    Item  1.      Legal Proceedings                                                                            45

    Item  2.      Changes in Securities and Use of Proceeds                                                    45

    Item  3.      Defaults Upon Senior Securities                                                              45

    Item  4.      Submission of Matters to a Vote of Security Holders                                          45

    Item  5.      Other Information                                                                            45

    Item  6.      Exhibits and Reports on Form 8-K                                                             45

SIGNATURES                                                                                                     46

EXHIBIT INDEX                                                                                                  47

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

            TELECOMUNICACIONES DE PUERTO RICO, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (in thousands)


                                                                    SEPTEMBER 30,     DECEMBER 31,
                                                                        2003              2002
                                                                    -------------     -------------
                                                                     (UNAUDITED)
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                      $      24,303     $      33,667
     Accounts receivable, net of allowance for doubtful accounts
     of $146,701 and $132,894 in 2003 and 2002, respectively              347,942           343,519
     Deferred income tax                                                   27,820            23,502
     Inventory and supplies, net                                           13,905            18,039
     Prepaid expenses                                                      28,819            10,876
                                                                    -------------     -------------
         Total current assets                                             442,789           429,603
PROPERTY, PLANT AND EQUIPMENT, net                                      1,572,911         1,575,334
GOODWILL                                                                  126,927           126,927
INTANGIBLES, net                                                          184,797           180,848
DEFERRED INCOME TAX                                                       271,332           285,349
OTHER ASSETS                                                              119,095           119,336
                                                                    -------------     -------------
TOTAL ASSETS                                                        $   2,717,851     $   2,717,397
                                                                    =============     =============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
      Short-term debt                                               $      68,105     $      97,932
      Other current liabilities                                           287,191           268,034
                                                                    -------------     -------------
         Total current liabilities                                        355,296           365,966
LONG-TERM DEBT, excluding current portion                                 824,918           937,035
PENSION AND OTHER POST-EMPLOYMENT BENEFITS                                590,208           590,157
OTHER NON-CURRENT LIABILITIES                                             230,676           146,634
                                                                    -------------     -------------
          Total liabilities                                             2,001,098         2,039,792
                                                                    -------------     -------------

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY                               12,683            12,229
                                                                    -------------     -------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
    Common stock                                                          703,270           703,270
    Deferred ESOP compensation                                            (27,408)          (27,408)
    Subscription receivable                                               (38,774)          (76,093)
    Retained earnings                                                     157,164           155,789
    Accumulated other comprehensive loss, net of taxes                    (90,182)          (90,182)
                                                                    -------------     -------------
          Total shareholders' equity                                      704,070           665,376
                                                                    -------------     -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $   2,717,851     $   2,717,397
                                                                    =============     =============

The accompanying notes are an integral part of these financial statements.

            TELECOMUNICACIONES DE PUERTO RICO, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                 (in thousands)


                                                           FOR THE THREE MONTHS ENDED          FOR THE NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                     SEPTEMBER 30,
                                                        -------------------------------     -------------------------------
                                                            2003               2002             2003               2002
                                                        -------------     -------------     -------------     -------------
                                                                  (UNAUDITED)                         (UNAUDITED)
REVENUES:
  Local services                                        $     142,385     $     145,508     $     434,923     $     431,953
  Long distance services                                       35,580            36,922           102,260           111,907
  Access services                                              63,697            80,181           223,426           244,318
  Cellular services                                            46,295            42,719           140,324           127,720
  Paging services                                                 223             1,080             1,026             4,367
  Directory services                                            5,050                52            14,892            12,359
  Other services and sales                                     15,606            11,946            44,094            39,867
                                                        -------------     -------------     -------------     -------------
        Total revenues                                        308,836           318,408           960,945           972,491
                                                        -------------     -------------     -------------     -------------

OPERATING COSTS AND EXPENSES:
  Labor and benefits                                          100,428            90,954           303,440           279,593
  Other operating expenses                                    175,177           104,364           407,922           314,451
  Voluntary separation and retirement provision                    --                --             4,700                --
  Depreciation and amortization                                63,851            63,827           187,130           196,801
                                                        -------------     -------------     -------------     -------------
        Total operating costs and expenses                    339,456           259,145           903,192           790,845
                                                        -------------     -------------     -------------     -------------

OPERATING INCOME (LOSS)                                       (30,620)           59,263            57,753           181,646
                                                        -------------     -------------     -------------     -------------

OTHER INCOME (EXPENSE):
  Interest expense, net                                       (18,826)          (10,833)          (42,691)          (36,536)
  Equity income from joint venture                                539               577             1,840             1,729
  Minority interest in consolidated subsidiary                   (357)             (447)           (1,187)           (1,107)
                                                        -------------     -------------     -------------     -------------
        Total other income (expense), net                     (18,644)          (10,703)          (42,038)          (35,914)
                                                        -------------     -------------     -------------     -------------

INCOME (LOSS) BEFORE INCOME TAX EXPENSE (BENEFIT)
                                                              (49,264)           48,560            15,715           145,732

INCOME TAX EXPENSE (BENEFIT)                                  (19,557)           16,708             4,744            10,274
                                                        -------------     -------------     -------------     -------------

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF ACCOUNTING
CHANGE                                                        (29,707)           31,852            10,971           135,458

CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF TAXES
OF $40,672                                                         --                --            58,529                --
                                                        -------------     -------------     -------------     -------------

NET INCOME (LOSS)                                       $     (29,707)    $      31,852     $      69,500     $     135,458
                                                        =============     =============     =============     =============

The accompanying notes are an integral part of these financial statements.

            TELECOMUNICACIONES DE PUERTO RICO, INC. AND SUBSIDIARIES

      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                 (in thousands)



                                                                                                          ACCUMULATED
                                                               DEFERRED                                      OTHER
                                                   COMMON       ESOP        SUBSCRIPTION     RETAINED    COMPREHENSIVE
                                                    STOCK    COMPENSATION    RECEIVABLE      EARNINGS         LOSS          TOTAL
                                                  ---------  -------------  -------------    ---------   -------------    ---------
BALANCE, DECEMBER 31, 2001                        $ 701,952  $     (28,793) $    (109,959)   $  53,592   $     (78,477)   $ 538,315

 Dividends paid                                          --             --             --      (68,836)             --      (68,836)
 Accretion of discount on subscription receivable        --             --         (6,134)          --              --       (6,134)
 PRTA capital contribution                               --             --         40,000           --              --       40,000
 Release of ESOP shares                               1,318          1,385             --           --              --        2,703
 Comprehensive income:
    Net income                                           --             --             --      171,033              --      171,033
    Other comprehensive loss, net of taxes:
       Minimum pension liability adjustment              --             --             --           --         (11,705)     (11,705)
                                                                                                                          ---------
 Comprehensive income                                    --             --             --           --              --      159,328
                                                  ---------  -------------  -------------    ---------   -------------    ---------

BALANCE, DECEMBER 31, 2002                        $ 703,270  $     (27,408) $     (76,093)   $ 155,789   $     (90,182)   $ 665,376
 (UNAUDITED)

Dividend Paid                                            --             --             --      (68,125)             --      (68,125)
Accretion of discount on subscription receivable         --             --         (2,681)          --              --       (2,681)
PRTA capital contribution                                --             --         40,000           --              --       40,000
Net income, for the nine months ended
    September 30, 2003                                   --             --             --       69,500              --       69,500
                                                  ---------  -------------  -------------    ---------   -------------    ---------

BALANCE, SEPTEMBER 30, 2003                       $ 703,270  $     (27,408) $     (38,774)   $ 157,164   $     (90,182)   $ 704,070
                                                  =========  =============  =============    =========   =============    =========


The accompanying notes are an integral part of these financial statements.

            TELECOMUNICACIONES DE PUERTO RICO, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)

                                                           FOR THE NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                              2003              2002
                                                          -------------    -------------
                                                                   (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                              $      69,500    $     135,458
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                               187,130          196,801
    Provision for uncollectible accounts                         55,414           51,392
    Cumulative effect of accounting change                      (58,529)              --
    Abandoned software project                                   32,262               --
    Deferred income tax                                         (35,747)         (34,225)
    Accretion of discount on subscription receivable             (2,681)          (4,706)
    Equity income from joint venture                             (1,840)          (1,729)
    Voluntary separation and retirement provision                 4,700               --
    Minority interest in consolidated subsidiary                  1,187            1,107
    Gain on sale of building                                       (824)              --
    Changes in assets and liabilities:
        Accounts receivable                                     (59,837)         (60,680)
        Inventory and supplies                                    4,134            7,718
        Prepaid expenses and other assets                       (15,182)         (20,897)
        Other current and non-current liabilities                89,029           10,424
        Pension and other post-employment benefits               (4,649)         (30,292)
                                                          -------------    -------------
              Net cash provided by operating activities         264,067          250,371
                                                          -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures, including removal costs               (110,059)        (135,686)
   Proceeds from sale of building                                 6,000               --
   Net salvage on retirements and other                             552            1,645
                                                          -------------    -------------
              Net cash used in investing activities            (103,507)        (134,041)
                                                          -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Capital contribution                                          40,000           40,000
   Net repayments of debt, including
      capital leases                                           (141,799)        (339,217)
   Borrowings of long-term debt                                      --          225,000
   Dividends paid                                               (68,125)         (52,910)
                                                          -------------    -------------
              Net cash used in financing activities            (169,924)        (127,127)
                                                          -------------    -------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                        (9,364)         (10,797)
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                                      33,667           34,797
                                                          -------------    -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                $      24,303    $      24,000
                                                          =============    =============

The accompanying notes are an integral part of these financial statements.

TELECOMUNICACIONES DE PUERTO RICO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
--------------------------------------------------------------------------------

1.   BUSINESS / CORPORATE STRUCTURE

     Telecomunicaciones de Puerto Rico, Inc., a Puerto Rico corporation ("we" or the "Company"), holds 100% of the common stock of Puerto Rico Telephone Company, Inc. ("PRTC"), PRT Larga Distancia, Inc. ("PRTLD"), and Datacom Caribe, Inc. ("Datacom"). The Company also holds a 67% interest in Coqui.net Corporation ("Coqui.net"), in which Popular, Inc., one of the Company's shareholders, holds the remaining 33% interest. The Company also holds a 24% interest in Verizon Information Services, Puerto Rico, Inc. S en C ("VISI"), in which GTE Holdings (Puerto Rico) LLC, our majority shareholder, holds a 36% interest. The Company is the largest telecommunications service provider in Puerto Rico. PRTC is the incumbent local exchange carrier for the island of Puerto Rico. Wireline service is provided by PRTC and cellular service is provided by the wireless division of PRTC, under the brand of Verizon Wireless Puerto Rico, Inc. ("Verizon Wireless"). The Company's off-island long distance service is provided by PRTLD. The Company's dial-up Internet access service is provided by Coqui.net. The Company's directory-publishing revenues are generated by VISI.

     GTE Corporation ("GTE"), through its subsidiary GTE Holdings (Puerto Rico) LLC, acquired a 40% interest in, and management control over, the Company on March 2, 1999 from Puerto Rico Telephone Authority ("PRTA"), an entity of the Commonwealth of Puerto Rico (the "Acquisition"). In connection with the Acquisition, Popular, Inc. acquired a 10% interest in the Company. GTE and Bell Atlantic Corporation merged on June 30, 2000 to form Verizon Communications Inc. ("Verizon"). On January 25, 2002, GTE Holdings (Puerto
     Rico) LLC and Popular, Inc. acquired an additional 12% and 3% interest in the Company, respectively, by exercising an option each had held since the Acquisition (the "Option Exercise"). Verizon and Popular, Inc. obtained the additional ownership interest from PRTA Holdings Corp., a subsidiary of PRTA ("PRTA Holdings"). Verizon and Popular, Inc. paid PRTA Holdings $138 million and $34 million, respectively, for a total of $172 million in cash for the additional 3,750,000 shares at a $45.9364 per share price established in the Share Option Agreement, an agreement entered into at the time of the Acquisition. As a result, Verizon now owns 52%, PRTA owns 28%, Popular owns 13%, and the Employee Stock Ownership Plan owns 7% of the outstanding capital stock of the Company. The Company is an affiliate of Verizon, which consolidates the Company's financial results with its own financial results.

     PRTC/VERIZON WIRELESS MERGER

     On May 1, 2002, the Company completed a tax-free reorganization whereby it merged Verizon Wireless, a wholly-owned subsidiary of the Company, into PRTC. Prior to the merger, the Company created a new wholly-owned subsidiary, PRTLD, to carry the off-island long distance business previously provided by Verizon Wireless. The objectives for the reorganization were to (i) integrate the wireline and wireless operations without jeopardizing the continuity of the off-island long distance license, (ii) simplify the overall corporate structure to reduce administrative costs, and (iii) provide better control and monitoring of the off-island long distance business and increase its potential for growth in Puerto Rico. As a result of this merger, the Company released a deferred tax valuation allowance related to the Acquisition of approximately $93 million, approximately $51 million of which was recorded against goodwill and approximately $42 million of which was recorded as a deferred tax benefit in the Company's consolidated statement of income for the second quarter of 2002 in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes."

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States for annual financial statements have been condensed or omitted pursuant to such rules and regulations. Management believes the financial statements include all adjustments and recurring accruals necessary to present fairly the results of operations and financial condition for the interim periods shown. The Condensed Consolidated Balance Sheet at December 31, 2002 was derived from audited financial statements and should be read in conjunction with the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

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

     The effect of applying the new method for the nine months ended September 30, 2003 is a one-time non-cash revenue increase of $10 million, which has been included in operating income.

     The following table shows the pro forma effect on operating results for the three and nine months ended September 30, 2002 had the Company applied the amortization method during prior periods:

                                     Three months ended              Nine months ended
                                     September 30, 2002             September 30, 2002
                                 ---------------------------   ---------------------------
                                                      (in thousands)

                                 Before         After          Before         After
                                 Directory      Directory      Directory      Directory
                                 Accounting     Accounting     Accounting     Accounting
                                 Change         Change         Change         Change
                                 ------------   ------------   ------------   ------------
Operating revenues               $    318,408   $    323,271   $    972,491   $    974,946
                                 ============   ============   ============   ============

Operating expenses               $    259,145   $    259,485   $    790,845   $    791,017
                                 ============   ============   ============   ============

Income before cumulative
   effect of accounting change   $     31,852   $     34,611   $    135,458   $    136,851
                                 ============   ============   ============   ============

Net income                       $     31,852   $     34,611   $    135,458   $    136,851
                                 ============   ============   ============   ============


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

     ACCOUNTING FOR IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS

     In August 2001, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 144. This standard supersedes SFAS No. 121 and the provisions of Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" with regard to reporting the effects of a disposal of a segment of a business. SFAS No. 144 establishes a single accounting model for assets to be disposed of by sale and addresses several SFAS No. 121 implementation issues. The Company adopted SFAS No. 144 effective January 1, 2002, without any impact on its 2002 financial statements.

     EXTINGUISHMENTS OF DEBT AND ACCOUNTING FOR CERTAIN CAPITAL LEASE
     OBLIGATIONS

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." For most companies, SFAS No. 145 requires gain and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4. However, extraordinary treatment is required for certain extinguishments as provided in APB Opinion No. 30. This statement also amends SFAS No. 13 to require that certain modifications to capital leases be treated as sale-leaseback transactions and modifies the accounting for sub-leases. In addition, the FASB rescinded SFAS No. 44, which addressed the accounting for intangible assets of motor carriers and made numerous technical corrections that are not substantive in nature to existing pronouncements. The Company evaluated the impact of the adoption of SFAS No. 145 and concluded that there is no material effect on its results of operations and financial condition.

     ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other costs to Exit an Activity (including Certain Costs Incurred in Restructuring)." EITF Issue No. 94-3 previously required that a liability related to exit and disposal activities be recognized at the date of a company's commitment to an exit plan. By contrast, SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company evaluated the impact of the adoption of SFAS No. 146 and concluded that there is no a material effect on its results of operations and financial condition.

     AMENDMENTS OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING
     ACTIVITIES

     In April 2003, the FASB issued SFAS No. 149, "Amendments of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. In addition, all provisions of SFAS No. 149 should be applied prospectively. However, the provisions of this statement that relate to SFAS 133 Implementation Issues that have been effective for fiscal quarters beginning prior to June 15, 2003 continue to be applied in accordance with their respective effective dates. The Company evaluated the impact of the adoption of SFAS No. 149 and concluded that there is no material effect on its results of operations and financial condition.

     ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This standard clarifies the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. SFAS No. 150 requires that those instruments be classified as liabilities in statements of financial position. The requirements of this statement apply to issuers' classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company evaluated the impact of the adoption of SFAS No. 150 and concluded that there is no material effect on its results of operations and financial condition.

     ACCOUNTING FOR REVENUE ARRANGEMENTS WITH MULTIPLE DELIVERABLES

     In November 2002, the Emerging Issues Task Force ("EITF") of the FASB reached a consensus on EITF No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." EITF No. 00-21 addresses how to account for arrangements that may involve multiple revenue-generating activities. Specifically, the issue addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. The consensus guidance will be applicable to agreements entered into in quarters beginning after June 15, 2003. The Company evaluated the impact of the adoption of EITF No. 00-21 and concluded that there is no material effect on its results of operations and financial condition.

5.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consist of:


                                                   REMAINING USEFUL
                                                      LIVES (YEARS)
                                                 ----------------------   SEPTEMBER 30,  DECEMBER 31,
                                                 CURRENT       PREVIOUS       2003           2002
                                                 -------       --------   -------------  ------------
                                                                  (in thousands)

Outside plant                                        8.5            8.9   $  2,077,498   $  2,039,412
Central office and transmission equipment            4.1            4.7      1,356,459      1,297,454
Equipment and other                                  3.2            3.0        354,007        349,832
Buildings                                           14.3           21.5        313,535        314,345
Land                                                 N/A            N/A         26,427         27,541
                                                                          ------------   ------------
     Gross plant in service                                                  4,127,926      4,028,584
Less: accumulated depreciation                                               2,600,300      2,568,380
                                                                          ------------   ------------
     Net plant in service                                                    1,527,626      1,460,204
Construction in progress                                                        45,285        115,130
                                                                          ------------   ------------
     Total                                                                $  1,572,911   $  1,575,334
                                                                          ============   ============

     Effective July 1, 2002, the Company revised its accounting estimates relating to depreciation, based on a detailed review of the lives underlying the depreciation rates. The depreciation rate revisions reflect expected useful lives resulting from the impact of technology and future competition as well as more closely approximating the assumptions used by other telephone companies. These revisions resulted in a decrease in depreciation expense by approximately $6 million for the second half of 2002 and approximately $9 million for the nine months ended September 30, 2003.

6.   GOODWILL

     Following is a breakdown of goodwill.

                                      CARRYING VALUE
                               -----------------------------
                               SEPTEMBER 30,   DECEMBER 31,
                                   2003            2002
                               -------------   -------------
                                       (in thousands)

Wireline (PRTC)                $     102,731   $     102,731
Dial-up Internet (Coqui.net)          24,196          24,196
                               -------------   -------------
       Total                   $     126,927   $     126,927
                               =============   =============

7.   INTANGIBLES

     Intangibles consist of:


                        SEPTEMBER 30,  DECEMBER 31,
                           2003            2002
                        -------------  ------------
                              (in thousands)

Indefinite Life         $    108,975   $    108,975
Definite Life                 75,822         71,873
                        ------------   ------------
    Total Intangibles   $    184,797   $    180,848
                        ============   ============


                                    CARRYING VALUE
                             -----------------------------
                              SEPTEMBER 30,  DECEMBER 31,
                                  2003           2002
                             -------------   -------------
                                  (in thousands)
INDEFINITE LIFE:
Wireline concession          $      85,120   $      85,120
FCC Cellular licenses               23,855          23,855
                             -------------   -------------
     Total Indefinite Life   $     108,975   $     108,975
                             =============   =============


                                        SEPTEMBER 30, 2003                          DECEMBER 31, 2002
                           ------------------------------------------   ------------------------------------------
                                                              (in thousands)

DEFINITE LIFE:                COST         ACC. AMORT    BOOK VALUE         COST       ACC. AMORT     BOOK  VALUE
                           ------------   ------------   ------------   ------------   ------------   ------------
Wireline trade name        $     48,400   $      8,934   $     39,466   $     48,400   $      7,417   $     40,983
Software licenses                58,241         22,109         36,132         45,708         15,525         30,183
Customer base                    15,544         15,320            224         15,544         14,837            707
Other                               500            500             --            500            500             --
                           ------------   ------------   ------------   ------------   ------------   ------------
     Total Definite Life   $    122,685   $     46,863   $     75,822   $    110,152   $     38,279   $     71,873
                           ============   ============   ============   ============   ============   ============


8.   OTHER ASSETS

     Other assets consist of:


                                             SEPTEMBER 30,  DECEMBER 31,
                                                2003            2002
                                             ------------   ------------
                                                  (in thousands)

Deferred activation and installation costs   $     72,760   $     65,351
Notes receivable-equipment sales                   10,490         15,396
Deferred pension asset                             20,646         20,646
Deferred financing costs, net                       3,355          3,970
Other deferred costs                                4,624          5,288
Interest rate swap                                  4,749          2,883
Investment in Verizon Information Services            561          4,823
Other assets                                        1,910            979
                                             ------------   ------------
     Total                                   $    119,095   $    119,336
                                             ============   ============

9.   VOLUNTARY SEPARATION AND RETIREMENT PROGRAMS

     The Company offered a voluntary separation program to qualified management employees during the fourth quarter of 2002 and recorded a $0.5 million non-cash provision as a result of 8 employees accepting the program.

     In January 2003, an additional 29 qualified management employees accepted the voluntary separation program, representing an expense of $1.4 million, which was recorded in the first quarter of 2003. During the second quarter of 2003, the Company offered to members of one of the unions a voluntary separation program that closed on June 20, 2003, which 44 qualified employees accepted. Also, during the second quarter of 2003, an additional 147 employees in the craft union accepted a retirement program offered by the Company that closed on June 30, 2003. As a result of these two programs, an additional provision of $3.3 million was recorded.

10.  DEFERRED ESOP COMPENSATION

     The Employee Stock Ownership Plan ("ESOP") acquired a 3% equity interest in the Company in 1999, which was financed by a $26 million, twenty-year note borrowed from the Company to establish a contributory investment fund for employees. The ESOP only invests in shares of the Company's common stock. Shares are held by the ESOP's trustee and maintained in a suspense account until they are released to employee participants. The yearly release of shares to participants is based on the greater of participant contributions plus a Company match of 30% up to 5% of wages or a minimum based on an amortization schedule. The minimum is based on the ratio of annual debt service to total debt service multiplied by the initial 750,000 shares.

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

11.  OTHER CURRENT LIABILITIES

     Other current liabilities consist of:


                            SEPTEMBER 30,  DECEMBER 31,
                               2003           2002
                            -------------  ------------
                                  (in thousands)

Accounts payable            $     21,404   $     80,137
Accrued expenses                 112,698         86,078
Employee benefit accruals         68,724         39,954
Carrier payables                  49,796         46,540
Taxes                             16,417          8,622
Interest                          18,152          6,703
                            ------------   ------------
     Total                  $    287,191   $    268,034
                            ============   ============

12.  DEBT

     Debt consists of:


                                                       SEPTEMBER 30,  DECEMBER 31,
                                                          2003            2002
                                                       -------------  ------------
                                                             (in thousands)
Senior notes
   Due May 15, 2006 at 6.65%                           $    399,937   $    399,921
   Due May 15, 2009 at 6.80%                                299,893        299,881
Term credit facilities:
   Due May 16, 2004 at 70 basis points over LIBOR            30,000         50,000
   Due May 31, 2004 at 60 basis points over LIBOR            38,000         50,000
   Due June 24, 2005 at 100 basis points over LIBOR          50,000         50,000
   Due August 19, 2005 at 70 basis points over LIBOR         63,000         75,000
Commercial paper                                                 --         57,700
Working capital credit facility                                  --         40,000
Deferred derivative                                           7,008          9,018
Interest rate swap                                            4,749          2,883
Capital leases                                                  436            564
                                                       ------------   ------------
     Total                                                  893,023      1,034,967
Less short-term debt                                         68,105         97,932
                                                       ------------   ------------
     Long-term debt                                    $    824,918   $    937,035
                                                       ============   ============

     The senior notes, commercial paper, term credit facilities, working capital facility, and bank notes are unsecured and non-amortizing. PRTC is the guarantor of these debt instruments.

     The Company has a $400 million commercial paper program with maturities not to exceed 365 days, which is backed by a bank note facility. The commercial paper dealer agreement for the program was signed in November 2000. The bank note facility is a syndicated five-year revolving facility expiring in March 2004. Amounts outstanding under this facility bear interest at 32.5 basis points over the London Interbank Offered Rate ("LIBOR"). Effective November 2002, the bank note facility was decreased from $500 million to $400 million. The bank note credit agreement includes financial covenants, the most significant of which is that the outstanding principal balance under the bank note facility must not exceed four times adjusted Earnings Before Interest, Taxes, Depreciation, and Amortization ("EBITDA"), as defined in the facility agreement.

     The Company also has a $40 million working capital credit facility with Banco Popular de Puerto Rico, an affiliate of Popular, Inc., which was renewed on June 30, 2003 with a term of one year. Amounts outstanding under this facility bear interest at a rate of 30 basis points over LIBOR. At September 30, 2003, the Company did not have a balance outstanding under this facility.

     On August 31, 2001, the Company entered into an interest rate swap contract with a notional amount of $150 million. In September 2002, the Company drew the value out of the hedge position without changing the fixed/floating funding mix of the original swap transaction. This transaction resulted in cash proceeds of $11 million, reflected in cash from operations as required by SFAS No. 104, "Statement of Cash Flows - Net Reporting of Certain Cash Payments and Classification from Hedging Transactions" and created a deferred derivative, which will be amortized until 2006. The purpose of the swap is to hedge against changes in the fair market value of the Company's senior notes to achieve a targeted mix of fixed and variable rate debt. The swap receives interest at a fixed rate of 6.65% and pays interest at a net variable rate equal to six month LIBOR plus 170 basis points, with semi-annual settlements and reset dates every May 15 and November 15 until maturity of the May 15, 2006 senior notes. The swap was entered into "at market" and, as a result, there was no exchange of premium at the initial date of the swap. The Company designates the swap as a hedge of the changes in fair market value of the senior notes due to changes in the designated benchmark interest rate. PRTC is the guarantor of the interest rate swap.

    Aggregate maturities of the senior notes and term credit facilities are as follow:

                                          AMOUNT
                                      -------------
                                      (in thousands)

2004                                  $      68,000
2005                                        113,000
2006                                        400,000
2009                                        300,000
                                      -------------
  Total                               $     881,000
                                      =============


13.  OTHER NON-CURRENT LIABILITIES

     Other non-current liabilities consist of:

                                                SEPTEMBER 30,  DECEMBER 31,
                                                    2003           2002
                                                -------------  ------------
                                                      (in thousands)

Deferred activation and installation revenues   $     72,760   $     65,351
Deferred directory-publishing revenues                10,654             --
Customer deposits                                     27,317         27,490
Other liabilities                                    119,945         53,793
                                                ------------   ------------
     Total                                      $    230,676   $    146,634
                                                ============   ============


14.  SHAREHOLDERS' EQUITY

     COMMON STOCK

     Common stock consists of fifty million authorized shares, no par value, twenty five million shares of which were outstanding at September 30, 2003 and December 31, 2002.

     SUBSCRIPTION RECEIVABLE

     The subscription receivable reflects future receipts from PRTA at its present value, using an 8% discount rate. As part of the Acquisition agreement, PRTA agreed to contribute a total of $200 million in cash or stock as a capital contribution in equal installments of $40 million over five years beginning on March 2, 2000. The Company will use the $200 million capital contribution to partially fund its underfunded pension and other post-employment benefit obligations. The stock purchase agreement requires that the Company contribute $66 million, which includes the $40 million received from PRTA, to the pension plan immediately upon receipt of the proceeds each year. The Company received the fourth $40 million installment in March 2003 and made the required pension payment of $66 million.

     ACCUMULATED OTHER COMPREHENSIVE LOSS

     The accumulated other comprehensive loss represents unrecognized losses, other than unrecognized prior service costs which are reflected as an other asset, associated with the hourly employee pension fund, since the accumulated benefit obligation exceeds the fair value of plan assets.

     The accumulated other comprehensive loss amount as of December 31, 2002 has been adjusted in the amount of $57.6 million in order to reflect the after-tax amount in accordance with the provisions of SFAS No. 130, "Reporting Comprehensive Income."

     DIVIDENDS

     The Company's shareholders' agreement requires the payment of dividends equal to at least 50% of consolidated net income, in the following quarter to the extent funds are legally available.

     Dividend payments were made in the following periods:

                      2003                            2002
                      ----                            ----
                 (in thousands)                  (in thousands)
           4th Quarter      $      --     4th Quarter       $   15,926
           3rd Quarter             --     3rd Quarter           40,301
           2nd Quarter         68,125     2nd Quarter           11,502
           1st Quarter             --     1st Quarter            1,107
                            ---------                       ----------
             Total          $  68,125       Total           $   68,836
                            =========                       ==========

     In March 2003, the Company declared a $17.8 million dividend for the fourth quarter of 2002, which was paid in the second quarter of 2003. In addition, in the second quarter of 2003, the Company paid a $50.3 million dividend for the first quarter of 2003. The senior note indentures and credit facility agreements do not contain any dividend restrictions.

15.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts and estimated fair values of the Company's financial instruments are as follows:


                                                           SEPTEMBER 30,                DECEMBER 31,
                                                               2003                        2002
                                                   ----------------------------- ----------------------------
                                                    Carrying      Estimated Fair   Carrying    Estimated Fair
                                                     Amount          Value          Amount          Value
                                                   ------------   -------------- ------------  --------------
                                                                         (in thousands)
Assets:
    Cash and cash equivalents                      $     24,303   $     24,303   $     33,667   $     33,667
    Accounts receivable                                 347,942        347,942        343,519        343,519
Liabilities:
    Other current liabilities                      $    287,191   $    287,191   $    268,034   $    268,034
    Short-term debt                                      68,105         68,105         97,932         97,932
    Long-term debt, including interest rate swap        824,918        902,241        937,035        984,233


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

Segment results for the Company are as follow:


                                          FOR THE THREE MONTHS ENDED      FOR THE NINE MONTHS ENDED
                                                 SEPTEMBER 30,                   SEPTEMBER 30,
                                             2003            2002           2003              2002
                                         ------------    ------------    ------------    ------------
                                                                (in thousands)
WIRELINE:
  Revenues-
    Local services                       $    144,602    $    147,099    $    439,524    $    436,819
    Long distance services                     35,721          37,059         104,490         112,308
    Access services                            63,997          81,547         225,158         248,862
    Directory services and other               16,954          10,530          49,129          46,834
                                         ------------    ------------    ------------    ------------
  Total revenues                         $    261,274    $    276,235    $    818,301    $    844,823
                                         ============    ============    ============    ============

  Operating income                       $    (28,082)   $     59,788    $     62,908    $    182,968
                                         ============    ============    ============    ============

WIRELESS:
  Revenues-
     Cellular services                   $     46,519    $     43,112    $    140,661    $    128,928
     Paging services                              223           1,081           1,026           4,367
     Equipment sales and other                  3,525           1,373           9,400           5,100
                                         ------------    ------------    ------------    ------------
  Total revenues                         $     50,267    $     45,566    $    151,087    $    138,395
                                         ============    ============    ============    ============

  Operating income                       $     (2,538)   $       (525)   $     (5,155)   $     (1,322)
                                         ============    ============    ============    ============

CONSOLIDATED:
  Revenues for reportable segments       $    311,541    $    321,801    $    969,388    $    983,218
  Elimination of intersegment revenues         (2,705)         (3,393)         (8,443)        (10,727)
                                         ------------    ------------    ------------    ------------
  Consolidated revenues                  $    308,836    $    318,408    $    960,945    $    972,491
                                         ============    ============    ============    ============

  Operating income                       $    (30,620)   $     59,263    $     57,753    $    181,646
                                         ============    ============    ============    ============


                                         AS OF           AS OF
                                     SEPTEMBER 30,    DECEMBER 31,
          ASSETS                         2003             2002
----------------------------------   -------------    -------------
                                             (in thousands)

Wireline assets                      $   2,706,665    $   2,645,088

Wireless assets                            296,531          290,891
                                     -------------    -------------

Segment assets                       $   3,003,196    $   2,935,979

Elimination of intersegment assets        (285,345)        (218,582)
                                     -------------    -------------

Consolidated assets                  $   2,717,851    $   2,717,397
                                     =============    =============

17.  CONDENSED CONSOLIDATING INFORMATION

     The following summarizes the unaudited condensed consolidating financial information as of September 30, 2003 and December 31, 2002 and for the quarters then ended presents the financial position, results of operations and cash flows of (i) the Company as if it had accounted for its subsidiaries using the equity method, (ii) the Guarantor Subsidiary (as defined below); and (iii) the Non-Guarantor Subsidiaries (as defined below) on a combined basis. The consolidation entries eliminate investments in subsidiaries and intercompany balances and transactions.

     The Notes are guaranteed by PRTC (the "Guarantor Subsidiary"), a wholly-owned subsidiary of the Company, but not guaranteed by the Company's other subsidiaries, Coqui.net, PRTLD and Datacom (the "Non-Guarantor Subsidiaries"). The guarantee by the Guarantor Subsidiary is full and unconditional.

                     CONDENSED CONSOLIDATING BALANCE SHEETS
                               September 30, 2003
                                 (in thousands)

                                                             GUARANTOR       NON-GUARANTOR                        TOTAL
                                               PARENT        SUBSIDIARY      SUBSIDIARIES     ELIMINATIONS     CONSOLIDATED
                                             -----------    -------------    -------------    -------------    -------------
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents               $        25    $      18,212    $       6,066    $          --    $      24,303
     Intercompany accounts receivable          1,098,186           79,848           34,785       (1,212,819)              --
     Accounts receivable, net                         --          347,881               59                2          347,942
     Deferred income tax                              --           27,820               --               --           27,820
     Inventory and supplies, net                      --           13,905               --               --           13,905
     Prepaid expenses                                 --           27,681            1,138               --           28,819
                                             -----------    -------------    -------------    -------------    -------------
         Total current assets                  1,098,211          515,347           42,048       (1,212,817)         442,789
PROPERTY, PLANT AND EQUIPMENT, net                    --        1,560,509           12,402               --        1,572,911
GOODWILL AND OTHER INTANGIBLES, net                   --          286,770           24,954               --          311,724
DEFERRED INCOME TAX                                   --          271,420              (88)              --          271,332
INVESTMENT IN SUBSIDIARIES                       574,207               --               --         (574,207)              --
OTHER ASSETS                                      16,651          112,807               (1)         (10,362)         119,095
                                             -----------    -------------    -------------    -------------    -------------
TOTAL ASSETS                                 $ 1,689,069    $   2,746,853    $      79,315    $  (1,797,386)   $   2,717,851
                                             ===========    =============    =============    =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
      Short-term debt                        $    68,000    $      68,105    $          --    $     (68,000)   $      68,105
      Intercompany accounts payable               74,015          237,326           24,002         (335,343)              --
      Other current liabilities                   18,398          261,986            6,808               (1)         287,191
                                             -----------    -------------    -------------    -------------    -------------
         Total current liabilities               160,413          567,417           30,810         (403,344)         355,296
LONG-TERM DEBT, excluding current portion        824,586          813,161               --         (812,829)         824,918
OTHER -NON CURRENT LIABILITIES                        --          827,891               --           (7,007)         820,884
                                             -----------    -------------    -------------    -------------    -------------
TOTAL LIABILITIES                                984,999        2,208,469           30,810       (1,223,180)       2,001,098
                                             -----------    -------------    -------------    -------------    -------------

MINORITY INTEREST                                     --               --               --           12,683           12,683
                                             -----------    -------------    -------------    -------------    -------------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
    Common stock, Additional paid in
       capital and Treasury stock                703,270          485,590           41,143         (526,733)         703,270
    Deferred ESOP compensation                   (27,408)              --               --               --          (27,408)
    Subscription receivable                      (38,774)              --               --               --          (38,774)
    Retained earnings (deficit)                  157,164          142,976            7,362         (150,338)         157,164
    Accumulated other comprehensive loss         (90,182)         (90,182)              --           90,182          (90,182)
                                             -----------    -------------    -------------    -------------    -------------
          Total shareholders' equity             704,070          538,384           48,505         (586,889)         704,070
                                             -----------    -------------    -------------    -------------    -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $ 1,689,069    $   2,746,853    $      79,315    $  (1,797,386)   $   2,717,851
                                             ===========    =============    =============    =============    =============

                     CONDENSED CONSOLIDATING BALANCE SHEETS
                                December 31, 2002
                                 (in thousands)


                                                               GUARANTOR        NON-GUARANTOR                         TOTAL
                                                 PARENT        SUBSIDIARY       SUBSIDIARIES       ELIMINATIONS     CONSOLIDATED
                                               -----------    --------------    --------------    --------------    --------------
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                 $         1    $       27,009    $        6,657    $           --    $       33,667
     Intercompany accounts receivable            1,187,799           196,889            21,694        (1,406,382)               --
     Accounts receivable, net                           --           343,307               212                --           343,519
     Deferred income tax                                --            23,474                28                --            23,502
     Inventory and supplies, net                        --            18,039                --                --            18,039
     Prepaid expenses                                   --            10,467               409                --            10,876
                                               -----------    --------------    --------------    --------------    --------------
         Total current assets                    1,187,800           619,185            29,000        (1,406,382)          429,603
PROPERTY, PLANT AND EQUIPMENT, net                      --         1,561,866            13,468                --         1,575,334
GOODWILL AND OTHER INTANGIBLES, net                     --           282,393            25,382                --           307,775
DEFERRED INCOME TAX                                     --           285,291                58                --           285,349
INVESTMENT IN SUBSIDIARIES                         574,833                --                --          (574,833)               --
OTHER ASSETS                                        16,187           116,138                (1)          (12,988)          119,336
                                               -----------    --------------    --------------    --------------    --------------
TOTAL ASSETS                                   $ 1,778,820    $    2,864,873    $       67,907    $   (1,994,203)   $    2,717,397
                                               ===========    ==============    ==============    ==============    ==============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
      Short-term debt                          $    97,700    $       97,932    $           --    $      (97,700)   $       97,932
      Intercompany accounts payable                 71,062           299,064            17,724          (387,850)               --
      Other current liabilities                      7,979           254,570             5,485                --           268,034
                                               -----------    --------------    --------------    --------------    --------------
         Total current liabilities                 176,741           651,566            23,209          (485,550)          365,966
LONG-TERM DEBT, excluding current portion          936,703           925,133                --          (924,801)          937,035
OTHER NON-CURRENT LIABILITIES                           --           745,810                --            (9,019)          736,791
                                               -----------    --------------    --------------    --------------    --------------
         Total liabilities                       1,113,444         2,322,509            23,209        (1,419,370)        2,039,792
                                               -----------    --------------    --------------    --------------    --------------
MINORITY INTEREST                                       --                --                --            12,229            12,229
                                               -----------    --------------    --------------    --------------    --------------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
    Common stock, Additional paid in capital
        and Treasury stock                         703,270           485,590            41,143          (526,733)          703,270
    Deferred ESOP compensation                     (27,408)               --                --                --           (27,408)
    Subscription receivable                        (76,093)               --                --                --           (76,093)
    Retained earnings (deficit)                    155,789           146,956             3,555          (150,511)          155,789
    Accumulated other comprehensive loss           (90,182)          (90,182)               --            90,182           (90,182)
                                               -----------    --------------    --------------    --------------    --------------
         Total shareholders' equity                665,376           542,364            44,698          (587,062)          665,376
                                               -----------    --------------    --------------    --------------    --------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $ 1,778,820    $    2,864,873    $       67,907    $   (1,994,203)   $    2,717,397
                                               ===========    ==============    ==============    ==============    ==============

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                  For the three months ended September 30, 2003
                                 (in thousands)


                                                           GUARANTOR       NON-GUARANTOR                       TOTAL
                                              PARENT       SUBSIDIARY      SUBSIDIARIES    ELIMINATIONS     CONSOLIDATED
                                             ---------    -------------    -------------   -------------    -------------
REVENUES:
  Local services                             $      --    $     137,682    $       7,787   $      (3,084)   $     142,385
  Long distance services                            --           25,979            9,627             (26)          35,580
  Access services                                   --           65,385               --          (1,688)          63,697
  Cellular services                                 --           46,295               --              --           46,295
  Paging services                                   --              223               --              --              223
  Directory and other services and sales            --           22,745               --          (2,089)          20,656
                                             ---------    -------------    -------------   -------------    -------------
        Total revenues                              --          298,309           17,414          (6,887)         308,836
                                             ---------    -------------    -------------   -------------    -------------

OPERATING COSTS AND EXPENSES:
  Labor and benefits                                --           99,634              794              --          100,428
  Other operating expenses                          --          168,886           13,178          (6,887)         175,177
  Depreciation and amortization                     --           63,106              745              --           63,851
                                             ---------    -------------    -------------   -------------    -------------
        Total operating costs and expenses          --          331,626           14,717          (6,887)         339,456
                                             ---------    -------------    -------------   -------------    -------------

OPERATING (LOSS) INCOME                             --          (33,317)           2,697              --          (30,620)
                                             ---------    -------------    -------------   -------------    -------------

OTHER INCOME (EXPENSE), net                    (29,707)         (18,379)              92          29,350          (18,644)
                                             ---------    -------------    -------------   -------------    -------------

INCOME BEFORE INCOME TAX EXPENSE               (29,707)         (51,696)           2,789          29,350          (49,264)

INCOME TAX EXPENSE                                  --          (20,898)           1,341              --          (19,557)
                                             ---------    -------------    -------------   -------------    -------------

NET INCOME (LOSS)                            $ (29,707)   $     (30,798)   $       1,448   $      29,350    $     (29,707)
                                             =========    =============    =============   =============    =============

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                  For the three months ended September 30, 2002
                                 (in thousands)

                                                               GUARANTOR     NON-GUARANTOR                      TOTAL
                                               PARENT         SUBSIDIARY     SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                             ------------    ------------    -------------   ------------    ------------
REVENUES:
  Local services                             $         --    $    141,359    $      6,467    $     (2,318)   $    145,508
  Long distance services                               --          27,600           9,469            (147)         36,922
  Access services                                      --          82,980              --          (2,799)         80,181
  Cellular services                                    --          43,112              --            (393)         42,719
  Paging services                                      --           1,081              --              (1)          1,080
  Directory and other services and sales               --          15,080              --          (3,082)         11,998
                                             ------------    ------------    ------------    ------------    ------------
        Total revenues                                 --         311,212          15,936          (8,740)        318,408
                                             ------------    ------------    ------------    ------------    ------------

OPERATING COSTS AND EXPENSES:
  Labor and benefits                                   --          90,419             535              --          90,954
  Other operating expenses                         (1,860)        104,576          10,388          (8,740)        104,364
  Depreciation and amortization                        --          63,139             688              --          63,827
                                             ------------    ------------    ------------    ------------    ------------
        Total operating costs and expenses         (1,860)        258,134          11,611          (8,740)        259,145
                                             ------------    ------------    ------------    ------------    ------------

OPERATING INCOME                                    1,860          53,078           4,325              --          59,263

OTHER INCOME (EXPENSE), NET                        29,992         (10,248)             (8)        (30,439)        (10,703)
                                             ------------    ------------    ------------    ------------    ------------

INCOME BEFORE INCOME TAX EXPENSE                   31,852          42,830           4,317         (30,439)         48,560

INCOME TAX EXPENSE                                     --          14,949           1,759              --          16,708
                                             ------------    ------------    ------------    ------------    ------------

NET INCOME                                   $     31,852    $     27,881    $      2,558    $    (30,439)   $     31,852
                                             ============    ============    ============    ============    ============

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                  For the nine months ended September 30, 2003
                                 (in thousands)


                                                               GUARANTOR       NON-GUARANTOR                        TOTAL
                                                   PARENT      SUBSIDIARY      SUBSIDIARIES    ELIMINATIONS     CONSOLIDATED
                                                  ---------   -------------    -------------   -------------    -------------
REVENUES:
  Local services                                  $      --   $     420,479    $      22,117   $      (7,673)   $     434,923
  Long distance services                                 --          75,777           26,572             (89)         102,260
  Access services                                        --         227,412               --          (3,986)         223,426
  Cellular services                                      --         140,324               --              --          140,324
  Paging services                                        --           1,026               --              --            1,026
  Directory and other services and sales                 --          63,912               --          (4,926)          58,986
                                                  ---------   -------------    -------------   -------------    -------------
        Total revenues                                   --         928,930           48,689         (16,674)         960,945
                                                  ---------   -------------    -------------   -------------    -------------

OPERATING COSTS AND EXPENSES:
  Labor and benefits                                     --         301,054            2,386              --          303,440
  Other operating expenses                               --         391,376           33,220         (16,674)         407,922
  Voluntary separation and retirement provision          --           4,700               --              --            4,700
  Depreciation and amortization                          --         184,933            2,197              --          187,130
                                                  ---------   -------------    -------------   -------------    -------------
        Total operating costs and expenses               --         882,063           37,803         (16,674)         903,192
                                                  ---------   -------------    -------------   -------------    -------------

OPERATING INCOME                                         --          46,867           10,886              --           57,753

OTHER INCOME (EXPENSE), net                          69,500         (41,037)             186         (70,687)         (42,038)
                                                  ---------   -------------    -------------   -------------    -------------

INCOME BEFORE INCOME TAX EXPENSE                     69,500           5,830           11,072         (70,687)          15,715

INCOME TAX EXPENSE                                       --             215            4,529              --            4,744
                                                  ---------   -------------    -------------   -------------    -------------

INCOME BEFORE CUMULATIVE EFFECT                      69,500           5,615            6,543         (70,687)          10,971

CUMULATIVE EFFECT OF ACCOUNTING CHANGES                  --          58,529               --              --           58,529
                                                  ---------   -------------    -------------   -------------    -------------

NET INCOME                                        $  69,500   $      64,144    $       6,543   $     (70,687)   $      69,500
                                                  =========   =============    =============   =============    =============

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                  For the nine months ended September 30, 2002
                                 (in thousands)


                                                          GUARANTOR        NON-GUARANTOR                         TOTAL
                                              PARENT      SUBSIDIARY       SUBSIDIARIES     ELIMINATIONS     CONSOLIDATED
                                             ---------    -------------    -------------    -------------    -------------
REVENUES:
  Local services                             $      --    $     420,222    $      18,879    $      (7,148)   $     431,953
  Long distance services                            --           98,350           13,972             (415)         111,907
  Access services                                   --          252,533               --           (8,215)         244,318
  Cellular services                                 --          128,928               --           (1,208)         127,720
  Paging services                                   --            4,367               --               --            4,367
  Directory and other services and sales            --           61,746               --           (9,520)          52,226
                                             ---------    -------------    -------------    -------------    -------------
        Total revenues                              --          966,146           32,851          (26,506)         972,491
                                             ---------    -------------    -------------    -------------    -------------

OPERATING COSTS AND EXPENSES:
  Labor and benefits                                --          277,950            1,643               --          279,593
  Other operating expenses                      (1,860)         321,754           21,063          (26,506)         314,451
  Depreciation and amortization                     --          194,579            2,222               --          196,801
                                             ---------    -------------    -------------    -------------    -------------
        Total operating costs and expenses      (1,860)         794,283           24,928          (26,506)         790,845
                                             ---------    -------------    -------------    -------------    -------------

OPERATING INCOME                                 1,860          171,863            7,923               --          181,646
                                             ---------    -------------    -------------    -------------    -------------

OTHER INCOME (EXPENSE), NET                    133,598          (34,798)              (9)        (134,705)         (35,914)
                                             ---------    -------------    -------------    -------------    -------------

INCOME BEFORE INCOME TAX EXPENSE               135,458          137,065            7,914         (134,705)         145,732

INCOME TAX EXPENSE                                  --            6,976            3,298               --           10,274
                                             ---------    -------------    -------------    -------------    -------------

NET INCOME                                   $ 135,458    $     130,089    $       4,616    $    (134,705)   $     135,458
                                             =========    =============    =============    =============    =============

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                  For the nine months ended September 30, 2003
                                 (in thousands)



                                                                                  GUARANTOR       NON-GUARANTOR       TOTAL
                                                                     PARENT      SUBSIDIARY        SUBSIDIARIES    CONSOLIDATED
                                                                    ---------    -------------    -------------    -------------
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                     $    (201)   $          46    $     264,222    $     264,067
                                                                    ---------    -------------    -------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures, including removal costs                           --             (402)        (109,657)        (110,059)
   Net salvage on retirements                                              --             (235)             787              552
   Proceeds from sales of building                                         --               --            6,000            6,000
                                                                    ---------    -------------    -------------    -------------
              Net cash used in investing activities                        --             (637)        (102,870)        (103,507)
                                                                    ---------    -------------    -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Capital contribution                                                40,000               --               --           40,000
   Net (repayments) of short-term debt, including
    capital leases                                                   (141,672)              --             (127)        (141,799)
   Dividends paid                                                     (68,125)              --               --          (68,125)
   Borrowings/(repayments) intercompany loans                         170,022               --         (170,022)              --
                                                                    ---------    -------------    -------------    -------------
              Net cash provided by (used in) financing activities         225               --         (170,149)        (169,924)
                                                                    ---------    -------------    -------------    -------------

NET (DECREASE) INCREASE IN CASH AND CASH
EQUIVALENTS                                                                24             (591)          (8,797)          (9,364)
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                                                 1            6,657           27,009           33,667
                                                                    ---------    -------------    -------------    -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $      25    $       6,066    $      18,212    $      24,303
                                                                    =========    =============    =============    =============

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                  For the nine months ended September 30, 2002
                                 (in thousands)


                                                                                  GUARANTOR       NON-GUARANTOR       TOTAL
                                                                     PARENT       SUBSIDIARY       SUBSIDIARIES    CONSOLIDATED
                                                                    ---------    -------------    -------------    -------------

CASH PROVIDED BY OPERATING ACTIVITIES:                              $  11,294    $     235,449    $       3,628    $     250,371
                                                                    ---------    -------------    -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures, including removal costs                           --         (132,128)          (3,558)        (135,686)
   Net salvage on retirements                                              --            1,910             (265)           1,645
                                                                    ---------    -------------    -------------    -------------
              Net cash used in investing activities                        --         (130,218)          (3,823)        (134,041)
                                                                    ---------    -------------    -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Capital contribution                                                40,000               --               --           40,000
   Net repayments of short-term debt, including
      capital leases                                                 (339,071)            (146)              --         (339,217)
   Borrowings of long-term debt                                       225,000               --               --          225,000
   Dividends paid                                                     (52,910)              --               --          (52,910)
   Borrowings/(repayments) intercompany loans                         117,783         (117,783)              --               --
                                                                    ---------    -------------    -------------    -------------
              Net cash provided by (used in) financing activities      (9,198)        (117,929)              --         (127,127)
                                                                    ---------    -------------    -------------    -------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS
                                                                        2,096          (12,698)            (195)         (10,797)
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                                                --           32,591            2,206           34,797
                                                                    ---------    -------------    -------------    -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $   2,096    $      19,893    $       2,011    $      24,000
                                                                    =========    =============    =============    =============

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

    The Company is regulated by the United States Federal Communications Commission (the "FCC") for inter-state wireline services and by the Puerto Rico Telecommunications Board ("TRB") for intra-island wireline services.

    The Company has an agreement with a provider for the implementation of a traffic polling and billing software system for its wireline operations. While the traffic polling portion has been implemented, management has determined that it is in the Company's best interests to abandon the billing portion of the software system. The amount of capitalized costs for software and labor related to the billing portion of $32.3 million was written off and included in operating expenses during the second quarter of 2003. Management is currently in discussions with the provider of the system and seeking a satisfactory resolution of this matter.

    In September 2003, the Company established a pre-tax reserve of $73 million, including interest, for the end-user and AT&T refund referred to in the TRB Resolution and Order of February 28, 2002. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Regulatory and Other Matters - Intra-Island Long Distance Access Rate Dispute" for more information regarding the TRB Resolution and Order of February 28, 2002.

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

CRITICAL ACCOUNTING POLICIES

GENERAL

         The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's unaudited condensed consolidated financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States for annual financial statements have been condensed or omitted pursuant to such rules and regulations.

         The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported interim amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to bad debts, intangible assets, income taxes, financing operations, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

DEFERRED TAXES

         The Company uses an asset and liability approach in accounting for income taxes in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes." Deferred tax assets and liabilities are recognized for temporary differences between the way certain income and expense items are reported for financial reporting and tax purposes.

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

         As discussed in Note 1 to the condensed consolidated financial statements, on May 1, 2002, the Company completed a tax-free reorganization whereby it merged Verizon Wireless into PRTC. As a result of this merger, the Company released a deferred tax valuation allowance related to the Acquisition of approximately $93 million, approximately $51 million of which was recorded against goodwill and approximately $42 million of which was recorded as a deferred tax benefit in the Company's consolidated statement of income during the second quarter of 2002 in accordance with SFAS No. 109. Management believes that sufficient book and tax income will be generated by the merged company to realize the benefits of these tax assets.

PROPERTY, PLANT AND EQUIPMENT AND DEPRECIATION

         Property, plant and equipment is stated at original cost, including interest on funds borrowed to finance the acquisition of capital additions. Repairs and maintenance are expensed as incurred. Depreciable property disposed of in the ordinary course of business, less any salvage value, is charged to accumulated depreciation with no gain or loss recognized. Gains or losses from the sale of land are recorded in results of operations.

         The Company's depreciation expense is based on the composite group remaining life method and straight-line composite rates. This method provides for the recognition of the cost of the remaining net investment in telephone plant over the remaining asset lives. This method also requires a periodic evaluation of the average remaining useful lives related to the expected recoverability of the carrying value of assets based on changes in technology, environmental factors, the federal and local regulatory environment, and other competitive forces. Effective July 1, 2002, the Company revised its accounting estimates relating to depreciation based on a detailed review of the lives underlying the depreciation rates. The depreciation rate revisions reflect expected useful lives resulting from the impact of technology and future competition as well as more closely approximating the assumptions used by other telephone companies. These revisions resulted in a decrease in depreciation expense by approximately $9 million for the nine months ended September 30, 2002 and approximately $9 million for the nine months ended September 30, 2003. See
Note 5 to the condensed consolidated financial statements for further details.

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

         The Wireless segment consists of:

         o        Cellular services; and

         o        Wireless equipment sales.

REVENUES


                              THREE MONTHS ENDED SEPTEMBER 30,                NINE MONTHS ENDED SEPTEMBER 30,
                      ----------------------------------------------    ----------------------------------------------
                                2003                   2002                     2003                      2002
                      ---------------------    ---------------------    ---------------------    ---------------------
                                   (DOLLARS IN MILLIONS)                        (DOLLARS IN MILLIONS)
WIRELINE:
Local                 $     142          46%   $     145          46%   $     435          45%   $     432          44%
Long Distance                36          12           37          12          102          11          112          12
Network Access               64          21           80          25          223          23          244          25
Directory and Other          17           6           11           3           50           5           47           5
                      ---------   ---------    ---------   ---------    ---------   ---------    ---------   ---------

   Total Wireline           259          84%         273          86%         810          84%         835          86%
                      ---------   ---------    ---------   ---------    ---------   ---------    ---------   ---------

WIRELESS:
Postpaid Cellular            40          13           37          12          121          13          109          11
Prepaid Cellular              6           2            6           2           20           2           19           2
                      ---------   ---------    ---------   ---------    ---------   ---------    ---------   ---------
   Total Cellular            46          15           43          14          141          15          128          13
Paging                       --          --            1          --            1          --            4          --
Wireless Equipment            4           1            1          --            9           1            5           1
                      ---------   ---------    ---------   ---------    ---------   ---------    ---------   ---------

  Total Wireless             50          16%          45          14%         151          16%         137          14%
                      ---------   ---------    ---------   ---------    ---------   ---------    ---------   ---------

  Revenues            $     309         100%   $     318         100%   $     961         100%   $     972         100%
                      =========   =========    =========   =========    =========   =========    =========   =========

EXPENSES AND CHARGES

                                                     THREE MONTHS ENDED             NINE MONTHS ENDED
                                                        SEPTEMBER 30,                 SEPTEMBER 30,
                                                ----------------------------    ----------------------------
                                                   2003             2002            2003           2002
                                                ------------    ------------    ------------    ------------
                                                    (DOLLARS IN MILLIONS)        (DOLLARS IN MILLIONS)
WIRELINE:

Labor and benefits                              $         93    $         83    $        280    $        256
Other operating expenses                                 146              80             320             240
                                                ------------    ------------    ------------    ------------
   Total Wireline                                        239             163             600             496

WIRELESS:

Labor and benefits                                         8               8              24    $         24
Other operating expenses                                  29              24              87              74
                                                ------------    ------------    ------------    ------------
   Total Wireless                                         37              32             111              98
                                                ------------    ------------    ------------    ------------

OPERATING COSTS AND EXPENSES                             276             195             711             594
                                                ------------    ------------    ------------    ------------

OTHER:

Voluntary separation and retirement provision             --              --               5    $         --
Depreciation and amortization                             64              64             187             197
Interest expense and others                               19              11              43              36
Equity income in joint venture                            (1)             (1)             (2)             (2)
Minority interest in consolidated subsidiary              --              --               1               1
Income tax (benefit) expense                             (19)             17               5              10
Cumulative effect of accounting change                    --              --             (59)             --
                                                ------------    ------------    ------------    ------------
Net income (Loss)                               $        (30)   $         32    $         70    $        136
                                                ============    ============    ============    ============

OPERATING DATA

                                                   THREE MONTHS ENDED           NINE MONTHS ENDED
                                                      SEPTEMBER 30,               SEPTEMBER 30,
                                             ---------------------------   ---------------------------
                                                  2003           2002          2003           2002
                                             ------------   ------------   ------------   ------------
Access Lines in Service (000's):
    Residential                                       949            959            949            959
    Business                                          293            308            293            308
                                             ------------   ------------   ------------   ------------
Total                                               1,242          1,267          1,242          1,267

Cellular Customers (000's):
    Postpaid                                          237            219            237            219
    Prepaid                                           117            120            117            120
                                             ------------   ------------   ------------   ------------
Total                                                 354            339            354            339

Postpaid Cellular Average Revenue per Unit   $         51   $         52   $         52   $         53
(ARPU)
Prepaid Cellular ARPU                                  17             18             19             19
Combined Cellular ARPU                                 40             40             40             41

QUARTER ENDED SEPTEMBER 30, 2003 COMPARED WITH QUARTER ENDED SEPTEMBER 30, 2002

    REVENUES. Revenues for the quarter ended September 30, 2003 decreased $9 million, or 3%, to $309 million from $318 million for the same 2002 period.

    WIRELINE:

         Wireline revenues include revenues from local service, long distance, network access, directory and other services. Wireline revenues for the quarter ended September 30, 2003 decreased $14 million, or 6%, to $259 million from $273 million for the same 2002 period.

         Local service revenues include revenues from basic voice, telephone and telecommunications equipment rental, value-added services, high-speed private line services, Internet access, and public phone service. Local service revenues for the quarter ended September 30, 2003 decreased $3 million, or 2%, to $142 million from $145 million for the same 2002 period. The decrease is due to decreased revenues from local voice services. The decrease in revenues from local voice services was driven by a decrease in revenues from measured services of $3 million.

         Long distance revenues include direct dial on-island and off-island, operator-assisted calls, prepaid calling cards and on-island private line revenues. Long distance revenues decreased $1 million, or 3%, to $36 million for the quarter from $37 million for the same 2002 period. The decrease was due to a decrease in intra-island long distance revenues of $1 million. Intra-island long distance revenues have decreased mainly due to customer traffic migration to the cellular network and general economic conditions.

         Network access revenues include revenues from services provided to long distance carriers, competitive local exchange carriers, and cellular and paging operators to originate and terminate calls on the Company's network. These revenues for the quarter decreased $16 million, or 20%, to $64 million compared to $80 million for the same 2002 period. The decrease was driven by lower intra-island access revenues of $4 million, a decrease in off-island switching revenues of $7 million and lower carrier common line access revenues of $6 million that were partially offset by higher subscriber line charges of $1 million resulting from a rate increase in July 2002.

         Directory and other revenues include revenues from directory publishing rights, telecommunications equipment rental and billing and collection services to competitor long distance operators. Directory and other revenues for the quarter ended September 30, 2003 increased $6 million, or 55%, to $17 million, from $11 million for the quarter ended September 30, 2002. The increase was due to an increase in revenues from directory publishing rights of $5 million resulting from the change in the Company's method of accounting for revenues from directory publishing rights from the point-of-publication method to the amortization method and an increase of $1 million in wireline equipment sales.

    WIRELESS:

         Revenues from cellular and paging services and related equipment sales for the quarter ended September 30, 2003 increased $5 million, or 12%, to $50 million from $45 million for the comparable 2002 period. Cellular service revenues for the quarter ended September 30, 2003 increased $3 million, or 7%, to $46 million from $43 million for the same 2002 period. The increase was primarily the result of an increase of 15,000 cellular customers compared to the quarter ended September 30, 2002 due to attractive price plans and the implementation of a marketing strategy to align the Company's product and service offerings with those of Verizon Wireless in the U.S.

         Paging revenues declined $1 million for the quarter ended September 30, 2003. The decrease was related to a complete reduction of paging customers. The Company entered into an agreement to sell its paging division and received approval from the FCC of the negotiated agreement in July 2003. The Company closed the paging operations on August 2003.

         Wireless equipment sales increased $3 million to $4 million for the quarter ended September 30, 2003 from $1 million for the comparable 2002 period. This increase is a result of the increase in customers who subscribed for wireless services in 2003.

         OPERATING COSTS AND EXPENSES. Operating costs and expenses for the quarter ended September 30, 2003 increased $81 million, or 42%, to $276 million from $195 million reported for the same period in 2002.


    WIRELINE:

         Wireline expenses for the quarter ended September 30, 2003 increased $76 million, or 47%, to $239 million from the $163 million reported for the same period in 2002.

         Labor and benefit expenses for the quarter ended September 30, 2003 increased $10 million, or 12%, to $93 million from $83 million reported for the same period in 2002, due to increases in pension and other post-employment benefits ("OPEBs") expense recognition of $7 million, which resulted from a decrease in the rate of return on plan assets in addition to a decrease in the discount rate, which reflects a softening economy. There was also an increase in contractors expense of $3 million.

         Other operating expenses of $146 million for the quarter ended September 30, 2003, increased $66 million, or 83%, compared to the same 2002 period. The increase is due to the pre-tax reserve of $66 million (including interest) established in September 2003 for the end-user and AT&T refund referred to in the TRB Resolution and Order of February 2002. See "Regulatory and Other Matters - Intra-Island Long Distance Access Rate Dispute" for more information regarding the TRB Resolution and Order of February 28, 2002.

    WIRELESS:

         Wireless expenses for the quarter ended September 30, 2003 increased $5 million, or 16%, to $37 million from the $32 million reported for the same period in 2002.

         Labor and benefit expenses remained constant at $8 million for the quarters ended September 30, 2003 and 2002.

         Other operating expenses for the quarter ended September 30, 2003 increased $5 million, or 21%, to $29 million from the $24 million reported for the comparable 2002 period. The increase was due to a higher subsidy on equipment sales of $4 million and higher network management fees of $1 million.

         DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization of $64 million remained constant for the quarters ended September 30, 2003 and 2002.

         INTEREST EXPENSE. Interest expense of $19 million for the quarter ended September 30, 2003 was $8 million higher than for the comparable 2002 period, mainly due to the additional $7 million in interest from the pre-tax reserve of $66 million established in September 2003 as a result of the TRB Resolution and Order of February 2002.

         EQUITY INCOME FROM JOINT VENTURE. Equity income from joint venture remained constant for the quarters ended September 30, 2003 and 2002. The equity income was generated from the Company's approximate 24% interest in VISI, the largest yellow page publishing company in Puerto Rico.

         INCOME TAXES. A $19 million tax benefit for the quarter ended September 30, 2003 was recognized. The decrease of $36 million when compared to the $17 million provision reported for the quarter ended September 30, 2002 was primarily due to the pre-tax reserve of $73 million (including interest) established for the end-user and AT&T refund referred to in the TRB Resolution and Order of February 2002.

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2002

    REVENUES. Revenues for the nine months ended September 30, 2003 decreased $11 million, or 2%, to $961 million from $972 million for the same 2002 period.

    WIRELINE:

         Wireline revenues include revenues from local service, long distance, network access, directory and other services. Wireline revenues for the nine months ended September 30, 2003 decreased $25 million, or 3%, to $810 million from $835 million for the same 2002 period.

         Local service revenues include revenues from basic voice, telephone and telecommunications equipment rental, value-added services, high-speed private line services, Internet access, and public phone service. Local service revenues for the nine months ended September 30, 2003 increased $3 million to $435 million from $432 million for the same 2002 period. The increase is due to increased local data services offset by decreased local voice services. The increase in local data services was mainly driven by an increase in Internet access revenues of $4 million and an increase in revenues from high- speed private line services of $1 million. The decrease in revenues from local voice services was mainly driven by a decrease in revenues from measured services of $4 million and telephone rent of $2 million, offset by an increase in deferred activation and installation revenues of $4 million.

         Long distance revenues include direct dial on-island and off-island, operator-assisted calls, prepaid calling cards and on-island private line revenues. Long distance revenues decreased $10 million, or 9%, to $102 million for the nine months ended September 30, 2003 from $112 million for the same 2002 period. The decrease was due to a decrease in intra-island long distance revenues of $8 million and a decrease in on-island private line revenues of $4 million, partially offset by an increase of $2 million in off-island long distance revenues. Intra-island long distance revenues have decreased mainly due to customer traffic migration to the cellular network and general economic conditions.

         Network access revenues include revenues from services provided to long distance carriers, competitive local exchange carriers, and cellular and paging operators to originate and terminate calls on the Company's network. These revenues for the nine months ended September 30, 2003 decreased $21 million, or 9%, to $223 million compared to $244 million for the same 2002 period. The decrease was driven by lower intra-island access revenues of $11 million coupled with lower carrier common line access revenues of $7 million and lower off-island switching revenues of $6 million that were partially offset by higher subscriber line charges of $5 million (which resulted from a rate increase in July 2002).

         Directory and other revenues include revenues from directory publishing rights, telecommunications equipment rental and billing and collection services to competitor long distance operators. Directory and other revenues for the nine months ended September 30, 2003 increased $3 million, or 7%, to $50 million, from $47 million for the nine moths ended September 30, 2002. The increase was due to an increase in revenues from directory publishing rights of $3 million resulting from the change in the Company's method of accounting for revenues from directory publishing rights from the point-of-publication method to the amortization method.

    WIRELESS:

         Revenues from cellular and paging services and related equipment sales for the nine months ended September 30, 2003 increased $14 million, or 11%, to $151 million from $137 million for the comparable 2002 period. Cellular service revenues for the nine months ended September 30, 2003 increased $13 million, or 11%, to $141 million from $128 million for the same 2002 period. The increase was primarily the result of an increase of 15,000 cellular customers compared to the nine months ended September 30, 2002 due to attractive price plans and the implementation of a marketing strategy to align the Company's product and service offerings with those of Verizon Wireless in the U.S.

         Paging revenues declined $3 million for the nine months ended September 30, 2003. The decrease was related to a complete reduction of paging customers. The Company entered into an agreement to sell its paging division and received approval from the FCC of the negotiated agreement in July 2003. The Company closed the paging operations on August 2003.

         Wireless equipment sales increased $4 million, or 80%, to $9 million for the nine months ended September 30, 2003 from $5 million for the comparable 2002 period. This increase is a result of the increase in customers who subscribed for wireless services in 2003.

    OPERATING COSTS AND EXPENSES. Operating costs and expenses for the nine moths ended September 30, 2003 increased $117 million, or 20%, to $711 million from $594 million reported for the same period in 2002.

    WIRELINE:

         Wireline expenses for the nine months ended September 30, 2003 increased $104 million, or 21%, to $600 million from the $496 million reported for the same period in 2002.

         Labor and benefit expenses for the nine months ended September 30, 2003 increased $24 million, or 10%, to $280 million from $256 million reported for the same period in 2002, due to increases in OPEBs expense recognition of $27 million, which resulted from a decrease in the rate of return on plan assets in addition to a decrease in the discount rate, which reflects a softening economy. These increases were partially offset by a decrease in contractor and temporaries expense of $2 million and overtime expenses of $1 million as part of cost-constraint measures taken.

         Other operating expenses of $320 million for the nine months ended September 30, 2003, increased $80 million, or 34%, compared to the same 2002 period. The increase is due to cancelled capital projects of $29 million, which is mainly due to the write-off for the billing software system abandoned by the Company (an additional $3 million write-off is included as interest) and the pre-tax reserve of $66 million (an additional $7 million is included as interest) established in September 2003 for the end-user and AT&T refund referred to in the TRB Resolution and Order of February 2002. This increase was partially offset by a decrease in interconnection charges of $14 million that resulted from an interconnection settlement agreement and a decrease in rates.

    WIRELESS:

         Wireless expenses for the nine months ended September 30, 2003 increased $13 million, or 14%, to $111 million from the $98 million reported for the same period in 2002.

         Labor and benefit expenses remained constant at $24 million for the nine months ended September 30, 2003 and 2002.

         Other operating expenses for the nine months ended September 30, 2003 increased $13 million, or 18%, to $87 million from the $74 million reported for the comparable 2002 period. The increase was due to a higher subsidy on equipment sales of $7 million, the absence of a gain on the sale of land of $3 million recognized during the nine months ended September 30, 2002, higher commission and rent expenses of $2 million and $1 million, respectively.

         VOLUNTARY SEPARATION AND RETIREMENT PROVISIONS. In January 2003, an additional 29 qualified management employees accepted the voluntary separation program offered by the Company in December 2002, which resulted in a provision of $1.4 million. During the second quarter of 2003, 191 union employees accepted a combined voluntary separation program and retirement program offered by the Company that closed on June 20, 2003 and June 30, 2003, respectively, which resulted in an additional provision of $3.3 million.

         DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense of $187 million for the nine months ended September 30, 2003 was $10 million lower than for the comparable 2002 period. The decrease in depreciation and amortization expense is mainly due to a revision in wireline depreciation rates, which became effective July 1, 2002, reducing depreciation expense by $9 million for the nine months ended September 30, 2003, and the adoption of SFAS No. 143, effective January 1, 2003, which required the exclusion of the costs of removal from the Company's depreciation rates for assets for which the removal costs exceed salvage value. The decrease was partially offset by higher gross plant balances.

         INTEREST EXPENSE. Interest expense of $43 million for the nine months ended September 30, 2003 was $7 million higher than for the same 2002 period, due to the additional $7 million in interest of the pre-tax reserve of $66 million established in September 2003 as a result of the TRB Resolution and Order of February 2002.

         EQUITY INCOME FROM JOINT VENTURE. Equity income from joint venture remained constant at $2 million for the nine months ended September 30, 2003 and 2002. This equity income was generated from the Company's approximate 24% interest in VISI, the largest yellow page publishing company in Puerto Rico.

         MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY. A $1 million minority interest included in the Company's results of operations for the nine months ended September 30, 2003 represents Popular, Inc.'s 33% minority interest in Coqui.net.

         INCOME TAXES. A $5 million tax provision for the nine months ended September 30, 2003 reflects a 30% effective tax rate. The difference between the effective and the statutory tax rate of 39% equates to $5 million, primarily reflecting permanent differences related to interest accretion on the PRTA subscription receivable and equity income in subsidiary. The decrease of $5 million when compared to the $10 million provision reported for the nine months ended September 30, 2002 was due to lower earnings in 2003 and the recognition of a $42 million deferred tax benefit that resulted from the merger of Verizon Wireless into PRTC on May 1, 2002. (see Note 1)

         CUMULATIVE EFFECT OF ACCOUNTING CHANGE. Under the provisions of SFAS No. 143, the Company is required to exclude costs of removal from the Company's depreciation rates for assets for which the removal costs exceed salvage. Accordingly, in connection with the initial adoption of this standard on January 1, 2003, the Company has reversed accrued costs of removal in excess of salvage value from the Company's accumulated depreciation accounts for these assets. The adjustment was recorded as a cumulative effect of an accounting change, resulting in the recognition of a non-cash gain of $117 million ($71 million after tax). Effective January 1, 2003, the Company began expensing costs of removal in excess of salvage value for these assets as incurred.

         Effective January 1, 2003, the Company changed its method of accounting for revenues from directory publishing rights and related expenses from the point-of-publication method to the amortization method. Although both methods fully comply with accounting principles generally accepted in the United States, the change was made because the amortization method is becoming the industry standard. The cumulative effect of applying this accounting change to prior years is recognized as of January 1, 2003 as a one-time, non-cash loss of $17 million ($13 million, after tax).

LIQUIDITY AND CAPITAL RESOURCES

CONSOLIDATED FINANCIAL CONDITION

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2002


                                      NINE MONTHS ENDED SEPTEMBER 30,
                              -----------------------------------------------
                                  2003              2002            CHANGE
                              -------------    -------------    -------------
                                        (DOLLARS IN MILLIONS)
Cash provided by (used in):
    Operations                $         264    $         250    $          14
    Investing                          (104)            (134)              30
    Financing                          (170)            (127)             (43)

OVERALL LIQUIDITY ASSESSMENT

         The Company believes that cash from operations is sufficient to meet working capital needs. Current assets exceeded current liabilities at September 30, 2003 by $133 million. We believe our sources of funds, from operations and from readily available external financing arrangements, are sufficient to meet ongoing operating, financing and investing requirements. We expect that presently foreseeable capital requirements will continue to be financed through internally generated funds.

         We have an undrawn $400 million bank note facility maturing in March 2004, as well as a $40 million working capital credit facility maturing in June 2004. The bank note facility is a syndicated five-year revolving credit facility. At September 30, 2003, the Company had no outstanding balance under the working capital credit facility. An aggregate principal amount of $300 million of the Company's senior notes matured on May 15, 2002. During the year ended December 31, 2002, we refinanced these notes and the related interest payment through the issuance of new term loans in an aggregate principal amount of $225 million.

OPERATIONS

         Cash from operations continued to be our primary source of funds. The $14 million increase in cash from operations for the nine months ended September 30, 2003 as compared to the same period in 2002 was primarily due to lower voluntary separation payments of $10 million, lower management fee and royalties disbursements of $7 million, partially offset by higher operating income tax and property tax payments of $5 million.

         A total provision of $16.4 million has been recorded related to early retirement and voluntary separation programs for the nine months ended September 30, 2001 involving 113 employees. During the fourth quarter of 2002, the Company offered a voluntary separation program to qualified management employees. Eight qualified management employees accepted the program, and the Company recorded a $0.5 million non-cash provision.

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

INVESTING

         Net cash used in investing activities for the nine months ended September 30, 2003 was $104 million compared to $134 million for the same period in 2002. The $30 million decrease in cash used in investing activities is mainly due to a decrease in capital expenditures and costs of removal. Effective January 1, 2003, under SFAS No. 143, costs of removal are expensed when incurred.

         The capital expenditure program for 2002 amounted to $205 million, which was financed from internally generated funds. The decrease in capital expenditures during 2003 is partially due to decreased spending on specific software projects, as well as a general decrease in spending as the Company aligned its capital spending with softening demand for new wireline service.

         We have invested approximately $1.01 billion from the date of the Acquisition through September 30, 2003 to expand and enhance our networks. In 2003, we expect to make up to approximately $185 million in capital expenditures.

FINANCING

         Debt outstanding, excluding capital leases, decreased $142 million for the nine months ended September 30, 2003 and increased $186 million for the nine months ended September 30, 2002. Borrowings under bank loans, working capital facilities and the commercial paper program decreased from $323 million at December 31, 2002 to $181 million at September 30, 2003 and increased from $194 million at December 31, 2001 to $380 million at September 30, 2002.

         During 2002, the Company refinanced $300 million of senior notes, which matured on May 15, 2002, with new term credit agreements with four banks. The aggregate principal amount of the term loans is $225 million, with maturities ranging from two to three years, bearing interest at 60 to 100 basis points over LIBOR. During the third quarter of 2003, we issued advances to principal of term loans by $44 million reducing the term loans balance to $181 million at September 30, 2003.

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

         The shareholders' agreement requires the payment of dividends equal to at least 50% of net income, payable quarterly to the extent funds are legally available. For the nine months ended September 30, 2002, the Company paid dividends of $53 million corresponding to the first and second quarter of 2002 and the fourth quarter of 2001. For the nine months ended September 30, 2003, the Company paid dividends amounting to $68 million corresponding to the first quarter of 2003 and the fourth quarter of 2002. The senior note indentures and credit facility agreements do not contain restrictions on the payment of dividends.

CONTRACTUAL OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS


    CONTRACTUAL OBLIGATIONS &
    OTHER COMMERCIAL COMMITMENTS:                                             PAYMENTS DUE IN PERIOD
--------------------------------------------   ---------------------------------------------------------------------------------
                                                                                  (in millions)
                                                 Total       2003        2004        2005        2006        2007     Thereafter
                                               ---------   ---------   ---------   ---------   ---------   ---------  ----------

Long Term Debt, including interest rate swap   $     712   $      --   $      --   $      --   $     412   $      --   $     300
Term Credit Facilities                               181          --          68         113          --          --          --
Pension Benefit Obligations(1)                       476          73          95         111         108          89          --
Operating Leases                                      45          11           8           6           4           3          13
Capital Lease Obligations                              1           1          --          --          --          --          --
                                               ---------   ---------   ---------   ---------   ---------   ---------   ---------
Total                                          $   1,415   $      85   $     171   $     230   $     524   $      92   $     313
                                               =========   =========   =========   =========   =========   =========   =========


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

         April 2002: From 9.3 cents per minute to 7.9 cents per minute April 2003: From 7.9 cents per minute to 6.5 cents per minute April 2004: From 6.5 cents per minute to 5.0 cents per minute April 2005: From 5.0 cents per minute to 2.1 cents per minute

         The February 2002 Order also requires PRTC to pay a $68 million refund to end-user customers. The TRB calculated this amount based on the difference between the 9.3 cents and 7.9 cents rate for TRB-estimated traffic from the period beginning on April 1, 2000 through March 31, 2002. The refund can be made in 12 equal quarterly installments beginning on April 1, 2002. The Company filed with the Puerto Rico Circuit Court of Appeals (the "Court") an appeal of the February 2002 Order in which the Company alleges that the TRB made errors of law and procedure in its determination of access charges and its order requiring the Company to make the cash refund. On March 27, 2002, the Court stayed the refund and the rate reduction until the hearing of the appeal.

         On April 2, 2002, AT&T, Sprint and LTD (the "Carriers") filed a petition with the Court for review of the February 2002 Order, requesting the Court to order the rate reduction without a phase-in period, remand the case back to the TRB, direct the TRB to calculate the refund from the period beginning on April 1997 instead of April 2000, and require that the refund be paid to the Carriers instead of end-user customers.

         The hearing involving oral presentations by the parties was held on February 19, 2003. On April 22, 2003, the parties filed their corresponding post-hearing final briefs therefore finally submitting the case for adjudication. On August 19, 2003, the Court issued its final decision on the proceeding confirming the TRB Order on Reconsideration of February 28, 2002 in all respects and rejecting the claims of PRTC and the Carriers. On September 4, 2003, PRT requested reconsideration of the Court's determination on the grounds that although the Court correctly described the applicable legal standards the Court erred in applying those standards to the facts of the case. On October 2, 2003, the Court denied PRTC's reconsideration. As a result of the Court's decision, the Company established a pre-tax reserve of $73 million, including interest, in September 2003 for the end-user and AT&T refund referred to in the February 2002 Order. This reserve is in addition to the reserve established in connection with the stay of the TRB Order on Reconsideration issued by the Court.

         On October 30, 2003, the Company filed a petition for a writ for certiorari before PR Supreme Court challenging the $68 million refund portion of the Order. The phased down portion of the Order was settled with the major carriers. The Company believes that the Carriers' petition for review is without merit.

         In November 2003, the Company proposed, and two members of the TRB indicated their support for, a plan to revise the Board's end-user refund order and end the dispute over this issue. Under the terms of this plan, instead of making the refunds as ordered by the TRB, PRTC will eliminate the touchtone charge, implement expanded local calling areas and provide certain credits to the residential basic rent. The estimated 2003 cash flow impact is a reduction of $15 million.

CARRIER ACCESS BILLING

         During the first and second quarter of 2003, some carriers established a series of billing claims with the company regarding tariff interpretation, traffic routing at the network level and misclassification of access traffic for determination of applicable access elements.

         The company entered into negotiations with the major carriers and settled the billing claims and phased-rate reductions required by the February 2002 Order. Management deems there are no other material impacts to the company's financial results.

PUBLIC TELEPHONE SERVICE PROVIDER - ANTI COMPETITIVE ACTIONS

         On November 8, 2001, Telefonos Publicos de Puerto Rico, Inc. ("TPPR"), the largest competitive provider of public pay phones in Puerto Rico filed a suit in the United States District Court of Puerto Rico, claiming predatory, exclusionary and anticompetitive acts and seeking $75 million in damages. We filed a motion to dismiss the case and are awaiting a decision from the court.

         Pan American Telephone, Inc., Intouch Telecommunications, Inc., and Choicetel Communications, Inc., three additional competitive providers also filed a similar suit in the United States District Court of Puerto Rico on September 4, 2002 on the same grounds. On November 8, 2002, after having evaluated and determined that this suit is similar to TPPR's suit, we filed a motion to dismiss the case. We are currently awaiting a decision from the court.

         On August 16, 2002, PSA, the parent company for Phoenix of Puerto Rico filed a suit in the United States bankruptcy court in the District of Delaware, claiming anti competitive acts. The claims have since been transferred to the United States District Court of Delaware and the disputes between the two parties include PRTC's amended administrative claim against PSA, and PSA's complaint for over $9 million against PRTC. PRTC has filed a motion to dismiss and change of venue which is pending before the United States District Court of Delaware.

         The Company's management believes all of these claims are without merit.

P.R. DEPARTMENT OF EDUCATION (THE "PRDOE") DEBT

         On June 30, 2003, PRTC filed a complaint against the PRDOE with the Superior Court, seeking collection of monies for $31 million due for services rendered under the Reeducate Program, which is based on the Federal E-Rate Program, from 1999 to June 30, 2003. The Reeducate Program funds Internet connections for schools throughout Puerto Rico and PRTC has provided services under contract to the PRDOE. The outstanding amount that PRDOE currently owes to PRTC is $34 million. PRTC intends to amend the complaint to reflect the proper amount owed. From the amount claimed, 89% would be paid by the Federal Communications Commission's School & Libraries Division ("SLD"), who administered the Federal E-Rate Program, if the funding for the fourth and fifth years under the program is released.

         PRTC is currently evaluating the outstanding amounts owed by PRDOE for the third year under the program, which is approximately $1.2 million, after SLD paid its corresponding percentage (87%) under the program.

CTI ASSET TRANSFER

         Prior to the Acquisition, PRTC transferred its net wireless assets on September 1, 1998 to CTI (which became Verizon Wireless, a division of PRTC, on May 1, 2002). Our predecessors later filed a waiver request in 1998 with the FCC to record this transfer at book value instead of fair value. Since our predecessors had not included the costs of wireless operations in the regulated rate setting process, we believe that ratepayers did not bear the cost of our predecessor's wireless investment.

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

         Neither the FCC nor the TRB has commenced any further proceedings to address this issue. While we believe that the resolution of this matter and any related proceedings will not have a material effect on the Company's financial condition and results of operations, we cannot provide assurance that any further regulatory actions will be favorable to the Company.

PRICE CAP REGULATION

         The FCC requires that companies that set interstate access rates based on a price cap formula must use the price cap formula for all of their affiliates. The price cap formula is based on a plan called Coalition of Affordable Local and Long Distance Service that used rate-of-return as a basis for setting rates. The Company was originally required to implement price caps by March 2, 2000.

         However, the FCC delayed conversion to price cap regulation until June 30, 2002, and the Company has requested a further extension until June 30, 2003. Under an order released by the FCC on April 18, 2002, the Company is no longer required to file a waiver request until the FCC completes its review of the "all-or-nothing" rule.

INTERSTATE HIGH COST SUBSIDY

         On October 21, 1999, the FCC adopted a new high cost support mechanism, which has resulted in the phase out of the Company's high cost subsidy revenues. These revenues were $49 million in 2000, $33 million in 2001 and $4 million for 2002. On February 28, 2003, PRTC sent a letter to the FCC, requesting the FCC to take action to restore the high-cost universal service support that the Company lost due to FCC policies adopted for non-rural companies based on the cost characteristics of mainland companies. PRTC requested that the FCC address the loss of its universal service support by adopting rules for insular areas that are similar to those applied to rural carriers. In an order dated October 16, 2003 and released October 27, 2003, the FCC rejected PRTC's request for reconsideration of its non-rural high cost support mechanism, but did not deal with its February 28, 2003 request.

MESSAGE PROCESSING AND BILLING SYSTEM

         The Company has an agreement with a provider for the implementation of a traffic polling and billing software system for its wireline operations. While the traffic polling portion has been implemented, management has determined that it is in the Company's best interests to abandon the billing portion of the software system. The amount of capitalized costs for software and labor related to the billing portion of $32.3 million was written off and included in operating expenses during the second quarter of 2003. Management is currently in discussions with the provider of the system and seeking a satisfactory resolution of this matter.

BROTHERHOOD OF INDEPENDENT TELEPHONE WORKERS ("HIETEL") UNION CONTRACT

         In October 2003, one of our union contracts, a collective bargaining agreement with the HIETEL expired. The Company is currently in negotiations for a new agreement with the HIETEL.


RECENT ACCOUNTING PRONOUNCEMENTS

See Note 4 to the condensed consolidated financial statements contained in Part 1, Item 1 of this report for disclosure on recent accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE SENSITIVITY

         We are exposed to market risk in the normal course of business, resulting primarily from interest rate changes on our senior notes and interest rate swap agreements.

         The following table summarizes the fair value of our senior notes and interest rate swaps at September 30, 2003 and December 31, 2002 and provides a sensitivity analysis of the fair values of these instruments assuming a 100 basis point increase or decrease in the yield curve. The sensitivity analysis does not include the fair values of our floating-rate debt since it is not significantly affected by changes in market interest rates.

                                                              FAIR VALUE
                                                      ASSUMING A 100 BASIS POINT
                                                      ---------------------------
                         BOOK VALUE     FAIR VALUE     INCREASE       DECREASE
                        ------------   ------------   ------------   ------------
                                              (in thousands)
September 30, 2003:

   Senior notes         $    699,830   $    777,153   $    751,186   $    804,329
   Interest rate swap          4,749          4,749            728          8,825
                        ------------   ------------   ------------   ------------
      Total             $    704,579   $    781,902   $    751,914   $    813,154
                        ============   ============   ============   ============

December 31, 2002:

   Senior notes         $    699,802   $    747,000   $    724,420   $    783,860
   Interest rate swap          2,883          2,883            359          5,405
                        ------------   ------------   ------------   ------------
      Total             $    702,685   $    749,883   $    724,779   $    789,265
                        ============   ============   ============   ============

ITEM 4. CONTROLS AND PROCEDURES

         The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed in the Company's reports is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. In designing and evaluating the Company's disclosure controls and procedures, the Company's chief executive officer and chief financial officer recognized that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company's chief executive officer and chief financial officer have evaluated the effectiveness of the Company's disclosure controls and procedures, as of the end of the period covered by this report (the "Evaluation Date"). They have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were effective at the reasonable assurance level.

         There has been no change in the Company's internal control over financial reporting during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

         b) No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         TELECOMUNICACIONES DE PUERTO RICO, INC.


                                   By:   /s/ JON E. SLATER
                                       -------------------------------------
                                       Name:  Jon E. Slater
                                       Title: Chief Executive Officer
                                       Date:  November 14, 2003


                                   By:  /s/ WALTER C. FORWOOD
                                      --------------------------------------
                                       Name:  Walter C. Forwood
                                       Title: Chief Financial Officer
                                       Date:  November 14, 2003


                                   By:   /s/ ADAIL ORTIZ
                                      -----------------------------------------
                                       Name:  Adail Ortiz
                                       Title: Chief Accounting Officer
                                       Date:  November 14, 2003

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

       EXHIBIT
       NUMBER                                DESCRIPTION
       ------                                -----------

         10.29 Assignment and Acceptance agreement, dated as of December 31, 2002, relating to the $50 million 3-Year Term Credit
                  Agreement, dated as of June 24, 2002. (Incorporated by reference to Exhibit 10.29 of the Company's Annual Report on Form 10-K for the year ended December 31, 2002 (File
                  333-85503)).

         10.30    Collective Bargaining Agreement between the Puerto Rico
                  Telephone Company and the Independent Union of Telephone
                  Employees of Puerto Rico effective from January 18, 2003 until
                  January 17, 2006. Approved on February 13, 2003. (Incorporated by reference to Exhibit 10.30 of the Company's Annual Report on Form 10-K for the year ended December 31, 2002 (File
                  333-85503)).

         10.31 Second Allonge to the $90 million working capital revolving credit agreement dated as of June 30, 2003. (Incorporated by reference to Exhibit 10.31 of the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2003 (File
                  333-85503)).

         31.1     Certification of Principal Executive Officer, filed herewith.

         31.2     Certification of Principal Financial Officer, filed herewith.

         32.1     Certification Required by 18 U.S.C. Section 1350 as Adopted
                  Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.