Form 10-K
period 2003-12-31
TELECOMUNICACIONES DE PUERTO RICO INC
filed 2004-03-30
CIK 1089357

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2003

or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from         to

Commission File Number 333-85503

Telecomunicaciones de Puerto Rico, Inc.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Commonwealth of Puerto Rico (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	66-0566178 (IRS EMPLOYER IDENTIFICATION NO.)

1515 FD Roosevelt Ave. Guaynabo, Puerto Rico	00968
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	(ZIP CODE)

Registrant’s telephone number, including area code 787-792-6052

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

None	None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [X] NO [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer.

YES [  ] NO [X]

At June 30, 2003, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $47 million. This amount represents the value of the vested shares under the Employee Stock Ownership Plan (“ESOP”) at a stated price of $51.81. The stated price was established under a share option agreement, dated as of March 2, 1999, which was entered into as part of the acquisition by GTE Corporation of a 40% interest in the registrant. For a description of the acquisition and share ownership of the registrant, see Part I, Item 1, “Business” and Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management.”

At March 30, 2004, 25 million shares of no par common stock of the registrant were outstanding.

ITEM 1. BUSINESS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     In this Annual Report on 10-K, the Company has made forward-looking statements. These statements are based on the Company’s estimates and assumptions and are subject to certain risks and uncertainties. Forward-looking statements include information concerning possible or assumed future results of operations, as well as those statements preceded or followed by such words as “anticipates,” “believes,” “estimates,” “expects,” “hopes,” “targets” or similar expressions.

     Future results could be affected by subsequent events and could differ materially from those expressed in the forward-looking statements. If future events and actual performance differ from the Company’s assumptions, the actual results could vary significantly from the performance projected in the forward-looking statements.

     The following important factors could affect future results and could cause those results to differ materially from those expressed in the forward-looking statements: (1) materially adverse changes in economic conditions in Puerto Rico; (2) material changes in available technology; (3) the final resolution of regulatory initiatives and proceedings, including arbitration proceedings pertaining to, among other matters, the terms of interconnection, access charges, universal service, unbundled network elements and resale rates; (4) changes in our accounting policies that may be required by regulatory agencies, including the Securities and Exchange Commission (“SEC”) or that result from changes in the accounting policies or their application, which could result in an impact on earnings; and (5) the extent, timing, success and overall effects of competition from others in the Puerto Rico telecommunications service industry.

OVERVIEW

     We are the largest telecommunications service provider in Puerto Rico and the seventh largest local exchange carrier in the United States as measured by access lines in service. Wireline service, which has been provided since 1914, is marketed under the PRT brand. At December 31, 2003, we had approximately 1.2 million access lines in service, including 940,000 residential and 290,000 business lines. Since November 2001, we have been marketing our cellular service under the Verizon Wireless brand as part of a strategy to align our product and service offerings with those of Verizon Wireless in the U.S.

     We have invested approximately $1.1 billion from the date of the Acquisition (as defined below) through December 31, 2003 to expand and enhance our network. In 2004, we expect to invest an additional $160 million in capital expenditures. Our digital switching wireline network encompasses over 83,000 fiber miles with speeds of up to OC-192 and supplies direct fiber optic connections to more office buildings than any other service provider on the island. Our cellular network utilizes the code division multiple access (“CDMA”) standard and the time division multiple access (“TDMA”) standard. During 2003, the Company decided to switch all TDMA clients to the CDMA network. We have invested approximately $81 million since 2001 in a new network overlay using the CDMA standard. We commenced selling CDMA service in December 2001.

STRATEGY

     We expect to maintain our wireline market leadership position by improving customer service, providing value, and meeting increasing customer bandwidth requirements. We are focused on reducing service and repair provisioning, repair intervals and improving the responsiveness of our customer care personnel. Customer value will be delivered through bundled plans, including offerings of long distance, Internet, Digital Subscriber Line (“DSL”), wireless access, and value-added local services, such as caller ID, call forwarding and call waiting. Our network deployment plans are designed to meet business and government expectations for dedicated high-speed bandwidth access, as well as residential consumer demand for DSL service to enhance Internet access speed.

     Our wireless strategy seeks to retain our significant base of postpaid cellular customers as well as targeting our competitors high-value customers focus on the reliability of our network and the coverage of our network together with innovative products and pricing offerings.

BUSINESS OVERVIEW AND CORPORATE RESTRUCTURING

     Telecomunicaciones de Puerto Rico, Inc., a Puerto Rico corporation (“we”or the “Company”), holds 100% of the common stock of Puerto Rico Telephone Company, Inc. (“PRTC”), PRT Larga Distancia, Inc. (“PRTLD”), and Datacom Caribe, Inc. (“Datacom”). The Company holds a 67% interest in Coqui.net Corporation (“Coqui.net”), in which Popular, Inc., one of our shareholders, holds the remaining 33% interest. The Company also holds a 24% interest in Verizon Information Services Puerto Rico, Inc. S en C. (“VISI”), in which GTE Holdings (Puerto Rico) LLC, our majority shareholder, holds a 36% interest. PRTC is the incumbent local exchange carrier for the island of Puerto Rico. Wireline service is provided by PRTC and wireless services are provided by Verizon Wireless, a division of PRTC. The Company’s off-island long distance service is provided by PRTLD and its dial-up Internet access service is provided by Coqui.net. Directory publishing revenues are generated by VISI.

     GTE Corporation (“GTE”), through its subsidiary GTE Holdings (Puerto Rico) LLC, acquired a 40% interest in and management control over the Company on March 2, 1999 from Puerto Rico Telephone Authority (“PRTA”), an entity of the Commonwealth of Puerto Rico (the “Acquisition”). In connection with the Acquisition, Popular, Inc. acquired a 10% interest in the Company. GTE and Bell Atlantic Corporation merged on June 30, 2000 to form Verizon Communications Inc. (“Verizon”). On January 25, 2002, GTE Holdings (Puerto Rico) LLC and Popular, Inc. acquired an additional 12% and 3% interest in the Company, respectively, by exercising an option each had held since the Acquisition (the “Option Exercise”). Verizon and Popular, Inc. acquired the additional ownership interest from PRTA Holdings Corp., a subsidiary of the PRTA (“PRTA Holdings”). Verizon and Popular, Inc. paid PRTA Holdings $138 million and $34 million, respectively, for a total of $172 million in cash for the additional 3,750,000 shares at a $45.9364 per share price established in a share option agreement entered into at the time of the Acquisition. As a result, Verizon owns 52%, Popular owns 13%, PRTA owns 28% and the Employee Stock Ownership Plan (“ESOP”) owns 7% of the outstanding capital stock of the Company. The Company is an affiliate of Verizon, which consolidates the Company’s financial results with its own financial results.

PRTC/VERIZON WIRELESS MERGER

     On May 1, 2002, the Company completed a tax-free reorganization whereby it merged Verizon Wireless Puerto Rico, Inc. (“Verizon Wireless”) into PRTC. Prior to the merger, the Company created a new wholly-owned subsidiary, PRTLD, to carry the off-island long distance business previously provided by Verizon Wireless. The objectives of the reorganization were to (i) integrate the wireline and wireless operations without jeopardizing the continuity of the off-island long distance license, (ii) simplify the overall corporate structure to reduce administrative costs, and (iii) provide better control and monitoring of the off-island long distance business and increase its potential for growth in Puerto Rico.

BUSINESS SEGMENTS

     We have two reportable segments: Wireline and Wireless. For additional information on our reportable segments, see Note 18 to our consolidated financial statements included under Part II, Item 8, “Financial Statements and Supplementary Data.”

     The Wireline segment consists of:

•	Local services, including basic voice, telephone and telecommunications equipment rentals, value-added services, high-speed private line services, Internet access and public phone service;

•	Long distance services including direct dial on-island and off-island, operator assisted calls, prepaid calling card and high-speed private line services;

•	Access services to long distance carriers, competitive local exchange carriers, and cellular and paging operators to originate and terminate calls on our network;

•	Directory publishing rights revenues; and

•	Telecommunication equipment sales and billing and collection services to competing long distance operators in Puerto Rico.

     The Wireless segment consists of:

•	Cellular service; and

•	Wireless equipment sales.

REVENUES

	YEARS ENDED DECEMBER 31,
	(DOLLARS IN MILLIONS)
	2003		2002		2001
WIRELINE:
Local	$579	45%	$578	45%	$566	41%
Long Distance	138	11	146	11	186	13
Network Access	295	23	325	25	355	25
Directory and Other	68	5	67	5	84	6

Total Wireline	1,080	84%	1,116	86%	1,191	85%

WIRELESS:
Postpaid Cellular	161	13	146	11	152	11
Prepaid Cellular	26	2	27	2	25	2
Paging	1	—	5	—	15	1
Wireless Equipment and Other	13	1	7	1	14	1

Total Wireless	201	16%	185	14%	206	15%

Revenues	$1,281	100%	$1,301	100%	$1,397	100%

     Reclassifications of prior years’ data have been made to conform to the 2003 presentation. For further information, refer to Note 2 to our consolidated financial statements included under Part II, Item 8, Financial Statements and Supplementary Data.”

WIRELINE

LOCAL SERVICES

     OVERVIEW

     Local services include basic voice services, value-added services, special services, Internet and data access, and deferred activation and installation services. The following table reflects the breakdown of residential and business access lines in service, excluding public phones, direct inward dialed business lines, wide area telecommunications services lines, private branch exchange trunks, and cellular and paging customers:

ACCESS LINES IN SERVICE

	Year Ended December 31,
	2003	2002	2001
	(In thousands except percentages)
Residential	940	957	965
Business/Government	290	303	308

Total Access Lines in Service	1,230	1,260	1,273

Growth	(2.4)%	(1.0)%	(0.8)%

     BASIC VOICE SERVICE

     Basic voice service is the largest component of local service revenues, generating $356 million, or 28%, of total revenues for the year ended December 31, 2003. Basic voice is a regulated service and rate structures have not changed since 1982. Rates are categorized as either residential or business/government and are further divided into four zones based on town boundaries. Residential customers have a choice of selecting an unlimited local calling plan or a measured service plan at a fixed price of 13 cents per message unit within a local calling area. As of December 31, 2003 there were 68 local calling areas. Business customers must be on a measured service plan.

     As part of the Company’s value added services, the Company will reduce in 2004 from 68 to 10 larger local calling areas as part of a four phased reduction plan resulting from a study of the customers calling patterns and the commercial zones movement.

     Business/government customers pay basic local rate ranging from $36.65 to $38.25 per month and $68.00 average revenue per user (“ARPU”) when measured service is included. The unlimited local service plan for residential customers varies significantly by zone. San Juan and Ponce residential customers, who are in zone 1, pay $18.80 per month while customers in the rural area, who are in zone 4, pay $8.45 per month. Residential basic ARPU approximates $22.00 excluding a Federal Communications Commission (“FCC”) imposed subscriber line charge of $6.50 per month to primary residential customers. For single-line business customers the subscriber line charge is also equal to $6.50, while $9.20 per month is charged to multi-line business customers. These subscriber line revenues are classified as access revenues. These rates also exclude other enhance services as directory assistance and white-page directory listings.

     TELEPHONE RENTAL

     Approximately 56% of single-line business customers and 31% of residential customers rent telephones. We generated $16 million in revenues from telephone rentals for the year ended December 31, 2003, representing a decrease of $3 million, or 16%, as compared to the same period in 2002 mainly due to customer tendency to purchase equipment. Rental levels are still high compared to those of U.S. mainland operators, as we own the inside wire on many of our customer’s premises and must maintain the inside wire and phone.

     VALUE - ADDED SERVICES

     Value-added services include over 15 voice features, such as caller ID, call waiting, and voice mail. Charges for these features range from $1.50 to $6.25 per month. Some of these features are also sold in discounted bundled packages. Approximately 42% of our residential customers purchase at least one of these features. Our revenues from value-added services were $47 million for the year ended December 31, 2003, representing an increase of $2 million, or 5%, as compared to the same period in 2002.

     SPECIAL SERVICES

     Special services include private high-speed dedicated lines marketed to businesses for data transport. Our revenues from special services remained constant at $54 million for the year ended December 31, 2003, as compared to the same period in 2002.

     INTERNET ACCESS

     We market unlimited dial-up Internet access through Coqui.net, one of our subsidiaries, under two brands (PRT.net and Coqui.net) which averaged $16 per month for 2003. We generated $29 million of revenue in 2003 from 164,000 dial-up Internet access customers at December 31, 2003, an increase of $4 million and 29,000 customers over prior year, or 16% in revenues and 22% in customers, respectively.

     PUBLIC PHONES

     Public telephone revenues in 2003 were $9 million, an increase of $1 million, or 13%, from the prior year. This increase is mainly due to an FCC mandated dial around compensation refund of $2 million that we received from one of our carriers, partially offset by a decrease in revenues of $1 million due to 2,000 fewer phones as compared to prior year. The Company continues to focus on rationalizing margin locations and the impact of customers’ traffic migration to the cellular network. We hold less than 50% of the public phone market at December 31, 2003.

NETWORK ACCESS

     Network access services are provided to long distance carriers, resellers, other local exchange carriers, cellular and paging companies for the origination and termination of calls on our network. These entities pay access charges based on specific agreements, which some have durations of one to three years. We also collect network access fees directly from our customers from FCC-mandated line charges.

     Network access revenues for the years ended December 2003, 2002 and 2001 were $295 million, $325 million and $355 million, respectively, and included the following amounts:

	Year Ended December 31,
	2003	2002	2001
	(In millions)
O Federal long-term support subsidies	$81	$86	$91
O Subscriber line charge	97	91	61
O Federal High Cost subsidies & Local Universal Service Fund Charge	5	4	33
O Per minute wireline access charges:
o On-island switched	49	59	69
o Off-island switched & common carrier line	20	40	64
o Off-island special	24	23	18
o Wireless interconnection	19	22	19

	$295	$325	$355

     Long-term and High Cost federal subsidies are received through pooling arrangements administered by the National Exchange Carriers Association (“NECA”). Subscriber line charge increased in 2003 due to an increase from $6.00 per month to $6.50 per month for primary residential and single line business customers, while multi-line business customers monthly charge remained constant at $9.20. This increase was offset by a decrease in off-island switched and common carrier line charges directly associated with the increase in subscriber line charges and in on-island switched charges. On October 21, 1999, the FCC adopted a new high cost support mechanism, which has resulted in the phase out of the Company’s High Cost Subsidy revenues.

LONG DISTANCE

     Long distance revenues include direct dial on-island and off-island, operator-assisted calls, prepaid calling cards and on-island private line revenues. The following chart shows our minutes of use (MOU) in the on-island and off-island long distance market for the years ended December 31, 2003, 2002 and 2001, respectively:

	Year Ended December 31,
	2003	2002	2001
	(In millions)
Long distance MOU:
On-island Long Distance minutes	757	811	1,021
Off-island Long Distance minutes	170	171	191

     Long distance revenues of $138 million in 2003 reflected a decrease of $8 million as compared with 2002 due mainly to the introduction of value-added plans and lower traffic as customers calling migrated to other networks, primarily cellular.

DIRECTORY SERVICES

     We received $20 million in publishing revenue in 2003 under a revenue sharing arrangement with VNU World Directories, Inc. (“VNU”). VNU is the publisher of white and yellow page directories distributed in Puerto Rico and there is no other significant competitive product. We entered into a 95-year agreement in 1999 with Verizon Information Services, Inc. a joint venture among VNU, Verizon, and ourselves which provides us a publishing right of 35% of yellow page advertising revenues, plus billing and collection fees.

BILLING AND COLLECTION SERVICES

     We generated revenues of $11 million in 2003 from billing and collection services primarily from AT&T and TLD, the two largest competitive off-island long distance carriers. This is a decrease of $2 million from the prior year due to lower retail long distance traffic as customer traffic migrates to cellular technology. Both carriers represented approximately 89% of our total billing and connection fees for 2003. Our contract with TLD expired in October 2003, and we are currently negotiating a new contract with TLD. Our contract with AT&T expires in June 2004.

WIRELESS

     The following table shows the breakdown of our cellular and paging customers:

CELLULAR AND PAGING CUSTOMERS

	Year Ended December 31,
	2003	2002	2001
	(In thousands except percentages)
Cellular Customers:
Postpaid	240	228	200
Prepaid	113	123	102

Total Cellular Customers	353	351	302

Growth	0.6%	16%	(10)%
Paging Customers	0	16	49

CELLULAR SERVICE

     Cellular demand has grown rapidly in recent years due to increased competition, attractive price plans, prepaid calling cards, and wide market acceptance. We offer digital cellular service under the Verizon Wireless brand in the B block 800-megahertz frequency using both TDMA and CDMA. We have invested $81 million since 2001 in a CDMA overlay network and commenced selling this service in December 2001.

     At December 31, 2003, there were six facility-based cellular operators providing service with varying coverage in Puerto Rico. Competition in the market has resulted in the emergence of a variety of plans with large bundles of free night and weekend minutes as well as free incoming calls.

     We have 19 stores and kiosks throughout the island, which generate approximately half of our postpaid and prepaid gross additions. The balance is sold through various dealers and agent outlets. Roaming agreements have been signed with AT&T, Verizon Wireless, and BellSouth to increase coverage for our customers on the U.S. mainland. We are also offering roaming in other countries, including the Dominican Republic, through Verizon Dominicana (formerly Codetel), a Verizon affiliate, and in the U.S. Virgin Islands.

     Postpaid customer growth of 5% is below prior year growth. We also experienced a decrease in prepaid customers of 8%. In late 2001, we began marketing our cellular service under the Verizon Wireless brand as part of a strategy to align our product and service offerings with those of Verizon Wireless in the U.S.

     ARPU was $40 in 2003, a $1 decrease from the prior year. Postpaid ARPU was $51 in 2003, a $1 decrease from the prior year and prepaid ARPU was $19 in 2003, a $1 decrease from prior year.

     Postpaid customer churn was 3.2% per month in 2003, an increase of approximately 0.3% from the prior year. We believe churn is relatively high compared to U.S. mainland standards mainly due to the intensity of competition with six facilities-based competitors and higher disconnections as a result of non-payment.

NETWORK INFRASTRUCTURE

     We have invested approximately $1.1 billion from the Acquisition date through 2003 including $176 million in 2003 to expand and enhance our networks.

WIRELINE NETWORK

     Our network has evolved into a multi-protocol network, handling SONET, ATM and IP with the following characteristics:

•	Our 100% digital switching network includes 29 local host central offices and two access tandems to ensure redundancy and network reliability. Also, we have a long distance switch to provide access to national and international long distance calls.

•	Approximately 90% of our transmission circuits use fiber optic systems consisting of 83,000 miles of fiber optic cable in fiber-ring and point-to-point configurations.

•	The entire fiber optic backbone transport network consists of self-healing SONET rings operating at bandwidths up to OC-192, with new equipment installed capable of evolving to DWDM. Fiber optic cable facilities have been provided to over 200 office buildings for business and residential customers.

•	Approximately 39% of the outside cable serving the local loop is underground and buried.

•	Our network is monitored by a network monitoring center, which operates 24 hours per day, with the capabilities to monitor customers’ IP based networks.

•	Our Remote Access Server (“RAS”) network includes 28 nodes located throughout the island connecting Internet customers of various ISP providers through more than 40,000 modems.

•	DSL service has been extended to 287 sites equipped with an aggregate of 37,160 ports. As of December 31, 2003, we had approximately 21,000 DSL customers, representing an increase of 7,000 customers as compared to last year.

•	Our ATM network provides ATM and Frame Relay services and also serves as the transport medium for DSL and RAS networks. This network also provides PRTC with IP capability.

WIRELESS NETWORK

     We operate a CDMA and TDMA digital network through 320 wireless cell sites covering the entire island. We have invested $81 million since 2001 in a CDMA overlay network as part of our business strategic plan to fully migrate our customers to CDMA network. See item 8 Financial Statements and Supplementary Data. We commenced selling CDMA service in December 2001.

EMPLOYEES

     The workforce totaled 5,381 full-time employees at December 31, 2003 of which 76 % are represented by two unions, the Union of Independent Telephone Workers, known as UIET, and the Brotherhood of Independent Telephone Workers, known as HIETEL.

     A new 3-year contract was signed effective January 17, 2003, with the UIET union, involving approximately 2,800 members. The UIET contract contains wage increases of 4.4% in 2003, 4.2% in 2004, and 4.0% in 2005. If the union workforce remains unchanged, these increases, together with benefit improvements, payroll taxes and offsetting concessions, will result in increases of labor costs of $1.5 million for 2003, $5.9 million for 2004 and $9.9 million for 2005. The HIETEL contract, involving approximately 1,300 members, expired in October 2003 and we are currently negotiating a new contract. At this time, we can not determine when and upon what terms the negotiations will be completed.

     The Company offered a voluntary separation program to qualified management employees during the fourth quarter of 2002 and recorded a $0.5 million non-cash provision as a result of 8 employees accepting the program.

     In January 2003, an additional 29 qualified management employees accepted the voluntary separation program, representing an expense of $1.4 million, which was recorded in the first quarter of 2003. During the second quarter of 2003, the Company offered to members of one of the unions a voluntary separation program that closed on June 20, 2003, which 44 qualified employees accepted. Also, during the second quarter of 2003, an additional 147 employees in the UIET union accepted a retirement program offered by the Company that closed on June 30, 2003. As a result of these two programs, an additional provision of $3.3 million was recorded.

     In December 2003, the Company offered an early retirement program to qualified management employees. A non-cash provision of $12.6 million was recorded relating to 147 employees who had accepted as of December 31, 2003.

     As a result of the voluntary separation and retirement program mentioned above, the reduction in workforce totaled 367 in 2003, or 6%.

CONCESSION AND LICENSES

     We hold concessions, licenses and permits adequate for the conduct of our business in the markets which we serve. Advances in technology, together with a number of regulatory, legislative and judicial actions, continue to accelerate and increase competition in those markets we serve.

ENVIRONMENTAL REGULATIONS

     Our operations are subject to federal and local laws and regulations governing the use, storage, disposal of, and exposure to, hazardous materials, the release of pollutants into the environment and the remediation of contamination. As an owner or operator of facilities in which hazardous materials are used, we could be subject to environmental laws that impose liability for the entire cost of cleanup at contaminated sites, regardless of fault or the lawfulness of the activity that resulted in the contamination. We believe, however, that our operations are in substantial compliance with applicable environmental laws and regulations.

     Many of our properties contain underground and aboveground storage tanks used for the storage of fuel. Some of these tanks may have leaked or otherwise caused contamination. We have remediated known contamination at a number of properties. We cannot be certain, however, that we have discovered all contamination or that the regulatory authorities will not request additional remediation at sites that have previously undergone remediation.

     Our cellular operations are also subject to regulations and guidelines that impose a variety of operational requirements relating to radio frequency emissions. The potential connection between radio frequency emissions and certain negative health effects, including some forms of cancer, has been the subject of substantial study by the scientific community in recent years. To date, the results of these studies have been inconclusive. Although we have not been named in any lawsuits alleging damages from radio frequency emissions, it is possible that we could be sued in the future, particularly if scientific studies conclusively determine that radio frequency emissions are harmful.

REGULATORY ENVIRONMENT IN PUERTO RICO

     We are regulated by the FCC and the Telecommunications Regulatory Board of Puerto Rico (“TRB”), and are subject to the Federal Telecommunications Act of 1996 (“the Act”) and the Puerto Rico Telecommunications Act. The Act opened our local exchange market to competition. There is one facility-based competitive local exchange carrier and two resellers of wireline local service on the island. The blended discount rate to resellers was approximately 24% based on negotiated agreements. Dialing parity, which opened up the on-island long distance market to competition, was introduced in February 1999. Our intra-island access charges are based on rate-of-return methodology.

     Basic local rates have remained unchanged since 1982 at $18.80 per month for residential unlimited service in the metro area. Additionally customers are billed a subscriber line charge of $6.50 per month and off-island long distance rates are similar to interstate rates in the US mainland at $.07 per minute. Our local tariff structure has historically had 68 local calling area zones. At the end of 2003 we agreed to expand our local calling zones to respond to customer demand, and in February instituted a four phase program to reduce the number of local calling areas to 10 by the end of 2004. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Regulatory and Other Matters – Intra-Island Long Distance Access rate Dispute.”

     The TRB has adopted a forward looking economic model to set intra-island access charges and reductions in those rates are being implemented in phases which will be completed in April 2005 in accordance with commitments made to the major carriers and the TRB. In addition to ordering significant reductions in intra-island access charges, the TRB has ordered a $68 million refund to end-user customers relating to this dispute for which the Company has established a pre-tax reserve of $73 million, including interest. For more information, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Regulatory and Other Matters – Intra-Island Long Distance Access rate Dispute.”

     On January 1, 2002, the TRB adopted a local universal service fund for qualified low-income customers. This lifeline program is funded by all intra-island telecommunications providers through contributions to the TRB based on intra-island retail revenues. Qualified lifeline customers receive a local $3.50 per month credit along with an additional federal $1.75 per month credit from the Company. These credits together with existing federal credits of $8.25 per month result in total credits for a lifeline customer of $13.50 per month. Contributions made by the Company to the TRB are recovered through an end-user charge that commenced on March 1, 2002. The Company is reimbursed from the TRB for credits given to Lifeline customers.

     The wireless business is not subject to price regulation.

     INFORMATION ON OUR INTERNET WEBSITE

     Our website address is www.telefonicapr.com and contains links to our SEC filings. We have adopted a written Code of Ethics applicable to all directors, officers and employees and is also available on our website.

ITEM 2. PROPERTIES

PROPERTY, PLANT AND EQUIPMENT

     Gross investment in property, plant and equipment is $4.0 billion at December 31, 2003 and 2002, as follows:

	2003			2002
	Wireline	Wireless	Total	Wireline	Wireless	Total
Outside plant	52.3%	—%	52.3%	49.2%	—%	49.2%
Central office and transmission equipment	26.9	2.6	29.5	25.3	6.0	31.3
Other equipment	7.1	1.0	8.1	7.5	0.9	8.4
Land and buildings	7.8	0.7	8.5	7.6	0.7	8.3
Plant under construction	1.1	0.5	1.6	2.0	0.8	2.8

	95.2%	4.8%	100.0%	91.6%	8.4%	100.0%

     “Outside plant” consists primarily of aerial cable, underground cable, conduit and wiring, and telephone poles. “Central office and transmission equipment” mainly consists of switching equipment, transmission equipment and related facilities. “Other equipment” includes public telephones, motor vehicles, special purpose vehicles, furniture, and capital leases. “Land and buildings” consists of land, buildings and leasehold improvements.

PROPERTIES

     We have facilities in all the major population centers of San Juan, Mayagüez, Ponce, Fajardo, Humacao, Arecibo, Aguadilla, and Guayama and in some other smaller towns. Facilities as of December 31, 2003 include the following:

	Owned	Leased
o Administrative Offices	11	12
o Commercial & Customer Service stores & offices	2	15
o Standalone Wireline Switching Center Buildings	91	5
o Inside & Outside Remote Switching Units	148	220
o Standalone Operational Centers (repair, dispatch, assignment)	13	11
o Warehouses	1	—
o Wireless Stores and Kiosks	—	19
o Wireless Cell Sites	19	301

     We believe that all of these properties are generally in good operating condition and are adequate to satisfy the needs of the business.

ITEM 3. LEGAL PROCEEDINGS

     The Company is a defendant in various legal matters arising in the ordinary course of business. Management, after consultation with legal counsel, believes at this time that the resolution of these matters will not have a material adverse effect on the Company’s financial position and results of operations. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Regulatory and Other Matters” for more information regarding legal and regulatory matters, including a regulatory dispute regarding intra-island access fees charged to long distance carriers.

     In connection with the privatization of the Company, PRTA agreed to indemnify, defend and hold the Company harmless from specified litigation in excess of $50 million in the aggregate, including one environmental matter.

     The Company is regulated by the United States Federal Communications Commission (the “FCC”) for inter-state wireline services and by the Puerto Rico Telecommunications Board (“TRB”) for intra-island wireline services.

     The Company has an agreement with a provider for the implementation of a traffic polling and billing software system for its wireline operations. While the traffic polling portion has been implemented, management has determined that it is in the Company’s best interests to abandon the billing portion of the software system. The amount of capitalized costs for software and labor related to the billing portion of $32.3 million was written off and included in operating expenses during the second quarter of 2003.

     In September 2003, the Company established a pre-tax reserve of $73 million, including interest, for the end-user and AT&T refund referred to in the TRB Resolution and Order of February 28, 2002. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Regulatory and Other Matters – Intra-Island Long Distance Access Rate Dispute” for more information regarding the TRB Resolution and Order of February 28, 2002. In November 2003, the Company proposed, and two members of the TRB indicated their support for, a plan to revise the Board’s end-user refund order and end the dispute over this issue. As a result, the 2003 cash flow impact was a reduction of $16 million to the pre-tax reserve.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET FOR COMMON STOCK

     While there is no established trading market for the Company’s common stock, the shares are valued annually by the ESOP trustee’s financial advisors. The appraisal is used to value cash distributions to ESOP participants and measure the Company’s share performance for employees who participate in the ESOP Plan.

HOLDERS

     There were 25 million outstanding shares of common stock and four shareholders of record at March 31, 2004. See Part II, Item 12 “Security Ownership of Certain Beneficial Owners and Management” for shareholder information.

DIVIDENDS

     Our shareholders agreement requires the payment of dividends equal to at least 50% of consolidated net income, to be paid in the following quarter to the extent funds are legally available. During 2003, the Company paid dividends of $68 million, or $2.725 per share, applicable to the first quarter of 2003 and the fourth quarter of 2002. During 2002, the Company paid dividends of $69 million, or $2.753 per share, applicable to the first three quarters of 2002 and the fourth quarter of 2001.

ITEM 6. SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL AND OPERATIONAL DATA

     The following table was derived from our audited consolidated financial statements and the audited financial statements of PRTC and Verizon Wireless (“Predecessors”) for the designated periods. You should read the following data together with (a) our Predecessor’s historical financial statements and the notes thereto for the period from January 1, 1999 to March 1, 1999; and (b) our historical consolidated financial statements and the notes thereto as of and for the year ended December 31, 2000 and for the period from March 2, 1999 to December 31, 1999, all of which have been audited by Deloitte & Touche LLP, except for the consolidated financial statements and notes thereto as of and for the years ended December 31, 2003, 2002 and 2001, which have been audited by Ernst & Young LLP, independent auditors, and appear elsewhere in this report. Our current results of operations and financial condition differ materially from those prior to the Acquisition due primarily to:

•	The incurrence of $1.6 billion of debt and related interest expense in connection with and at the time of Acquisition;

•	The Company becoming a tax paying entity;

•	Voluntary early retirement and separation programs introduced since 1999;

•	The management fees and royalties paid to Verizon;

•	The introduction of dialing parity in the on-island long distance market and our entrance into the off-island long distance market;

•	Revaluation of assets and liabilities to reflect purchase accounting relating to the Acquisition;

•	The discontinuation of regulatory accounting principles, as described in Statement of Financial Accounting Standards (“SFAS”) No. 71, accounting for the Effects of Certain Types of Regulation”; and

•	The impact of various regulatory initiatives, related to the reduction of the Federal High Cost Funding.

	COMPANY					PREDECESSORS
					MARCH 2,	JANUARY 1
	YEARS ENDED DECEMBER 31,				THROUGH DECEMBER 31,	THROUGH MARCH 1,
	2003	2002	2001	2000	1999	1999
	(DOLLARS IN MILLIONS)
INCOME STATEMENT DATA (1):
Revenues	$1,281	$1,301	$1,397	$1,393	$1,103	$221
Operating Costs and Expenses	1,191	1,054	1,150	1,163	1,157	219

Operating Income (Loss)	90	247	247	230	(54)	2
Other Income (Expense), Net	(64)	(47)	(59)	(75)	(65)	—
Income Tax (Expense) Benefit	(8)	(29)	(70)	(40)	46	—

Income (Loss) Before Extraordinary Charge and Cumulative Effect of Accounting Change	18	171	118	115	(73)	2
Extraordinary Charge	—	—	—	—	(60)	—
Cumulative Effect of Accounting Change, net of tax	59	—	—	11	—	—

Net Income (Loss)	$77	$171	$118	$126	$(133)	$2

OTHER FINANCIAL DATA:
Depreciation and Amortization	$252	$262	$271	$298	$242	$50
Cash Flows from Operations	357	405	216	486	316	56
Capital Expenditures, including removal costs	177	209	246	213	240	33
Cash Flows (used in) from Investing	(170)	(206)	(220)	(207)	246	33
Cash Flows (used in) from Financing	(198)	(200)	8	(293)	(97)	14
Ratio of Earnings to Fixed Charges (2)	2.8	5.2	4.1	3.0	(0.8)
Cash dividends per share (3)	2.73	2.75	2.32

	AS OF DECEMBER 31,
	2003	2002	2001	2000	1999
	(DOLLARS IN MILLIONS)
BALANCE SHEET DATA:
Current Assets	$392	$430	$431	$416	$412
Property, Plant and Equipment, Net	1,558	1,575	1,632	1,657	1,743
Total Assets	2,621	2,717	2,748	2,767	2,828
Current Liabilities	273	366	841	610	846
Total Debt	862	1,035	1,196	1,168	1,497
Shareholders’ Equity	701	665	538	498	370

	AS OF DECEMBER 31,
	2003	2002	2001	2000	1999
OPERATING DATA:
Access Lines in Service (000)	1,230	1,260	1,273	1,283	1,265
Wireless subscribers:
Cellular (000)	353	351	302	335	285
Paging (000)	—	16	49	126	184
Total Access Lines (per 100 households)	69	71	73	74	74
Number of full-time Employees	5,381	5,750	6,250	6,417	6,614
Access Lines/Wireline Employee	260	250	232	226	207
Cellular Average Monthly Service Revenue Per User	$40	$41	$44	$38	$43

(1)	Reclassifications of prior years’ data have been made to conform to current year presentation.

(2)	The ratio of earnings to fixed charges of the Predecessors has not been presented, as the fixed charges were nominal prior to the Acquisition since there was no significant indebtedness.

(3)	The Company paid dividends of $68 million during 2003 and $69 million during 2002, or $2.725 and $2.753 per share, respectively. Dividends were paid for the first time during 2001. There were 25 million outstanding shares of common stock and four shareholders of record both at December 31, 2003 and 2002.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

General

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.

The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to bad debts, intangible assets, income taxes, financing operations, pensions and other post-retirement benefits, and contingencies and litigation. The Company’s management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Because of uncertainties inherent in the estimation process, the Company’s estimate of losses and the related allowance may change. The Company does not depend on any single customer for its business.

Deferred Taxes

The Company uses an asset and liability approach in accounting for income taxes following the provisions of SFAS No. 109, “Accounting for Income Taxes.” Deferred tax assets and liabilities are established for temporary differences between the way certain income and expense items are reported for financial reporting and tax purposes.

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

As discussed in Note 1 to the consolidated financial statements, the Company executed a reorganization plan, which became effective May 1, 2002, whereby Verizon Wireless merged into PRTC. As a result of this merger, the Company released a deferred tax valuation allowance, related to the Acquisition, of $93 million, of which $51 million was recorded against goodwill and $42 million was recorded as a deferred tax benefit in the Company’s consolidated statement of income during the second quarter of 2002 in accordance with SFAS No. 109, “Accounting for Income Taxes.” Management believes that sufficient book and taxable income will be generated by the merged company to realize the benefits of these tax assets.

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

The Company’s depreciation expense is based on the composite group remaining life method and straight-line composite rates. This method provides for the recognition of the cost of the remaining net investment in telephone plant, less anticipated net salvage value, over the remaining asset lives. This method also requires a periodic evaluation of the average remaining useful lives related to the expected recoverability of the carrying value of assets based on changes in technology, environmental factors, the federal and local regulatory environment, and other competitive forces. Effective July 1, 2002, the Company changed its accounting estimates relating to depreciation resulting from a detailed review of the lives underlying the depreciation rates. The rate changes reflect expected useful lives resulting from the impact of technology and future competition as well as more closely approximating the assumptions used by other telephone companies. These charges resulted in decreasing depreciation expense by approximately $6 million for the second half of 2002 and approximately $12 million for the year ended December 31, 2003. Refer to Note 4 to the consolidated financial statements for further details.

Pensions

The Company accounts for its defined benefit pension plans in accordance with SFAS No. 87, “Employers’ Accounting for Pensions” which requires that amounts recognized in financial statements be determined on an actuarial basis. SFAS No. 87 and the policies used by the Company, notably the use of a calculated value of plan assets (which is further described below), generally reduced the volatility of pension income (expense) from changes in pension liability discount rates and the performance of the pension plan’s assets.

The most significant element in determining the Company’s pension income (expense) in accordance with SFAS No. 87 is the expected return on plan assets. At December 31, 2003, the Company assumed that the expected long-term rate of return on plan assets is 8.5%, which remained constant in comparison with prior year. Historically, the Company’s pension plan assets have earned in excess of 8.5%; therefore, the Company believes that its assumption of future returns of 8.5% is reasonable.

At the end of each year, the Company determines the rate used to discount plan liabilities. The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year. In estimating this rate, the Company looks to rates of return on high quality, fixed-income investments that receive one of the two highest ratings given by a recognized ratings agency. At December 31, 2003, the Company determined this rate to be 6.25%, which is 0.5% lower than the prior year. The increase in the pension liability resulting from the change has been deferred in accordance with the amortization provisions of SFAS No. 87.

Other Post Employment Benefits

We provide retiree health benefits for employees that retire under our Pension Plan. We use various actuarial assumptions including the discount rate and the expected trend in health care costs to estimate the costs and benefit obligations for our retiree health plan.

At December 31, 2003, we assumed a discount rate of 6.25%, which is 0.5% lower than the prior year and increased our retiree health benefit liability. A large portion of this loss has been deferred in accordance with the amortization provisions of SFAS No. 106.

RESULTS OF OPERATIONS

The Company has two reportable segments, Wireline and Wireless.

The Wireline segment consists of:

•	Local services, including basic voice, telephone and telecommunications equipment rentals, value-added services, high-speed private line services, Internet access and public phone service;

•	Access services to long distance carriers, competitive local exchange carriers, and cellular and paging operators to originate and terminate calls on our network;

•	Long distance services including direct dial on-island and off-island, operator assisted calls, prepaid calling card and high-speed private line services;

•	Directory publishing rights revenues; and

•	Telecommunication equipment sales and billing and collection services to competing long distance operators in Puerto Rico.

The Wireless segment consists of:

•	Cellular service; and

•	Wireless equipment sales.

     The accounting policies of the segments are the same as those followed by the Company (See note 2). The Company accounts for intersegment revenues at market prices.

REVENUES

	YEARS ENDED DECEMBER 31,
	(DOLLARS IN MILLIONS)
	2003		2002		2001
WIRELINE:
Local	$579	45%	$578	45%	$566	41%
Long Distance	138	11	146	11	186	13
Network Access	295	23	325	25	355	25
Directory and Other	68	5	67	5	84	6

Total Wireline	1,080	84%	1,116	86%	1,191	85%

WIRELESS:
Postpaid Cellular	161	13	146	11	152	11
Prepaid Cellular	26	2	27	2	25	2

Total Cellular	187	15	173	13	177	13
Paging	1	—	5	—	15	1
Wireless Equipment	13	1	7	1	14	1

Total Wireless	201	16%	185	14%	206	15%

Revenues	$1,281	100%	$1,301	100%	$1,397	100%

EXPENSES AND CHARGES

	YEARS ENDED DECEMBER 31,
	(DOLLARS IN MILLIONS)
	2003	2002	2001
WIRELINE:
Labor and benefits	$370	$334	$350
Other operating expenses	396	329	311

Total Wireline	766	663	661
WIRELESS:
Labor and benefits	$32	$31	$34
Other operating expenses	123	100	131

Total Wireless	155	131	165

OPERATING COSTS AND EXPENSES	921	794	826
OTHER:
Early retirement and voluntary separation provisions	17	—	52
Depreciation and amortization	252	262	271
Interest expense, net	53	47	62
Equity income in joint venture	(2)	(3)	(3)
Minority interest in consolidated subsidiary	2	1	—
Asset impairment charge	12	—	1
Income tax expense	8	29	70
Cumulative effect of accounting change – net of tax	(59)	—	—

Net income	$77	$171	$118

OPERATING DATA

	YEARS ENDED DECEMBER 31,
	2003	2002	2001
Access Lines in Service (000’s):
Residential	940	957	965
Business	290	303	308

Total	1,230	1,260	1,273
On-island LD Minutes (millions)	757	811	1,021
Off-island LD Minutes (millions)	170	171	191
Cellular Customers (000’s):
Postpaid	240	228	200
Prepaid	113	123	102

Total	353	351	302
Postpaid Cellular ARPU	$51	$52	$60
Prepaid Cellular ARPU	$19	$20	$17
Combined Cellular ARPU	$40	$41	$44

YEAR ENDED DECEMBER 31, 2003 COMPARED WITH YEAR ENDED DECEMBER 31, 2002

     REVENUES. Revenues for the year ended December 31, 2003 decreased $20 million, or 2%, to $1,281 million from $1,301 million in 2002.

     WIRELINE:

          Wireline revenues include local service, long distance, network access, directory revenues and other services. Wireline revenues for the year ended December 31, 2003 decreased $36 million, or 3%, to $1,080 million from $1,116 million in 2002.

          Local service revenues include basic voice, telephone and telecommunications equipment rental, value-added services, high-speed private line services, Internet access, and public phone service. Local service revenues for the year ended December 31, 2003 increased $1 million, to $579 million from $578 million in 2002. The increase is due to increased revenues from local data services of $3 million offset by decreased revenues from local voice services of $2 million. The increase in revenues from local data services was driven by an increase in revenues from Internet access of $3 million. The decrease in revenues from local voice services was driven by a decrease in revenues from basic voice of $14 million offset by an increase in deferred activation revenues of $12 million.

          Long distance revenues include direct dial on-island and off-island, operator-assisted calls, prepaid calling cards and on-island private line revenues. Long distance revenues decreased $8 million, or 6%, to $138 million for the year ended December 31, 2003 from $146 million for the 2002. The decrease was due to a decrease in intra-island long distance revenues of $8 million. Intra-island long distance revenues have decreased mainly due to customer traffic migration to the cellular network and general economic conditions.

          Network access revenues include services provided to long distance carriers, competitive local exchange carriers, and cellular and paging operators to originate and terminate calls on the Company’s network. These revenues for the year ended December 31, 2003 decreased $30 million, or 9%, to $295 million compared to $325 million for 2002. The decrease was driven by lower intra-island access revenues of $13 million, a decrease in off-island switching and special access revenues of $11 million and lower carrier common line access revenues of $12 million that were partially offset by higher subscriber line charges of $6 million resulting from a rate increase in July 2003.

          Directory and other revenues include directory publishing rights, telecommunication equipment sales and billing and collection services to competitor long distance operators. Directory and other revenues for the year ended December 31, 2003 increased $1 million, or 2%, to $68 million from $67 million for the year ended December 31, 2002, mainly due to an increase in wireline equipment sales of $2 million partially offset by a decrease in customer premises equipment (“CPE”) maintenance revenues of $1 million.

     WIRELESS:

          Revenues from cellular and paging services and related equipment sales for the year ended December 31, 2003 increased $16 million, or 9%, to $201 million from $185 million for 2002. Cellular service revenues increased $14 million, or 8%, to $187 million from $173 million in 2002. The increase was primarily the result of an increase of 12,000 post paid cellular customers compared to the year ended December 31, 2002 due to attractive price plans and the implementation of a marketing strategy to align the Company’s product and service offerings with those of Verizon Wireless in the U.S.

          Paging revenues declined $4 million for the year ended December 31, 2003. The decrease was related to a complete reduction of paging customers. The Company entered into an agreement to sell its paging division and received approval from the FCC of the negotiated agreement in July 2003. The Company closed its paging operations in August 2003.

          Wireless equipment sales increased $6 million, or 86%, to $13 million for year ended December 31, 2003 from $7 million for 2002. This increase is a result of the increase in customers who subscribed for wireless services in 2003 and to post paid contract renewals.

     OPERATING COSTS AND EXPENSES. Operating costs and expenses for the year ended December 31, 2003 increased $127 million, or 16%, to $921 million from $794 million reported for the year 2002.

     WIRELINE:

          Wireline expenses for the year ended December 31, 2003 increased $103 million, or 16%, to $766 from the $663 million reported in 2002.

          Labor and benefit expenses increased $36 million, or 11%, to $370 million from $334 million reported for the year ended December 31, 2002, due to increases in Pension and OPEBs expense recognition of $34 million, which resulted from a decrease in the rate of return on plan assets in addition to a decrease in the discount rate, which reflects a softening economy.

          Other operating expenses of $396 million for the year ended December 31, 2003, increased $67 million, or 20%, compared to 2002. The increase is due to cancelled capital projects of $29 million, which is mainly due to the write-off for the billing software system abandoned by the Company (an additional $3 million write-off is included as interest), a pre-tax reserve of $66 million (an additional $7 million is included as interest) for the end-user and AT&T refund referred to in the TRB Resolution and Order of February 2002 and the net cost of removal of $4 million due to the adoption of SFAS No. 143, “Accounting for Asset Retirement Obligations” on January 1, 2003. Under the provisions of SFAS No. 143, we are required to exclude costs of removal from our depreciation rates for assets for which the removal costs exceed salvage. Effective January 1, 2003, we began expensing costs of removal in excess of salvage for these assets as incurred. This increase was partially offset by a decrease in interconnection charges of $16 million that resulted from an interconnection settlement agreement coupled with a decrease in rates and a decrease in management fees of $15 million.

     WIRELESS:

          Wireless expenses for the year ended December 31, 2003, increased $24 million, or 18%, to $155 million from $131 million reported for the year ended December 31, 2002.

          Labor and benefit expenses increased $1 million, or 3%, to $32 million from the $31 million reported for the year ended 2002. The increase in labor and benefits expenses is mainly due to higher contractor expenses.

          Other operating expenses increased $23 million, or 23%, to $123 million from the $100 million reported for the comparable 2002 period. The increase was due to a higher subsidy on equipment sales of $11 million, the absence of a gain on the sale of land of $3 million recognized during year ended December 31, 2002, higher network management fees of $3 million, higher commission expenses of $2 million, higher inventory obsolescence expense of $2 million, higher rent expense of $1 million and higher outsource billing expense of $1 million.

          EARLY RETIREMENT AND VOLUNTARY SEPARATION PROVISIONS. In January 2003, an additional 29 qualified management employees accepted the voluntary separation program offered by the Company in December 2002, which resulted in a provision of $1.4 million. During the second quarter of 2003, 191 union employees accepted a combined voluntary separation program and retirement program offered by the Company that closed on June 20, 2003 and June 30, 2003, respectively, which resulted in an additional provision of $3.3 million. In December 2003, the Company offered an early retirement program to qualified management employees. A non-cash provision of $12.6 million was recorded relating to 147 employees who had accepted as of December 31, 2003.

          DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense of $252 million for the year ended December 31, 2003 was $10 million lower than for 2002, a decrease of 4%. The decrease in depreciation and amortization expense is mainly due to a revision in wireline depreciation rates, which became effective July 1, 2002, reducing depreciation expense by $12 million for the year ended December 31, 2003, and the adoption of SFAS No. 143, effective January 1, 2003, which required the exclusion of the costs of removal from the Company’s depreciation rates for assets for which the removal costs exceed salvage value. The decrease was partially offset by higher gross plant balances.

          INTEREST EXPENSE. Interest expense of $53 million for the year ended December 31, 2003 was $6 million higher than 2002 due to additional $7 million in interest of the pre-tax reserve of $66 million established in September 2003 as a result of the TRB Resolution and Order of February 2002, partially offset by a $1 million reduction related to a decrease in short term borrowings.

          EQUITY INCOME FROM JOINT VENTURE. Equity income from joint venture of $2 million for the year ended December 31, 2003 decreased $1 million as compared with the same period in 2002. This equity income was generated from the Company’s approximate 24% interest in VISI, the largest yellow page publishing company in Puerto Rico.

          MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY. A $2 million minority interest included in the Company’s results of operations for the year ended December 31, 2003 represents the minority share of the income or loss of Popular, Inc.’s 33% investment in Coqui.net.

          ASSET IMPAIRMENT CHARGE. Management decided to migrate in 2004 all TDMA clients to the CDMA network and dispose of the TDMA network. The Company determined that an indicator of impairment existed because the expected undiscounted cash flows from TDMA network were lower that its carrying amount. Since the estimated fair value of $26 million is lower than the $37.8 million carrying amount of the TDMA network as of December 31, 2003, the Company recorded an impairment loss of $11.8 million.

          INCOME TAXES. A $8 million tax provision for the year ended December 31, 2003 reflects a 32% effective tax rate. The difference between the effective and the statutory tax rate of 39% equates to $2 million, primarily reflecting permanent differences related to interest accretion on the PRTA subscription receivable and equity income in subsidiary. The decrease of $8 million when compared to the $29 million provision reported for the year ended December 31, 2002 was due to lower earnings in 2003.

          CUMULATIVE EFFECT OF ACCOUNTING CHANGE. Under the provisions of SFAS No. 143, the Company is required to exclude costs of removal from the Company’s depreciation rates for assets for which the removal costs exceed salvage. Accordingly, in connection with the initial adoption of this standard on January 1, 2003, the Company has reversed accrued costs of removal in excess of salvage value from the Company’s accumulated depreciation accounts for these assets. The adjustment was recorded as a cumulative effect of an accounting change, resulting in the recognition of a non-cash gain of $117 million ($71 million after tax). Effective January 1, 2003, the Company began expensing costs of removal in excess of salvage value for these assets as incurred.

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

          Network access revenues include services provided to long distance carriers, competitive local exchange carriers, and cellular and paging operators to originate and terminate calls on other network. These revenues for the year ended December 31, 2002 decreased $30 million, or 8%, to $325 million compared to $355 million for 2001. The decrease was primarily caused by a decrease in interstate high cost fund subsidies of $33 million, reflecting a phasing out of this subsidy (see “Regulatory Matters-Interstate High Cost Subsidy”). The decrease was partially offset by an increase in local USF charges of $4 million.

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

     WIRELINE:

          Wireline expenses for the year ended December 31, 2002 increased $2 million to $663 from the $661 million reported in

2001.

          Labor and benefit expenses decreased $16 million, or 5%, to $334 million from $350 million reported for the year ended December 31, 2001. This decrease in labor and benefit expense primarily reflects headcount reductions including the effect of early retirements and voluntary separation programs, as well as a reduction in overtime, contractor and expatriate expenses.

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

          DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense of $262 million for the year ended December 31, 2002 was $9 million lower than for 2001, a decrease of 3%. The decrease in depreciation and amortization expense is mainly due to a change in wireline depreciation rates, which became effective July 1, 2002, reducing depreciation expense by $6 million and the discontinued amortization of goodwill and other indefinite life intangibles, as a result of the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets” which reduced amortization expense by $16 million for the year ended December 31, 2002. This decrease of $22 million was offset in part by higher gross plant balances, which produced approximately $13 million in depreciation expense.

          INTEREST EXPENSE. Interest expense of $47 million for the year ended December 31, 2002 was $15 million lower than 2001 due to lower interest rates and lower debt balances.

          EQUITY INCOME FROM JOINT VENTURE. Earnings of $3 million were generated for the year ended December 31, 2002 from our approximate 25% interest in VISI.

          MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY. A $1 million minority interest included in the Company’s results of operations for the year ended December 31, 2002 represents the minority share of the income or loss of Popular, Inc.’s 33% investment in Coqui.net.

          INCOME TAXES. A $29 million tax provision for the year ended December 31, 2002 reflects the tax effect of the merger of Verizon Wireless into PRTC. See Note 1 to our consolidated financial statements included under Part II, Item 8, “Financial Statements and Supplementary Data.” As a result of this merger, the Company released a deferred tax valuation allowance of $93 million, of which $51 million was recorded against goodwill and $42 million of which was recorded as a deferred tax benefit during the second quarter of 2002. The difference between the statutory tax and the effective rate of 15%, or $48 million, primarily reflects permanent differences related to the $42 million release of the valuation allowance and other permanent differences such as the internal accretion on the government subscription receivable and joint venture equity income.

LIQUIDITY AND CAPITAL RESOURCES

CONSOLIDATED FINANCIAL CONDITION

YEAR ENDED DECEMBER 31, 2003 COMPARED WITH YEAR ENDED DECEMBER 31, 2002

	Years Ended December 31,
	2003	2002	Change
	(in millions)
Cash flows from (used in):
Operations	$357	$405	$(48)
Investing	(170)	(206)	36
Financing	(198)	(200)	2

OVERALL LIQUIDITY ASSESSMENT

          The Company believes that cash from operations is sufficient to meet working capital needs. Current assets exceeded current liabilities at December 31, 2003 by $119 million. We believe our sources of funds, from operations and from readily available external financing arrangements, are sufficient to meet ongoing operating, financing and investing requirements. We expect that presently foreseeable capital requirements will continue to be financed through internally generated funds.

          We have an undrawn $400 million bank note facility maturing in March 2004, as well as, an undrawn $40 million working capital capital credit facility maturing in June 2004. An aggregate principal amount of $300 million of the Company’s senior notes matured on May 15, 2002. During the year ended December 31, 2002, we refinanced these notes and the related interest payment through the issuance of term loans in an aggregate principal amount of $225 million.

OPERATIONS

          Cash from operations continued to be our primary source of funds. The $48 million decrease in cash from operations for the year ended December 31, 2003 as compared to the prior year was primarily due to higher pension and OPEBs contributions of $46 million. Pension plan payments increased by $46 million due to a management strategy to fully fund the pension plans.

INVESTING

          Net cash used in investing activities for the year ended December 31, 2003 was $170 million compared to $206 million for the same period in 2002. The decrease in cash used in investing activities of $36 million is mainly due to a decrease in capital expenditures and costs of removal as a result of decreased spending on specific software projects, as well as a general decrease in spending as the Company aligned its capital spending with softening demand for new wireline service. Also, effective January 1, 2003, under SFAS No. 143, costs of removal are expensed when incurred.

          We have invested approximately $1.1 billion from the date of the Acquisition through December 31, 2003 to expand and enhance our networks. In 2004, we expect to make up to approximately $160 million in capital expenditures, which will be financed from internally generated funds.

FINANCING

          Debt outstanding, excluding capital leases, decreased $173 million for the year ended December 31, 2003 and decreased $161 million for the year ended December 31, 2002. During 2002, the Company refinanced $300 million of senior notes, which matured on May 15, 2002, with new term credit agreements. The aggregate principal amount of the term loans was $225 million, with maturities ranging from two to three years, bearing interest at 60 to 100 basis points over the London Interbank Offered Rate (“LIBOR”) at December 31, 2002. During year 2003, the Company prepaid principal of term loans by $102 million reducing the outstanding balance to $123 million at December 31, 2003 and reduced interest rate to 70 basis point over LIBOR.

          In the Acquisition, PRTA agreed to contribute cash or stock worth a total of $200 million as a capital contribution in five equal $40 million installments over five years beginning on March 2, 2000 to partially fund its underfunded pension and other post-employment benefit obligations. In March 2004, $40 million was received in cash from PRTA for the fifth and final installment. See Note 14 to the condensed consolidated financial statements.

           The shareholders’ agreement requires the payment of dividends equal to at least 50% of consolidated net income, payable quarterly to the extent funds are legally available. For the year ended December 31, 2003, the Company paid dividends amounting to $68 million corresponding to the first quarter of 2003 and the fourth quarter of 2002. For the year ended December 31, 2002, the Company paid dividends of $69 million corresponding to the first three quarters of 2002 first and the fourth quarter of 2001. The senior note indentures and credit facility agreements do not contain restrictions on the payment of dividends.

OFF-BALANCE SHEET ARRANGEMENTS

CONTRACTUAL OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS

The following table provides a summary of our contractual obligations and commercial commitment at December 31, 2003. Additional detail about these items is included in the notes to the consolidated financial statements.

Contractual Obligations &
Other Commercial Commitments:	Payments Due In Period
	(in millions)
	Total	2004	2005	2006	2007	2008	Thereafter
Long Term Debt, including interest rate swap	$709	$—	$—	$409	$—	$—	$300
Term Credit Facilities	123	30	93	—	—	—	—
Pension Benefit Obligations	423	153	141	89	32	8	—
Operating Leases	47	12	10	7	4	2	12

Total	$1,302	$195	$244	$505	$36	$10	$312

REGULATORY AND OTHER MATTERS

REGULATORY AND COMPETITIVE TRENDS

          Regulatory activity at the federal and local levels was primarily directed at meeting challenges in maintaining support for local exchange rates and Universal Service while affecting the rate rebalancing and regulatory restructuring required by an increasingly competitive environment. Among the issues generating regulatory activity are: local number portability requirements, interconnection agreements, the FCC’s triennial review and reverse toll billing elimination.

          We continued to meet the wholesale requirements of new competitors and have signed agreements with wireless and wireline carriers. These agreements permit them to purchase unbundled network elements, to resell retail services, and to interconnect their networks with ours.

INTRA-ISLAND LONG DISTANCE ACCESS RATE DISPUTE

          On February 28, 2002, the TRB issued a Resolution and Order (the “February 2002 Order”) with respect to the reconsideration requested by the Company of the TRB’s October 10, 2001 order to reduce the access rates the Company charges to long distance carriers to originate and terminate intra-island long distance calls through the Company’s network.

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

April 2002: From 9.3 cents per minute to 7.9 cents per minute
April 2003: From 7.9 cents per minute to 6.5 cents per minute
April 2004: From 6.5 cents per minute to 5.0 cents per minute
April 2005: From 5.0 cents per minute to 2.1 cents per minute

          The February 2002 Order also requires PRTC to pay a $68 million refund to end-user customers. The TRB calculated this amount based on the difference between the 9.3 cents and 7.9 cents rate for TRB-estimated traffic from the period beginning on April 1, 2000 through March 31, 2002. The refund can be made in 12 equal quarterly installments beginning on April 1, 2002. The Company filed with the Puerto Rico Circuit Court of Appeals (the “Court”) an appeal of the February 2002 Order in which the Company alleges that the TRB made errors of law and procedure in its determination of access charges and its order requiring the Company to make the cash refund. On March 27, 2002, the Court stayed the refund and the rate reduction until the hearing of the appeal.

          On April 2, 2002, AT&T, Sprint and LTD (the “Carriers”) filed a petition with the Court for review of the February 2002 Order, requesting the Court to order the rate reduction without a phase-in period, remand the case back to the TRB, direct the TRB to calculate the refund from the period beginning on April 1997 instead of April 2000, and require that the refund be paid to the Carriers instead of end-user customers.

          The hearing involving oral presentations by the parties was held on February 19, 2003. On April 22, 2003, the parties filed their corresponding post-hearing final briefs therefore finally submitting the case for adjudication. On August 19, 2003, the Court issued its final decision on the proceeding confirming the TRB Order on Reconsideration of February 28, 2002 in all respects and rejecting the claims of PRTC and the Carriers. On September 4, 2003, PRTC requested reconsideration of the Court’s determination on the grounds that although the Court correctly described the applicable legal standards the Court erred in applying those standards to the facts of the case. On October 2, 2003, the Court denied PRTC’s reconsideration. As a result of the Court’s decision, the Company established a pre-tax reserve of $73 million, including interest, in September 2003 for the end-user and AT&T refund referred to in the February 2002 Order. This reserve is in addition to the reserve established in connection with the stay of the TRB Order on Reconsideration issued by the Court.

          On October 30, 2003, the Company filed a petition for a writ for certiorari before PR Supreme Court challenging the $68 million refund portion of the Order. The phased down portion of the Order was settled with the major carriers and implementing tariffs filed with the TRB as noted in the next paragraph.

          In November 2003, the Company proposed, and two members of the TRB indicated their support for, a plan to revise the Boards’s end-user refund order and end the dispute over this issue. First, PRTC has filed tariffs implementing the reduction in intra-island access charges ordered by the TRB in its Order on Reconsideration of February 27, 2002. The composite per minute access rate was reduced from 9.3 cents to 6.5 cents on January 1, 2004 and will decrease according to the TRB phase reduction schedule which will end on April 1, 2005. See above. Second, PRTC agreed to implement a phased reduction in the number of local exchange calling areas from 68 to 10, the first phase of which became effective on February 2004, coupled with the deferred implementation of a flat charge designed to offset the resulting revenue losses. Third, the plan included a number of other elements benefiting consumers; elimination of touchtone charges; one time credits for single line residential customers equal to their basic monthly service rate in December 2003 and June 2005; and a commitment not to raise residential rates through December 2006, without providing certain information to the TRB in advance. While the TRB has accepted and approved these commitments, it has not issued a final resolution and order to terminate the refund provisions in the Order and there has been litigation relating to aspects of the plan at the TRB and Puerto Rico Supreme Court. The 2003 cash flow impact was a reduction of $16 million to the pre-tax reserve.

CARRIER ACCESS BILLING

          During the first and second quarter of 2003, some carriers established a series of billing claims with the Company regarding tariff interpretation, traffic routing at the network level and misclassification of access traffic for determination of applicable access elements.

          The Company entered into negotiations with the major carriers and settled the billing claims and phased-rate reductions required by the February 2002 Order. The cash flow effect of the settlement will be approximately $27 million. Management deems there are no other material impacts to the Company’s financial results.

PUBLIC TELEPHONE SERVICE PROVIDER – ANTI COMPETITIVE ACTIONS

          On November 8, 2001, Teléfonos Públicos de Puerto Rico, Inc. (“TPPR”), the largest competitive provider of public pay phones in Puerto Rico filed a suit in the United States District Court of Puerto Rico, claiming predatory, exclusionary and anticompetitive acts and seeking $75 million in damages. We filed a motion to dismiss the case and are awaiting a decision from the court.

          Pan American Telephone, Inc., Intouch Telecommunications, Inc., and Choicetel Communications, Inc., three additional competitive providers also filed a similar suit in the United States District Court of Puerto Rico on September 4, 2002 on the same grounds. On November 8, 2002, after having evaluated and determined that this suit is similar to TPPR ‘s suit, we filed a motion to dismiss the case. We are currently awaiting a decision from the court.

          On August 16, 2002, PSA, the parent company for Phoenix of Puerto Rico filed a suit in the United States bankruptcy court in the District of Delaware, claiming anti competitive acts. The claims have since been transferred to the United States District Court of Delaware and the disputes between the two parties include PRTC’s amended administrative claim against PSA, and PSA’s complaint for over $9 million against PRTC. PRTC motion to change of venue was granted by the U.S. District Court of Delaware and now the motion to dismiss is pending before the United States District Court of Puerto Rico.

          The Company’s management believes that all of these claims are without merit.

PUERTO RICO DEPARTMENT OF EDUCATION (THE “PRDOE”) DEBT

          On June 30, 2003, PRTC filed a complaint against the PRDOE with the Superior Court, seeking collection of monies for $31 million due for services rendered under the Reeducate Program, which is based on the Federal E-Rate Program, from 1999 to June 30, 2003. The Reeducate Program funds Internet connections for schools throughout Puerto Rico and PRTC has provided services under contract to the PRDOE. The outstanding amount that PRDOE currently owes to PRTC is $34 million. PRTC intends to amend the complaint to reflect the proper amount owed. From the amount claimed, 89% would be paid by the Federal Communications Commission’s School & Libraries Division (“SLD”), who administered the Federal E-Rate Program, if the funding for the fourth and fifth years under the program is released.

          PRTC is currently evaluating the outstanding amounts owed by PRDOE for the third year under the program, which is approximately $1.2 million, after SLD paid its corresponding percentage (87%) under the program.

TOUCHTONE CHARGES

          On November 17, 2003, six residential subscribers and eight business service subscribers filed a class action suit with the Superior Court of Puerto Rico (the “Superior Court”) under the Puerto Rico Telecommunications Act of 1996 (“Act”) and the Puerto ico Class Action Act of 1971. The plaintiffs claim that the Company’s charges for touchtone service are not based on cost, and are therefore in violation of the Act. They have requested that the Court (i) issue an Order certifying the case as a class action, (ii) designate the plaintiffs as representative of the class, (iii) find that the charges are illegal, and (iv) order the Company to reimburse every subscriber for excess payments made since September 1996. On December 30, 2003, PRTC filed its corresponding answer to the complaint and requested the dismissal of the same based on the grounds that the claim is not a legitimate class action suit. On February 17, 2004, the plaintiffs filed their first set of interrogatories and request for admissions as to initiate a discovery proceeding. PRTC will ask the Court that the threshold issue to decide first must be the class certification.

CTI ASSET TRANSFER

          Prior to the Acquisition, PRTC transferred its net wireless assets on September 1, 1998 to CTI (which became Verizon Wireless, a division of PRTC, on May 1, 2002). Our predecessors later filed a waiver request in 1998 with the FCC to record this transfer at book value instead of fair value. Since our predecessors had not included the costs of wireless operations in the regulated rate setting process, we believe that ratepayers did not bear the cost of our predecessor’s wireless investment.

          The FCC denied the Company’s petition in April 2001, but recognized that while there were questions concerning certain costs and expenses, the cellular and paging assets had been removed from the interstate rate base.

          The TRB stated in the February 2002 Order that for any prospective rate increase that the Company may pursue to compensate for revenue deficiencies it must first be applied against the gain in the wireless asset transfer, equating to $56 million applicable to intrastate. We will contest this position based on the fact that the wireless entity was set up after the last regulated intrastate rate increase in 1982 and therefore these costs were not included in setting such rates.

          Neither the FCC nor the TRB has commenced any further proceedings to address this issue. While we believe that the resolution of this matter and any related proceedings will not have a material effect on the Company’s financial condition and results of operations, we cannot provide assurance that any further regulatory actions will be favorable to the Company.

PRICE CAP REGULATION

          The FCC requires that companies that set interstate access rates based on a price cap formula must use the price cap formula for all of their affiliates. The price cap formula is based on a plan called Coalition of Affordable Local and Long Distance Service that uses rate-of-return as a basis for setting rates. The Company was previously required to implement price caps by March 2, 2000.

          However, the FCC delayed conversion to price cap regulation until June 30, 2002, and the Company has requested a further extension until June 30, 2003. Under an order issued by the FCC on April 18, 2002, the Company is no longer required to file a waiver request until the FCC completes its review of the “all-or-nothing” rule.

INTERSTATE HIGH COST SUBSIDY

          On October 21, 1999, the FCC adopted a new high cost support mechanism, which has resulted in the phase out of the Company’s high cost subsidy revenues. These revenues were $49 million in 2000, $33 million in 2001 and $4 million for 2002. On February 28, 2003, PRTC sent a letter to the FCC, requesting that the FCC take action to restore the high-cost universal service support that the Company lost due to FCC policies adopted for non-rural companies based on the cost characteristics of mainland companies. PRTC requested that the FCC address the loss of its universal service support by adopting rules for insular areas that are similar to those applied to rural carriers. In an order dated October 16, 2003 and released October 27, 2003, the FCC rejected PRTC’s request for reconsideration of its non-rural high cost support mechanism, but did not deal with its February 28, 2003 request. On January 14, 2004, PRTC filed a petition for clarification and/or reconsideration of several portions of the FCC Order of October 27, 2003 based on the grounds that the FCC has not acted upon the specific mandate of Section 254 to provide support for insular areas.

MESSAGE PROCESSING AND BILLING SYSTEM

          The Company has an agreement with a provider for the implementation of a traffic polling and billing software system for its wireline operations. While the traffic polling portion has been implemented, management has determined that it is in the Company’s best interests to abandon the billing portion of the software system. The amount of capitalized costs for software and labor related to the billing portion of $32.3 million was written off and included in operating expenses during the second quarter of 2003.

BROTHERHOOD OF INDEPENDENT TELEPHONE WORKERS (“HIETEL”) UNION CONTRACT

          In October 2003, one of our union contracts, a collective bargaining agreement with the HIETEL expired. The Company is currently in negotiations for a new agreement with the HIETEL.

TRB AUDIT

          As provided by law, the TRB is currently conducting an ordinary audit of our affiliate transactions and regulatory accounting. We do not expect to have a material impact in the Company’s financial conditions and results.

RECENT ACCOUNTING PRONOUNCEMENTS

For disclosure of recent accounting pronouncements, see Note 4 to our consolidated financial statements included under Part II, Item 8, “Financial Statements and Supplementary Data.”

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE SENSITIVITY

          We are exposed to market risk in the normal course of business, resulting primarily from interest rate changes on our senior notes and interest rate swap agreements.

          The following table summarizes the fair value of our senior notes and interest rate swap at December 31, 2003 and 2002 and provides a sensitivity analysis of the fair values of these instruments assuming a 100 basis point increase or decrease in the yield curve. The sensitivity analysis does not include the fair values of our floating-rate debt since it is not significantly affected by changes in market interest rates.

			Fair Value
			At 100 Basis Points
	Book Value	Fair Value	Increase	Decrease
	(In thousands)
December 31, 2003:
Senior Notes	$699,839	$770,526	$746,165	$795,974
Interest Rate Swap	2,811	2,811	(467)	6,133

Total	$702,650	$773,337	$745,698	$802,107

December 31, 2002:
Senior Notes	$699,802	$747,000	$724,420	$783,860
Interest Rate Swap	2,883	2,883	359	5,405

Total	$702,685	$749,883	$724,779	$789,265

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

TELECOMUNICACIONES DE PUERTO RICO, INC. AND SUBSIDIARIES

Independent Auditors’ Report

Consolidated Balance Sheets as of December 31, 2003 and 2002

Consolidated Statements of Operations for the Years Ended December 31, 2003, 2002 and 2001

Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2003, 2002 and 2001

Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001

Notes to Consolidated Financial Statements for the Years Ended December 31, 2003, 2002 and 2001

Schedule II – Valuation and Qualifying Accounts for the Years Ended December 31, 2003, 2002 and 2001

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Shareholders of Telecomunicaciones de Puerto Rico, Inc.:

We have audited the accompanying consolidated balance sheet of Telecomunicaciones de Puerto Rico, Inc. and subsidiaries (the “Company”) as of December 31, 2003 and 2002, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the years then ended. Our audit also included the financial statement schedule listed in the Index at Item 14 for the years ended December 31, 2003 and 2002. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Telecomunicaciones de Puerto Rico, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 3 and 4 to the consolidated financial statements, the Company changed its methods of accounting for directory revenues and expenses, and asset retirement obligations effective January 1, 2003; as discussed in Note 4 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets effective January 1, 2002.

Ernst & Young LLP
San Juan, Puerto Rico

February 28, 2004

Telecomunicaciones de Puerto Rico, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands)

	December 31,
	2003	2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$21,732	$33,667
Accounts receivable, net of allowance for doubtful accounts of $131,106 and $132,894 in 2003 and 2002, respectively	287,247	343,519
Deferred income tax	26,158	23,502
Inventory and supplies, net	21,202	18,039
Prepaid expenses	35,255	10,876

Total current assets	391,594	429,603
PROPERTY, PLANT AND EQUIPMENT, net	1,558,246	1,575,334
GOODWILL	126,927	126,927
INTANGIBLES, net	189,136	180,848
DEFERRED INCOME TAX	246,794	285,349
OTHER ASSETS	108,541	119,336

TOTAL ASSETS	$2,621,238	$2,717,397

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$59,729	$97,932
Other current liabilities	213,480	268,034

Total current liabilities	273,209	365,966
LONG-TERM DEBT, excluding current portion	802,135	937,035
PENSION AND OTHER POST-EMPLOYMENT BENEFITS	594,113	590,157
OTHER NON-CURRENT LIABILITIES	237,405	146,634

Total liabilities	1,906,862	2,039,792

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY	13,025	12,229

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Common stock	703,884	703,270
Deferred ESOP compensation	(26,153)	(27,408)
Subscription receivable	(39,515)	(76,093)
Retained earnings	164,520	155,789
Accumulated other comprehensive loss, net of tax	(101,385)	(90,182)

Total shareholders’ equity	701,351	665,376

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,621,238	$2,717,397

          The accompanying notes are an integral part of these financial statements.

Telecomunicaciones de Puerto Rico, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands)

	For the Years Ended December 31,
	2003	2002	2001
REVENUES:
Local services	$578,856	$578,332	$566,591
Long distance services	137,819	145,646	185,720
Access services	295,801	325,453	354,736
Cellular services	187,084	172,940	177,071
Paging services	1,026	5,241	14,906
Directory services	19,868	19,928	20,292
Other services and sales	60,965	53,735	77,279

Total revenues	1,281,419	1,301,275	1,396,595

OPERATING COSTS AND EXPENSES:
Labor and benefits	402,008	365,311	384,231
Other operating expenses	519,466	427,419	442,637
Early retirement and voluntary separation provision	17,347	467	51,971
Depreciation and amortization	251,735	261,543	270,974

Total operating costs and expenses	1,190,556	1,054,740	1,149,813

OPERATING INCOME	90,863	246,535	246,782

OTHER INCOME (EXPENSE):
Interest (expense) income, net	(53,175)	(47,540)	(60,679)
Equity income from joint venture	2,151	2,878	2,966
Minority interest in consolidated subsidiary	(1,529)	(1,469)	195
Asset impairment charge	(11,800)	—	(1,300)

Total other income (expense), net	(64,353)	(46,131)	(58,818)

INCOME BEFORE INCOME TAX EXPENSE	26,510	200,404	187,964
INCOME TAX EXPENSE	8,183	29,371	69,508

INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	18,327	171,033	118,456
CUMULATIVE EFFECT OF ACCOUNTING CHANGE, net of income tax provision of $40,672	58,529	—	—

NET INCOME	$76,856	$171,033	$118,456

The accompanying notes are an integral part of these financial statements.

Telecomunicaciones de Puerto Rico, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

(In thousands)

					Accumulated
		Deferred		Retained	Other
	Common	ESOP	Subscription	Earnings	Comprehensive
	Stock	Compensation	Receivable	(Deficit)	Loss	Total
BALANCE, DECEMBER 31, 2000	$700,220	$(28,653)	$(141,323)	$(7,002)	$(25,475)	$497,767
Dividends paid	—	—	—	(57,862)	—	(57,862)
Accretion of discount on subscription receivable	—	—	(8,636)	—	—	(8,636)
PRTA capital contribution	—	—	40,000	—	—	40,000
Release of ESOP shares	1,732	1,420	—	—	—	3,152
Advance to ESOP	—	(1,535)	—	—	—	(1,535)
Other ESOP contribution	—	(25)	—	—	—	(25)
Comprehensive income:
Net income	—	—	—	118,456	—	118,456
Other comprehensive loss:
Minimum pension liability adjustment	—	—	—	—	(53,002)	(53,002)

Comprehensive income	—	—	—	—	—	65,454

BALANCE, DECEMBER 31, 2001	$701,952	$(28,793)	$(109,959)	$53,592	$(78,477)	$538,315
Dividends paid	—	—	—	(68,836)	—	(68,836)
Accretion of discount on subscription receivable	—	—	(6,134)	—	—	(6,134)
PRTA capital contribution	—	—	40,000	—	—	40,000
Release of ESOP shares	1,318	1,385	—	—	—	2,703
Comprehensive income:
Net income	—	—	—	171,033	—	171,033
Other comprehensive loss, net of taxes:
Minimum pension liability adjustment	—	—	—	—	(11,705)	(11,705)

Comprehensive income	—	—	—	—	—	159,328

BALANCE, DECEMBER 31, 2002	$703,270	$(27,408)	$(76,093)	$155,789	$(90,182)	$665,376

Dividends paid	—	—	—	(68,125)	—	(68,125)
Accretion of discount on subscription receivable	—	—	(3,422)	—	—	(3,422)
PRTA capital contribution	—	—	40,000	—	—	40,000
Release of ESOP shares	614	1,255	—	—	—	1,869
Comprehensive income:
Net income	—	—	—	76,856	—	76,856
Other comprehensive loss, net of taxes:
Minimum pension liability adjustment	—	—	—	—	(11,203)	(11,203)

Comprehensive income	—	—	—	—	—	65,653

BALANCE, DECEMBER 31, 2003	$703,884	$(26,153)	$(39,515)	$164,520	$(101,385)	$701,351

The accompanying notes are an integral part of these financial statements.

Telecomunicaciones de Puerto Rico, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	For the Years Ended December 31,
	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$76,856	$171,033	$118,456
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	251,735	261,543	270,974
Provision for uncollectible accounts	64,536	73,195	73,422
Abandoned software project	32,262	—	—
Wireless asset impairment charge	11,800	—	1,300
Deferred income tax	(2,385)	(28,527)	13,619
Cumulative effect of accounting change	(58,529)	—	—
Accretion of discount on subscription receivable	(3,422)	(6,134)	(8,636)
Equity income from joint venture	(2,151)	(2,878)	(2,966)
Early retirement and voluntary separation provision	17,347	467	51,971
Release of ESOP shares	1,869	2,703	3,152
Gain on sale of subsidiary stock	—	—	(5,413)
Gain on sale of building	(824)	—	—
Minority interest in consolidated subsidiary	1,529	1,469	(195)
Changes in assets and liabilities:
Accounts receivable	(8,264)	(56,800)	(87,841)
Inventory and supplies	(3,163)	6,716	3,716
Prepaid expenses and other assets	(13,491)	(4,187)	(15,265)
Other current and non-current liabilities	21,815	1,019	(73,632)
Pension and other post-employment benefits	(30,703)	(14,764)	(126,805)

Net cash provided by operating activities	356,817	404,855	215,857

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, including removal costs	(177,226)	(208,855)	(246,329)
Net salvage on retirements and other	948	3,270	10,342
Proceeds from sale of building	6,000	—	—
Proceeds from sale of subsidiary stock	—	—	16,367

Net cash used in investing activities	(170,278)	(205,585)	(219,620)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contribution	40,000	40,000	40,000
Advance to ESOP	—	—	(1,560)
Net issuance (repayments) of short-term debt, including capital leases	(170,349)	(396,564)	27,148
Borrowings of long-term debt	—	225,000	—
Dividends Paid	(68,125)	(68,836)	(57,862)

Net cash (used in) provided by financing activities	(198,474)	(200,400)	7,726

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(11,935)	(1,130)	3,963
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	33,667	34,797	30,834

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$21,732	$33,667	$34,797

The accompanying notes are an integral part of these financial statements.

TELECOMUNICACIONES DE PUERTO RICO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

1.	Business / Corporate Structure

Telecomunicaciones de Puerto Rico, Inc., a Puerto Rico corporation (“we” or the “Company”), holds 100% of the common stock of Puerto Rico Telephone Company, Inc. (“PRTC”), PRT Larga Distancia, Inc. (“PRTLD”), and Datacom Caribe, Inc. (“Datacom”). The Company also holds a 67% interest in Coqui.net Corporation (“Coqui.net”), in which Popular, Inc., one of our shareholders, holds the remaining 33% interest. The Company also holds a 24% interest in Verizon Information Services, Puerto Rico, Inc. S en C (“VISI”), in which GTE Holdings (Puerto Rico) LLC, our majority shareholder, holds a 36% interest. The Company is the largest telecommunications service provider in Puerto Rico. PRTC is the incumbent local exchange carrier for the island of Puerto Rico. Wireline service is provided by PRTC and cellular service is provided by the wireless division of PRTC, under the brand of Verizon Wireless Puerto Rico, Inc. (“Verizon Wireless”). The Company’s off-island long distance service is provided by PRTLD. The Company’s dial-up Internet access service is provided by Coqui.net. The Company’s directory-publishing revenues are generated by VISI.

GTE Corporation (“GTE”), through its subsidiary GTE Holdings (Puerto Rico) LLC, acquired a 40% interest in and management control over the Company on March 2, 1999 from Puerto Rico Telephone Authority (“PRTA”), an entity of the Commonwealth of Puerto Rico (the “Acquisition”). In connection with the Acquisition, Popular, Inc. acquired a 10% interest in the Company. GTE and Bell Atlantic Corporation merged on June 30, 2000 to form Verizon Communications Inc. (“Verizon”). On January 25, 2002, GTE Holdings (Puerto Rico) LLC and Popular, Inc. acquired an additional 12% and 3% interest in the Company, respectively, by exercising an option each had held since the Acquisition (the “Option Exercise”). Verizon and Popular, Inc. acquired the additional ownership interest from PRTA Holdings Corp., a subsidiary of the PRTA (“PRTA Holdings”). Verizon and Popular, Inc. paid PRTA Holdings $138 million and $34 million, respectively, for a total of $172 million in cash for the additional 3,750,000 shares at a $45.9364 per share price established in the share option agreement entered into at the time of the Acquisition. As a result, Verizon now owns 52%, PRTA owns 28%, Popular owns 13% and the Employee Stock Ownership Plan owns 7% of the outstanding capital stock of the Company. The Company is an affiliate of Verizon, which consolidates the Company’s financial results with its own financial results.

PRTC/Verizon Wireless Merger

On May 1, 2002, the Company completed a tax-free reorganization whereby it merged Verizon Wireless Puerto Rico, a wholly owned subsidiary of the Company, into PRTC. Prior to the merger, the Company created a new wholly-owned subsidiary, PRTLD, to carry the off-island long distance business previously provided by Verizon Wireless. The objectives of the reorganization were to (i) integrate the wireline and wireless operations without jeopardizing the continuity of the off-island long distance license, (ii) simplify the overall corporate structure to reduce administrative costs, and (iii) provide better control and monitoring of the off-island long distance business and increase its potential for growth in Puerto Rico. As a result of this merger, the Company released a deferred tax valuation allowance related to the Acquisition of $93 million, approximately $51 million of which was recorded against goodwill and $42 million was recorded as a deferred tax benefit in the Company’s consolidated statement of income for the second quarter of 2002 in accordance with Statements of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes”.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying audited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and with the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management the financial statements include all adjustments consisting of normal recurring accruals, necessary to fairly present the results of operations and financial condition. The Company is a holding company with no significant assets or operations other than its investment in its subsidiaries. PRTC is a wholly owned subsidiary of the Company, and fully and unconditionally guarantee payment of the senior notes, term loans and the commercial paper.

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

Common carrier line access revenues are generated based on the participation by the PRTC in revenue pools with other telephone companies managed by the National Exchange Carriers Association (“NECA”), which are funded by access charges authorized by the Federal Communications Commission (“FCC”) and long-term support amounts received from the Universal Service Fund. Pooled amounts are divided among telephone companies based on allocations of costs and investments in providing interstate services. Revenues are based on preliminary allocations and cost studies and are subject to final settlement in subsequent periods.

Revenues from prepaid cellular cards are recognized based upon usage with any residual balances recognized at the expiration date.

Directory revenues are recognized over the lives of the directories, which is generally one year (see Note 3).

Activation and installation revenues and certain related costs are deferred and amortized over the estimated life of the customer relationship, which are 5 years for wireline and 3 years for wireless.

Cash and Cash Equivalents

Short-term investments with original maturities of three months or less are classified as cash equivalents.

Allowance for Doubtful Accounts

The allowance for doubtful accounts is an amount that management believes will be adequate to absorb possible losses on existing receivables that may become uncollectible based on evaluations of the collectibility of the receivables and prior loss experience. Because of uncertainties inherent in the estimation process, management’s estimate of losses and the related allowance may change. The Company is not dependent on any single customer.

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

The Company’s depreciation expense is based on the composite group remaining life method and straight-line composite rates.
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

Effective January 1, 2002, the Company adopted SFAS No. 142 and therefore discontinued the amortization of goodwill and other long-lived assets such as cellular licenses and wireline concessions. The Company amortizes trade names and software licenses on a straight-line basis over 25 and 5 years, respectively. Refer to Note 4 of the consolidated financial statements for further information.

Software Costs

The Company defers and amortizes software development project costs over a five-year period beginning at the project completion date.

Advertising Costs

The Company expenses advertising costs as incurred, and recorded advertising costs of $15 million in 2003 and 2002.

Employee Benefit Plans

Pension and post-employment health care and life insurance benefits earned interest on projected benefit obligations are accrued currently. Prior service costs and credits resulting from changes in plan benefits are amortized over the average remaining service period of the employees expected to receive the benefits.

Impairment or Disposal of Long-lived Assets

Assets are assessed for impairment when changes in circumstances indicate that their carrying values are not recoverable. Effective, January 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Losses are recognized in circumstances where impairment exists, at the amount by which the carrying value of assets exceeds fair value. Fair value is determined based on quoted market prices, if not available, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flows and fundamental analysis.

For the last three years, the Company has been operating a TDMA network and CDMA network for its wireless clients. During 2003 management decided to migrate in 2004 all TDMA clients to the CDMA network and subsequently dispose of the TDMA network. The expected undiscounted future cash flow from operations on the TDMA network was estimated to be $27 million ($47.4 million estimated cash flows from operations less $20.4 million of related expenses). The discounted fair value of the network was estimated to $26 million and was determined by discounting anticipated discounted future cash flows at a risk free rate of 3.76%.

Since the estimated fair value of $26 million is lower than the $37.8 million carrying amount of the TDMA network as of December 31, 2003, the Company recorded an impairment loss of $11.8 million.

In December 2001, the Company recorded an impairment charge of $1.3 million related to its paging business. In addition, in November 2001, the Company recorded a write-off charge of $2.2 million related to its wireless brand name intangible. This resulted from the change of name of the Company’s wireless business from Celulares Telefónica to Verizon Wireless.

Income Taxes

The Company uses an asset and liability approach in accounting for income taxes following the provisions of SFAS No. 109, “Accounting for Income Taxes.” Deferred tax assets and liabilities are established for temporary differences between the way certain income and expense items are reported for financial reporting and tax purposes. Deferred tax assets and liabilities are adjusted, to the extent necessary, to reflect tax rates expected to be in effect when the temporary differences reverse. A valuation allowance is established for deferred tax assets for which realization is not likely.

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

Minority Interest in Consolidated Subsidiary

The minority interest in the consolidated balance sheet reflects Popular Inc.’s 33% net investment in Coqui.net at year-end.

Reclassifications

Reclassifications of prior years’ data have been made to conform to the current year’s presentation.

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

The effect of applying the new method for the year ended December 31, 2003 is a one-time non-cash revenue increase of $13 million, which has been included in operating income.

The following table shows the pro forma effect on operating results for the year ended December 31, 2002 had the Company applied the amortization method:

	December 31, 2002
	(In thousands)
	Before	After
	Directory	Directory
	Accounting	Accounting
	Change	Change
Operating revenues	$1,301,275	$1,301,039

Operating expenses	$1,054,740	$1,054,723

Income before cumulative effect of accounting change	$171,033	$170,899

Net income	$171,033	$170,899

4.	Summary of Recent Accounting Pronouncements

Business Combinations and Accounting for Goodwill and Other Intangibles

The Company adopted SFAS No. 142 “Goodwill and Other Intangible Assets”, effective January 1, 2002, which provides guidance on the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 no longer permits the amortization of goodwill and other indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or, under certain conditions, more frequently) for impairment in accordance with this statement. This impairment test uses fair value approach rather than the undiscounted cash flow approach previously required by SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”.

Intangible assets that do not have indefinite lives will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. The Company has evaluated its assets using the fair value approach for each reporting unit to determine if there is an impairment exposure (transitional impairment test) and the impact it would have on the Company’s results of operations for 2003. The evaluation of the two reporting units revealed no impairment exposure.

The following financial information represents the adjusted consolidated results of operations as if adoption of SFAS No. 142 had been applied to the prior period presented. Adjusted results presented below exclude the effects (net of tax) of the amortization of goodwill and other indefinite life intangibles.

	For the Years Ended December 31,
			(Adjusted)	(As Reported)
	2003	2002	2001	2001
	(In thousands)
Revenues	$1,281,419	$1,301,275	$1,396,595	$1,396,595
Operating costs and expenses	1,190,556	1,054,740	1,134,165	1,149,813

Operating income	90,863	246,535	262,430	246,782
Other expense, net	64,353	46,131	58,818	58,818

Income before income tax	26,510	200,404	203,612	187,964
Income tax expense	8,183	29,371	73,868	69,508

Net Income before cumulative effect	18,327	171,033	129,744	118,456
Cumulative effect of accounting Change	58,529	—	—	—

Net Income	$76,856	$171,033	$129,744	$118,456

The following table reconciles net income reported for the year December 31, 2001 to the adjusted net income, as required by the provisions of SFAS No. 142.

Reconciliation:	2001
(in thousands)
Net income, as reported	$118,456
Discontinued amortization of goodwill	9,446
Discontinued amortization of other indefinite life intangibles	6,202
Tax effect	(4,360)

Adjusted net income	$129,744

Asset Retirement Obligations

On January 1, 2003, we adopted SFAS No. 143, “Accounting for Asset Retirement Obligations.” This statement provides the accounting for the cost of legal obligations associated with the retirement of long-lived assets. SFAS No. 143 requires that companies recognize the fair value of a liability for asset retirement obligations in the period in which the obligations are incurred and capitalize that amount as part of the book value of the long-lived asset. We have determined that PRTC does not have a material legal obligation to remove long-lived assets as described by this statement. However, we have included estimated removal costs in our group depreciation models. These costs have increased depreciation expense and accumulated depreciation for future removal costs for existing assets. These removal costs are recorded as a reduction to accumulated depreciation when the assets are retired and removal costs are incurred.

For some assets, such as telephone poles, the removal costs exceed salvage value. Under the provisions of SFAS No. 143, we are required to exclude costs of removal from our depreciation rates for assets for which the removal costs exceed salvage. Accordingly, in connection with the initial adoption of this standard on January 1, 2003, we have reversed accrued costs of removal in excess of salvage from our accumulated depreciation accounts for these assets. The adjustment was recorded as a cumulative effect of an accounting change, resulting in the recognition of an estimated gain of $117 million ($71 million after-tax). Effective January 1, 2003, the Company began expensing costs of removal in excess of salvage for these assets as incurred. The impact of this change in accounting will result in a decrease in depreciation expense and an increase in operational and support expenses. The Company estimates that the net increase to operating income in 2003, excluding the cumulative effect adjustment, will be approximately $12 million ($7 million after-tax).

Accounting for Impairment or Disposal of Long-Lived Assets

In August 2001, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 144. This standard supersedes SFAS No. 121 and the provisions of Accounting Principles Board (“APB”) Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” with regard to reporting the effects of a disposal of a segment of a business. SFAS No. 144 establishes a single accounting model for assets to be disposed of by sale and addresses several SFAS No. 121 implementation issues. The Company adopted SFAS No. 144 effective January 1, 2002 and the adoption did not have any material impact on its financial statements.

Extinguishments of Debt and Accounting for Certain Capital Lease Obligations

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections.” For most companies, SFAS No. 145 will require gain and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4. However, extraordinary treatment will be required for certain extinguishments as provided in APB Opinion No. 30. This statement also amends SFAS No. 13 to require that certain modifications to capital leases be treated as sale-leaseback transactions and modifies the accounting for sub-leases. In addition, the FASB rescinded SFAS No. 44, which addressed the accounting for intangible assets of motor carriers and made numerous technical corrections. The Company believes that the adoption of SFAS No. 145 will not have a material effect on its results of operations and financial condition.

Accounting for Costs Associated with Exit or Disposal Activities

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other costs to Exit an Activity (including Certain Costs Incurred in Restructuring).” EITF Issue No. 94-3 required accrual of liabilities related to exit and disposal activities be recognized at a plan (commitment) date. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company believes that the adoption of SFAS No. 146 will not have a material effect on its results of operations and financial condition.

Amendments of Statement 133 on Derivative Instruments and Hedging Activities

In April 2003, the FASB issued SFAS No. 149, “Amendments of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. In addition, all provisions of SFAS No. 149 should be applied prospectively. However, the provisions of this statement that relate to SFAS 133 Implementation Issues that have been effective for fiscal quarters beginning prior to June 15, 2003 continue to be applied in accordance with their respective effective dates. The Company evaluated the impact of the adoption of SFAS No. 149 and concluded that there is no material effect on its results of operations and financial condition.

Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” This standard clarifies the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. SFAS No. 150 requires that those instruments be classified as liabilities in statements of financial position. The requirements of this statement apply to issuers’ classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company evaluated the impact of the adoption of SFAS No. 150 and concluded that there is no material effect on its results of operations and financial condition.

Accounting for Revenue Arrangements with Multiple Deliverables

In November 2002, the Emerging Issues Task Force (“EITF”) of the FASB reached a consensus on EITF No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” EITF No. 00-21 addresses how to account for arrangements that may involve multiple revenue-generating activities. Specifically, the issue addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. The consensus guidance will be applicable to agreements entered into in quarters beginning after June 15, 2003. The Company evaluated the impact of the adoption of EITF No. 00-21 and concluded that there is no material effect on its results of operations and financial condition.

5.	Property, Plant and Equipment

Property, plant and equipment consist of:

	Remaining Useful		December 31,	December 31,
	Lives (Yrs)		2003	2002
	Current	Previous	(In thousands)
Outside plant	8.5	8.9	$2,097,902	$2,039,412
Central office and transmission equipment	4.1	4.7	1,184,357	1,297,454
Equipment and other	3.2	3.0	323,459	349,832
Buildings	14.3	21.5	316,052	314,345
Land	N/A	N/A	26,400	27,541

Gross plant in service			3,948,170	4,028,584
Less: accumulated depreciation			2,455,127	2,568,380

Net plant in service			1,493,043	1,460,204
Construction in progress			65,203	115,130

Total			$1,558,246	$1,575,334

Effective July 1, 2002, the Company revised its accounting estimates relating to depreciation, based on a detailed review of the lives underlying the depreciation rates. The depreciation rate revisions reflect expected useful lives resulting from the impact of technology and future competition as well as more closely approximating the assumptions used by other telephone companies. These revisions resulted in a decrease in depreciation expense by approximately $6 million for the second half of 2002 and approximately $12 million for the year ended December 31, 2003.

Under the provisions of SFAS No. 143, we are required to exclude costs of removal from our depreciation rates for assets for which the removal costs exceed salvage. Accordingly, in connection with the initial adoption of this standard on January 1, 2003, we have reversed accrued costs of removal in excess of salvage from our accumulated depreciation accounts for these assets. The adjustment was recorded as a cumulative effect of an accounting change, resulting in the recognition of an estimated gain of $117 million ($71 million after-tax). Effective January 1, 2003, the Company began expensing costs of removal in excess of salvage for these assets as incurred. The impact of this change in accounting will result in a decrease in depreciation expense and an increase in operational and support expenses. The Company estimates that the net increase to operating income in 2003, excluding the cumulative effect adjustment, will be approximately $12 million ($7 million after-tax).

During the fourth quarter of 2003, the board of directors approved the replacement of the Company’s General Ledger System. The new system is expected to be operational during year 2004 at projected capitalized costs for software and labor of approximately $13.2 million. As of December 31, 2003, the Company had capitalized cost of $1.4 million for the General Ledger New System project.

6.	Goodwill

Following is a breakdown of goodwill by reporting unit.

	CarryingValue
	December 31,	December 31,
	2003	2002
	(In thousands)
Wireline (PRTC)	$102,731	$102,731
Dial-up Internet (Coqui.net)	24,196	24,196

Total	$126,927	$126,927

7.	Intangibles

	CarryingValue
	December 31,	December 31,
	2003	2002
	(In thousands)
Indefinite Life:
Wireline concession	$85,120	$85,120
FCC Cellular licenses	23,855	23,855

Total Indefinite Life	$108,975	$108,975

	December 31, 2003			December 31, 2002
	(In thousands)
	Cost	Acc. Amort	Book Value	Cost	Acc. Amort	Book Value
Definite Life:
Wireline trade name	$48,400	$9,502	$38,898	$48,400	$7,417	$40,983
Software licenses	67,068	25,805	41,263	45,708	15,525	30,183
Customer base	15,544	15,544	—	15,544	14,837	707
Other	500	500	—	500	500	—

Total Definite Life	$131,512	$51,351	$80,161	$110,152	$38,279	$71,873

Plus: Total Indefinite Life			$108,975			$108,975

Total	$131,512	$51,351	$189,136	$110,152	$38,279	$180,848

The following table presents current and expected amortization expense of existing intangible assets as of December 31, 2003 and for each of the following years:

Amount
(In thousands)
Aggregate amortization expense:
For the year ended December 31, 2003	$13,765
Expected amortization expense for the years ending December 31:
2004	13,646
2005	12,702
2006	10,877
2007	6,252
2008	1,936

8.	Other assets

	December 31,	December 31,
	2003	2002
	(In thousands)
Deferred activation and installation costs	$69,347	$65,351
Notes receivable-equipment sales	10,446	15,396
Deferred pension asset	19,785	20,646
Investment in VISI	—	4,823
Deferred financing costs, net	3,146	3,970
Other deferred costs	1,426	3,709
Interest rate swap	2,811	2,883
Other assets	1,580	2,558

Total	$108,541	$119,336

9.	Pension Plan

The Company has noncontributory pension plans for full-time employees, which are tax qualified as they meet Employee Retirement Income Security Act of 1974 (the “ERISA”) requirements. The Company realizes tax deductions when contributions are made to the trusts. The trusts invest in equity and fixed income securities to meet benefit obligation.

The pension benefit is composed of two elements. An employee receives an annuity at retirement when they reach the rule of 85 (age plus years of service). The annuity is calculated by applying a percentage times years of service to the last three years of salary. The second element is a lump sum based on years of service, approximating nine to twelve months of salary.

There are separate trusts for the annuity and the lump sum benefit with a further separation of the annuity benefit into a plan for the UIET union, for the HIETEL union and management employees. Health care and life insurance benefits are provided to retirees.

The following table sets forth the status of the plans and the amounts in the financial statements as of December 31, 2003 and 2002:

(In thousands)

	Pension and Lump Sum Benefits		Post-Retirement Benefits
	2003	2002	2003	2002
Change in benefit obligation:
Benefit obligation at beginning of period	$1,021,735	$968,948	$576,241	$397,216
Service cost	18,092	15,856	8,701	6,751
Interest cost	67,299	67,180	35,511	28,963
Actuarial loss	104,500	52,923	45,163	163,600
Plan amendments-ERW	8,714	—	6,222	—
Plan amendments-Other	3,460	—	(25,843)	—
Expected expenses	(2,762)	(856)	—	—
Benefits paid	(78,605)	(82,316)	(23,225)	(20,289)

Benefit obligation at end of period	$1,142,433	$1,021,735	$622,770	$576,241

Change in plan assets:
Fair value of plan assets at beginning of period	558,161	623,229	—	—
Actual return (loss) on plan assets	116,390	(61,172)	—	—
Employer contributions	122,247	78,420	23,225	20,289
Benefits paid	(78,605)	(82,316)	(23,225)	(20,289)

Fair value of plan assets at end of period	$718,193	$558,161	$—	$—

Funded status:
Funded status at end of year	(424,240)	(463,574)	(622,770)	(576,241)
Unrecognized actuarial loss, net	260,340	241,810	353,684	324,225
Unrecognized prior service cost (benefit)	21,286	22,569	(18,590)	4,740
Unrecognized net transition obligation	1,839	2,269	20,329	22,531

Net amount recognized	$(140,775)	$(196,926)	$(267,347)	$(224,745)

Balance sheet amounts consist of:
Accrued benefit liability	$(326,766)	$(365,412)	$(267,347)	$(224,745)
Other asset (Note 7)	19,785	20,646	—	—
Accumulated other comprehensive loss	166,206	147,840	—	—

Net amount recognized	$(140,775)	$(196,926)	$(267,347)	$(224,745)

Changes in benefit obligations were caused by factors including changes in actuarial assumptions (see “Assumptions”).

The accumulated benefit obligation for all defined benefit pension plans was $1,045 million and $915 million at December 31, 2003 and 2002, respectively.

Additional Information

An additional minimum pension liability adjustment, net of taxes, of $11 million and $12 million was recorded at December 31, 2003 and 2002. The adjustment is necessary to reflect as a net liability at a minimum the fair value of benefit obligation less plan assets with the fair value of benefit obligation calculated on an accumulated benefit obligation basis. An offsetting deferred pension asset of $20 million and $21 million was recorded at December 31, 2003 and 2002 as part of this calculation to recognize all unrecognized prior service costs. The difference between the additional liability adjustment and the additional asset was recorded as a component of other comprehensive income and all accumulated amounts recorded in other comprehensive income is reflected as a separate account within shareholders equity.

	Pension and Lump Sum Benefits
(In thousands)	2003	2002
Increase in minimum liability included in other comprehensive income	11,203	11,705

In the Acquisition agreement, the PRTA agreed to contribute cash or stock worth a total of $200 million as a capital contribution in even $40 million installments over five years beginning on March 2, 2000. The Company will use the $200 million to fund its underfunded pension and other post-employment benefit obligations. The contribution must be in cash for the first two installments and cash or stock of the Company for the last three installments. During the year ended December 31, 2003, $40 million in cash was received corresponding to the fourth installment. Future receipts were originally recorded at their discounted present value of $159.7 million (at 8% discount rate) as a specific component of shareholders’ equity in 1999.

Net Periodic Cost

The components of the net pension and other post-employment benefit expenses for years ended December 31,

	Pension and Lump Sum Benefits			Post-Retirement Benefits
(In thousands)	2003	2002	2001	2003	2002	2001

Service cost	$18,092	$15,856	$16,482	$8,701	$6,751	$5,098
Interest cost	67,299	67,180	67,820	35,511	28,963	22,908
Expected return on plan assets	(46,311)	(56,890)	(58,168)	—	—	—
Amortization of unrecognized:
Transition obligation	430	512	641	2,202	2,202	2,202
Prior service cost (benefit)	4,743	4,423	4,398	(2,513)	896	896
Actuarial loss, net	13,124	5,008	522	15,704	8,186	3,363

Net amortization and deferral	57,377	36,089	31,695	59,605	46,998	34,467
Effect of early retirement program	8,714	—	33,220	6,222	—	1,829

Total	$66,091	$36,089	$64,915	$65,827	$46,998	$36,296

Assumptions

The weighted-average assumptions used in determining benefit obligations at December 31,

	Pension and Lump Sum Benefits		Post-Retirement Benefits
	2003	2002	2003	2002
Discount rate	6.25%	6.75%	6.25%	6.75%
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%

The weighted-average assumptions used in determining net periodic cost for years ended December 31,

	Pension and Lump Sum Benefits			Post-Retirement Benefits
	2003	2002	2001	2003	2002	2001
Discount rate	6.25%	6.75%	7.25%	6.25%	6.75%	7.25%
Rate of compensation increase	4.00%	4.00%	5.00%	4.00%	4.00%	5.00%
Expected return on plan assets	8.50%	8.50%	9.25%	n/a	n/a	n/a

In order to project the long-term target investment return for the total portfolio, estimates are prepared for the total return of each major asset class over the subsequent 10-year period, or longer. Those estimates are based on a combination of factors including the following: observable current market interest rates, consensus earnings expectations, historical long-term performance and value-added, and the use of conventional long-term risk premiums. To determine the aggregate return for the pension trust, the projected returned of each individual asset class is then weighted according to the allocation to that investment area in the Trust’s long-term asset allocation policy. The projected long-term results are then also compared to the investment return earned over the previous 10-years.

The assumed health care cost trend rates at December 31,

	Post-Retirement Benefits
	2003	2002	2001
Health care cost trend rate assumed for next year	10.00%	11.00%	10.00%
Rate to which cost trend rate gradually declines	4.75%	5.00%	5.00%
Year the rate reaches level it is assumed to remain thereafter	2007	2009	All future
			Years

Assumed health care trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in the assumed health care cost trend rate would have the following effects:

One-percentage-point	Post-Retirement Benefits
(In thousands)	Increase	Decrease

Effect on 2003 total service and interest cost	$7,433	$(6,274)
Effect on post-retirement benefit obligation as of December 31, 2003	84,637	(73,796)

Medicare Drug Act

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Medicare Drug Act) was signed into law. The Medicare Drug Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Any measures of the accumulated postretirement benefit obligation or net periodic postretirement benefit cost in the financial statements or accompanying notes do not reflect the effects of the Act on the plan. Specific authoritative guidance on the accounting for the federal subsidy is pending and that guidance, when issued, could require the sponsor to change previously reported information. The sponsor would need to amend the plan in order to benefit from the new legislation as part of the Act’s possible economic consequences.

Plan Assets

The weighted-average assets allocation for the pension plans assets at December 31, 2003 and 2002 by category are as follows:

	2003	2002
Equity securities	60.2%	57.7%
Debt securities	36.9%	41.0%
Other	2.9%	1.3%

	100.0%	$100.0%

The portfolio strategy emphasizes a long-term equity orientation, significant global diversification, the use of both public and private investments and professional financial and operational risk controls. Assets are allocated according to a long-term policy neutral position and held within a relatively narrow and pre-determined range. Both active and passive management approaches are used depending on perceived market efficiencies and various other factors.

Cash Flows

The Company expects to contribute $153 million for pension and lump sum plans and $30 million for post-retirement plan in year 2004. We have adequate liquidity resources to fund this amount.

Estimated Future Benefit Payments

The benefits payments, which reflect expected future service, are expected to be paid as follows:

	Pension and Lump	Post-Retirement
(In thousands)	Sum Benefits	Benefits

2004	$84,502	$29,940
2005	73,970	31,568
2006	72,035	32,863
2007	69,975	33,790
2008	67,771	34,457
2009-2013	344,804	179,398

Early Retirement and Voluntary Separation Provision

The Company offered a voluntary separation program to qualified management employees during the fourth quarter of 2002 and recorded a $0.5 million non-cash provision as a result of 8 employees accepting the program.

In January 2003, an additional 29 qualified management employees accepted the voluntary separation program representing an expense of $1.4 million, which was recorded in the first quarter 2003. During the second quarter of 2003, the Company offered to members of one of the unions a voluntary separation program that closed on June 20, 2003, which 44 qualified employees accepted. Also, during the second quarter of 2003, an additional 147 employees in the craft union accepted a retirement program offered by the Company that closed on June 30, 2003. As a result of these two programs, an additional non-cash provision of $3.3 million was recorded.

In December 2003, the Company offered an early retirement program to qualified management employees. A non-cash provision of $12.6 million was recorded relating to 147 employees who had accepted as of December 31, 2003.

10. Other Current Liabilities

     Other current liabilities consist of:

	December 31,	December 31,
	2003	2002
	(In thousands)
Accounts payable	$34,064	$80,137
Accrued expenses	75,999	86,078
Employee benefit accruals	44,697	39,954
Carrier payables	50,949	46,540
Taxes	1,420	8,622
Interest	6,351	6,703

Total	$213,480	$268,034

11. Debt

	December 31,	December 31,
	2003	2002
	(In thousands)
Senior notes:
Due May 15, 2006 at 6.65%	$399,943	$399,921
Due May 15, 2009 at 6.80%	299,896	299,881
Term credit facilities:
Due May 16, 2004 at 70 basis points over LIBOR	30,000	50,000
Due May 31, 2004 at 60 basis points over LIBOR	—	50,000
Due June 24, 2005 at 70 basis points over LIBOR	30,000	50,000
Due August 19, 2005 at 70 basis points over LIBOR	63,000	75,000
Commercial paper	29,500	57,700
Working capital credit facility	—	40,000
Deferred derivative	6,337	9,018
Interest rate swap	2,811	2,883
Capital leases	377	564

Total	861,864	1,034,967
Less short-term debt	59,729	97,932

Long-term debt	$802,135	$937,035

The senior notes, commercial paper, term credit facilities, working capital facility, and bank notes are unsecured and non-amortizing. PRTC is the guarantor of these instruments.

The Company has a $400 million commercial paper program with maturities not to exceed 365 days, which is backed by two working capital facilities. The commercial paper dealer agreement was signed in November 2000. In March 2004, the Company’s existing $400 million bank note credit facility matured. On March 2, 2004 the Company entered into a new unsecured, $360 million 364-day revolving credit facility with a syndicate of banks and other lenders for whom Citibank, N.A. acts as administrative agent, Banco Bilbao Vizcaya Argentaria Puerto Rico acts as syndication agent and Banco Popular de Puerto Rico, FirstBank Puerto Rico and Scotiabank de Puerto Rico act as co-documentation agents. Amounts borrowed under this facility are guaranteed by PRTC and the Company’s significant subsidiaries and bear interest at the applicable Eurodollar rate plus a margin or at the base rate, which is the higher of the base rate publicly announced by the administrative agent from time to time or the Federal Funds rate plus 0.5%, plus a margin. The Company is also required to pay a quarterly facility fee on commitments under the facility and a quarterly utilization fee on borrowed amounts that exceed 50% of the commitments under the facility. Accrued interest on Eurodollar rate borrowings is payable based on elected intervals of one, two, three or six months or other interest period as the Company may select, subject to certain conditions. Accrued interest on base rate borrowings is payable quarterly. This facility matures on March 1, 2005, on which date the Company has the right to convert outstanding amounts into a term loan that matures on March 1, 2006. This facility contains negative covenants, including covenants which limit the Company’s ability to grant or permit liens on its or subsidiaries’ properties, merge or sell all or substantially all of its assets and permit its subsidiaries to incur debt. This facility also requires that the Company maintain certain financial ratios. Upon the occurrence of a default or an event of default, the lenders have various remedies or rights, which may include termination of the lenders’ obligations to make advances and declare all borrowed amounts and interest thereon immediately due and payable. The intended purpose of this facility is for working facility purposes and serves as backstop facility for commercial paper program.

At December 31, 2003, the Company had a $40 million working capital credit facility with Banco Popular de Puerto Rico, an affiliate of Popular, Inc. Amounts outstanding under this facility bear interest at a rate of 30 basis points over LIBOR. At December 31, 2003, the Company had no outstanding balance under this facility. This facility serves as additional backstop for the commercial paper program.

At December 31, 2002, the Company had $225 million in term credit facilities with maturities ranging from two to three years, and bearing interest from 60 to 100 basis points over LIBOR. By October 29, 2003 the Company repaid one of the $50 million term loans, and prepaid principal in an aggregate amount of $62 million of the outstanding term credit loans, while reducing interest rate to 70 basis points over LIBOR.

On August 31, 2001, the Company entered into an interest rate swap contract with a notional amount of $150 million. In September 2002, the Company drew the value out of the hedge position without changing the fixed/floating funding mix of the original swap transaction. This transaction resulted in cash proceeds of $11 million, reflected in cash from operations as required by SFAS No. 104, and created a deferred derivative, which will be amortized until 2006. The purpose of the swap is to hedge against changes in the fair market value of the Company’s senior notes to achieve a targeted mix of fixed and variable rate debt. The swap receives interest at a fixed rate of 6.65% and pays interest at a net variable rate equal to six month LIBOR plus 170 basis points, with semiannual settlements and reset dates every May 15 and November 15 until maturity of the May 15, 2006 senior notes. The swap was entered into “at market” and as a result, there was no exchange of premium at the initial date of the swap. The Company designates the swap as a hedge of the changes in fair market value of the senior notes due to changes in the designated benchmark interest rate. PRTC is the guarantor of the interest rate swap.

Aggregate maturities of the senior notes and term credit facilities are as follow:

Amount
(In thousands)
2004	$59,500
2005	93,000
2006	400,000
2009	300,000

Total	$852,500

12. Other Non-Current Liabilities

Other non-current liabilities consist of:

	December 31,	December 31,
	2003	2002
	(In thousands)
Deferred activation and installation revenues	$69,347	$65,352
Deferred directory-publishing revenues	12,877	—
Customer deposits	26,954	27,490
Other liabilities	128,227	53,792

Total	$237,405	$146,634

13. Deferred ESOP Compensation

The Employee Stock Ownership Plan (“ESOP”) acquired a 3% interest in the Company in 1999, which was financed by a $26 million, twenty-year note borrowed from the Company to establish a contributory investment fund for employees. The ESOP only invests in shares of the Company’s common stock. Shares are held by the ESOP’s trustee and maintained in a suspense account until they are released to employee participants. The yearly release of shares to participants is based on the greater of participant contributions plus a Company match of 30% up to 5% of wages or a minimum based on an amortization schedule. The minimum is based on the ratio of annual debt service to total debt service multiplied by the initial 750,000 shares.

Compensation expense is recorded based on the release of shares at market value, which is based on an independent appraisal performed annually. The ESOP released approximately 36,072 and 39,800 shares in 2003 and 2002, respectively. This release resulted in compensation expense of $2 and $3 million for the years ended December 31, 2003 and 2002, respectively, reflecting the market value of the shares. The release of shares, based upon the per share price established at the Acquisition, amounted to $1.3 and $1.4 million for December 31, 2003 and 2002, respectively, which is reflected as a reduction of deferred ESOP compensation in equity.

14. Shareholders’ Equity

Common Stock

Common stock consisted of fifty million authorized no par value shares, of which twenty five million shares were outstanding at December 31, 2003 and 2002.

Subscription Receivable

The subscription receivable reflects future receipts from PRTA at its present value using an 8% discount rate. As part of the Acquisition agreement, the PRTA agreed to contribute a total of $200 million in cash or stock as a capital contribution in equal installments of $40 million over five years beginning on March 2, 2000. The Company will use the $200 million capital contribution to partially fund its underfunded pension and other post-employment benefit obligations. The stock purchase agreement requires that the Company contribute $66 million, which includes the $40 million received from PRTA, to the pension plan immediately upon receipt of the proceeds each year. The Company received the fifth and final $40 million installment in March 2004 and made the required pension payment of $66 million.

Accumulated Other Comprehensive Loss

The accumulated other comprehensive loss represents unrecognized losses, other than unrecognized prior service costs which are reflected as an other asset, associated with the hourly employee pension fund, since the accumulated benefit obligation exceeds the fair value of plan assets.

The accumulated other comprehensive loss amount as of December 31, 2003 and 2002 has been adjusted in the amount of $64.8 million and $57.6 million, respectively, in order to reflect the after-tax amount in accordance with the provisions of SFAS No.130, “Reporting Comprehensive Income”.

Dividends

The Company’s shareholders’ agreement requires the payment of dividends equal to at least 50% of consolidated net income to be paid in the following quarter to the extent funds are legally available.

Dividends payments were made in the following periods:

2003		2002
(In thousands)		(In thousands)
4th Quarter	$—	4th Quarter	$15,926
3rd Quarter	—	3rd Quarter	40,301
2nd Quarter	68,125	2nd Quarter	11,502
1st Quarter	—	1st Quarter	1,107

Total	$68,125	Total	$68,836

15. Income Taxes

The Company and its subsidiaries file separate income tax returns, as consolidated returns are not allowed under the provisions of the 1994 Puerto Rico Internal Revenue Code, as amended (the “Code”).

Provision (benefit) for income tax is determined by applying the maximum statutory tax rate of 39% to pretax income. During the year 2003, 2002 and 2001, the Company recorded an income tax provision of $8 million, $29 million and $70 million, respectively, as set forth below:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2003	2002	2001
		(In thousands)
Current	$5,812	$24,444	$ ,55,889
Deferred	2,371	4,927	13,619

Total	$8,183	$29,371	$69,508

A reconciliation of the provision (benefit) to the amount computed by applying the statutory rate for the year ended December 31, 2003, 2002 and 2001 is as follows:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2003	2002	2001
Provision computed at statutory rate	39.0%	39.0%	39.0%
Effect of income tax provision (benefit) as a result of:
Book income not subject to tax	(9.5)	(0.9)	(2.3)
Additional deduction for tax purposes	(1.5)	(1.5)	(0.1)
Change in valuation allowance	—	(21.5)	—
Other	0.6	—	0.5

Income tax provision (benefit)	28.6%	15.1%	37.1%

The amount of deferred income tax asset as of December 31, 2003 and 2002 is as follows:

	2003	2002
	(In thousands)
Goodwill and intangibles	$76,849	$91,460
Employee benefit liabilities	226,176	227,495
Net loss carry-forward and other	(30,073)	(10,104)

Total	$272,952	$308,851

Management believes that realization of the deferred income tax asset is more likely than not, based on its evaluation of the Company’s anticipated taxable income over the period of years that the temporary differences are expected to become tax deductions.

At December 2001, the Company had a valuation allowance of approximately $28 million, against accumulated net operating losses reflected as a deferred tax asset, which relates to the Company’s wireless business. This allowance was established since management did not believe that it was more likely than not that Verizon Wireless would generate a sufficient level and proper mix of taxable income within the appropriate period to utilize these tax benefits.

During the year 2002, as a result of the merger of Verizon Wireles into PRTC (see Note 1 of the consolidated financial statements for disclosure on business / corporate structure), management determined that it was more likely than not that the net operating losses will be utilized and, accordingly, reduced such valuation allowance to zero.

16. Related Party Transactions

During the years ended December 31, 2003 and 2002, the Company had the following significant transactions with affiliated companies:

•	At December 31, 2003, the Company maintained an outstanding $40 million working capital credit facility with an affiliate. No balance was outstanding under this facility as of December 31, 2003. This affiliate provides the Company with general banking services, such as lock-box and payroll. In addition, the Company has a contract with this affiliate by which they print and send the monthly billings to the Company’s wireless customers. The charges for all of these services amounted to approximately $10 million for each of the years 2003 and 2002.

•	As a result of the Acquisition, the Company entered into a five-year Management and Technology License Agreement with Verizon which expired on March 1, 2004. Under this agreement, affiliates of Verizon provided advice and direction related to the administration and operations of the Company, as well as intellectual property or software. Fees for these services amounted to $24 million and $39 million for the year ended December 31, 2003 and 2002, respectively.

•	In January 2000, the Company entered into a joint venture agreement with VISI the largest yellow page publishing company in Puerto Rico. The Company generated earnings of $2 million during both years ended December 31, 2003 and 2002 for its approximate 24% share in VISI.

•	The Company also enters into transactions with affiliates for the purchase of materials and supplies used in the construction and expansion of its telecommunications network. Such transactions are subject to conditions similar to transactions with independent third parties. The Company also participates with affiliates of shareholders in sharing the cost of development of computer software programs by third party vendors. The shareholders receive no compensation for arranging the development of such systems. In addition, the Company reimburses shareholders and affiliates for the direct cost of a limited number of employees that work at the Company in management positions.

17. Fair Value of Financial Instruments

The carrying amounts and fair values of the Company’s financial instruments at December 31 are as follows:

	December 31,		December 31,
	2003		2002
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In thousands)
Assets:
Cash and cash equivalents	$21,732	$21,732	$33,667	$33,667
Accounts receivable	287,247	287,247	342,359	342,359
Liabilities:
Other current liabilities	$213,480	$213,480	$268,034	$268,034
Short-term debt	59,729	59,729	97,932	97,932
Long-term debt, including interest rate swap	802,135	872,822	937,035	984,233

18. Segment Reporting

The Company has two reportable segments: Wireline and Wireless.

The Wireline segment consists of:

•	Local services, including basic voice, telephone and telecommunications equipment rentals, value-added services, high-speed private line services, Internet access and public phone service;

•	Access services to long distance carriers, competitive local exchange carriers, and cellular and paging operators to originate and terminate calls on our network;

•	Long distance services including direct dial on-island and off-island, operator assisted calls, prepaid calling card and high-speed private line services;

•	Directory publishing rights services; and

•	Telecommunication equipment sales and billing and collection services to competing long distance operators in Puerto Rico.

The Wireless segment consists of:

•	Cellular service; and

•	Wireless equipment sales.

The accounting policies of the segments are the same as those followed by the Company (see Note 2). The Company accounts for intersegment revenues at market prices.

Segment results for the Company are as follows (in thousands):

	For the Year	For the Year	For the Year
	Ended	Ended	Ended
	December 31,	December 31,	December 31,
	2003	2002	2001
Wireline:
Revenues
Local services	$585,711	$584,680	$570,959
Long distance services	140,164	146,190	187,360
Access services	296,506	330,739	361,762
Directory services and other	66,820	66,330	82,826

Total revenues	$1,089,201	$1,127,939	$1,202,907

Operating Income	$102,984	$247,262	$264,266

Wireless:
Revenues and sales
Cellular services	$187,676	$174,542	$179,173
Paging services	1,026	5,241	14,913
Equipment sales and other	13,389	6,925	14,425

Total revenues and sales	$202,091	$186,708	$208,511

Operating Income	$(12,121)	$(727)	$(17,484)

Consolidated:
Revenues for reportable segments	$1,291,292	$1,314,647	$1,411,418
Elimination of intersegment revenues	(9,873)	(13,372)	(14,823)

Consolidated revenues	$1,281,419	$1,301,275	$1,396,595

Operating income	$90,863	$246,535	$246,782

	As of	As of
	December 31,	December 31,
Assets	2003	2002
Wireline assets	$2,599,277	$2,645,088
Wireless assets	314,172	290,891

Segment assets	$2,913,449	$2,935,979
Elimination of intersegment assets	(292,211)	(218,582)

Consolidated assets	$2,621,238	$2,717,397

19. Supplemental Cash Flow Information

Cash paid for interest for the year ended December 31, 2003 and 2002 amounted to approximately $49 million and $60 million, respectively. During the years ended December 31, 2003 and 2002, the Company paid income taxes amounting to $33 million and $34 million, respectively.

20. Leases

The Company has capital and operating leases for certain facilities and equipment. Future minimum lease payments under non-cancelable capital and operating leases are as follows:

	Capital	Operating
	(In thousands)
Year ending December 31,
2004	$256	$11,761
2005	143	9,856
2006	15	7,021
2007	—	4,671
2008	—	2,513
Thereafter	—	11,671

Total minimum lease payments	414	47,493
Less amount representing interest	37	—

Present value of minimum lease payments	$377	$47,493

Lease costs for the years ended December 31, 2003, 2002 and 2001 amounted to approximately $14 million, $12 million and $11 million, respectively.

21. Contingencies and Regulatory Matters

REGULATORY AND COMPETITIVE TRENDS

     Regulatory activity at the federal and local levels was primarily directed at meeting challenges in maintaining support for local exchange rates and Universal Service while affecting the rate rebalancing and regulatory restructuring required by an increasingly competitive environment. Among the issues generating regulatory activity are: local number portability requirements, interconnection agreements, the FCC’s triennial review and reverse toll billing elimination.

     We continued to meet the wholesale requirements of new competitors and have signed agreements with wireless and wireline carriers. These agreements permit them to purchase unbundled network elements, to resell retail services, and to interconnect their networks with ours.

INTRA-ISLAND LONG DISTANCE ACCESS RATE DISPUTE

     On February 28, 2002, the TRB issued a Resolution and Order (the “February 2002 Order”) with respect to the reconsideration requested by the Company of the TRB’s October 10, 2001 order to reduce the access rates the Company charges to long distance carriers to originate and terminate intra-island long distance calls through the Company’s network.

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

April 2002: From 9.3 cents per minute to 7.9 cents per minute
April 2003: From 7.9 cents per minute to 6.5 cents per minute
April 2004: From 6.5 cents per minute to 5.0 cents per minute
April 2005: From 5.0 cents per minute to 2.1 cents per minute

     The February 2002 Order also requires PRTC to pay a $68 million refund to end-user customers. The TRB calculated this amount based on the difference between the 9.3 cents and 7.9 cents rate for TRB-estimated traffic from the period beginning on April 1, 2000 through March 31, 2002. The refund can be made in 12 equal quarterly installments beginning on April 1, 2002. The Company filed with the Puerto Rico Circuit Court of Appeals (the “Court”) an appeal of the February 2002 Order in which the Company alleges that the TRB made errors of law and procedure in its determination of access charges and its order requiring the Company to make the cash refund. On March 27, 2002, the Court stayed the refund and the rate reduction until the hearing of the appeal.

     On April 2, 2002, AT&T, Sprint and LTD (the “Carriers”) filed a petition with the Court for review of the February 2002 Order, requesting the Court to order the rate reduction without a phase-in period, remand the case back to the TRB, direct the TRB to calculate the refund from the period beginning on April 1997 instead of April 2000, and require that the refund be paid to the Carriers instead of end-user customers.

     The hearing involving oral presentations by the parties was held on February 19, 2003. On April 22, 2003, the parties filed their corresponding post-hearing final briefs therefore finally submitting the case for adjudication. On August 19, 2003, the Court issued its final decision on the proceeding confirming the TRB Order on Reconsideration of February 28, 2002 in all respects and rejecting the claims of PRTC and the Carriers. On September 4, 2003, PRTC requested reconsideration of the Court’s determination on the grounds that although the Court correctly described the applicable legal standards the Court erred in applying those standards to the facts of the case. On October 2, 2003, the Court denied PRTC’s reconsideration. As a result of the Court’s decision, the Company established a pre-tax reserve of $73 million, including interest, in September 2003 for the end-user and AT&T refund referred to in the February 2002 Order. This reserve is in addition to the reserve established in connection with the stay of the TRB Order on Reconsideration issued by the Court.

     On October 30, 2003, the Company filed a petition for a writ for certiorari before PR Supreme Court challenging the $68 million refund portion of the Order. The phased down portion of the Order was settled with the major carriers and implementing tariffs filed with the TRB as noted in the next paragraph.

     In November 2003, the Company proposed, and two members of the TRB indicated their support for, a plan to revise the Boards’s end-user refund order and end the dispute over this issue. First, PRTC has filed tariffs implementing the reduction in intra-island access charges ordered by the TRB in its Order on Reconsideration of February 27, 2002. The composite per minute access rate was reduced from 9.3 cents to 6.5 cents on January 1, 2004 and will decrease according to the TRB phase reduction schedule which will end on April 1, 2005. See above. Second, PRTC agreed to implement a phased reduction in the number of local exchange calling areas from 68 to 10, the first phase of which became effective on February 2004, coupled with the deferred implementation of a flat charge designed to offset the resulting revenue losses. Third, the plan included a number of other elements benefiting consumers; elimination of touchtone charges; one time credits for single line residential customers equal to their basic monthly service rate in December 2003 and June 2005; and a commitment not to raise residential rates through December 2006, without providing certain information to the TRB in advance. While the TRB has accepted and approved these commitments, it has not issued a final resolution and order to terminate the refund provisions in the Order and there has been litigation relating to aspects of the plan at the TRB and Puerto Rico Supreme Court. The 2003 cash flow impact was a reduction of $16 million to the pre-tax reserve.

CARRIER ACCESS BILLING

     During the first and second quarter of 2003, some carriers established a series of billing claims with the Company regarding tariff interpretation, traffic routing at the network level and misclassification of access traffic for determination of applicable access elements.

     The Company entered into negotiations with the major carriers and settled the billing claims and phased-rate reductions required by the February 2002 Order. The 2003 cash flow effect of the settlement was approximately $27 million. Management deems there are no other material impacts to the Company’s financial results.

PUBLIC TELEPHONE SERVICE PROVIDER – ANTI COMPETITIVE ACTIONS

     On November 8, 2001, Teléfonos Públicos de Puerto Rico, Inc. (“TPPR”), the largest competitive provider of public pay phones in Puerto Rico filed a suit in the United States District Court of Puerto Rico, claiming predatory, exclusionary and anticompetitive acts and seeking $75 million in damages. We filed a motion to dismiss the case and are awaiting a decision from the court.

     Pan American Telephone, Inc., Intouch Telecommunications, Inc., and Choicetel Communications, Inc., three additional competitive providers also filed a similar suit in the United States District Court of Puerto Rico on September 4, 2002 on the same grounds. On November 8, 2002, after having evaluated and determined that this suit is similar to TPPR ‘s suit, we filed a motion to dismiss the case. We are currently awaiting a decision from the court.

     On August 16, 2002, PSA, the parent company for Phoenix of Puerto Rico filed a suit in the United States bankruptcy court in the District of Delaware, claiming anti competitive acts. The claims have since been transferred to the United States District Court of Delaware and the disputes between the two parties include PRTC’s amended administrative claim against PSA, and PSA’s complaint for over $9 million against PRTC. PRTC motion to change of venue was granted by the U.S. District Court of Delaware and now the motion to dismiss is pending before the United States District Court of Puerto Rico.

     The Company’s management believes that all of these claims are without merit.

PUERTO RICO DEPARTMENT OF EDUCATION (THE “PRDOE”) DEBT

     On June 30, 2003, PRTC filed a complaint against the PRDOE with the Superior Court, seeking collection of monies for $31 million due for services rendered under the Reeducate Program, which is based on the Federal E-Rate Program, from 1999 to June 30, 2003. The Reeducate Program funds Internet connections for schools throughout Puerto Rico and PRTC has provided services under contract to the PRDOE. The outstanding amount that PRDOE currently owes to PRTC is $34 million. PRTC intends to amend the complaint to reflect the proper amount owed. From the amount claimed, 89% would be paid by the Federal Communications Commission’s School & Libraries Division (“SLD”), who administered the Federal E-Rate Program, if the funding for the fourth and fifth years under the program is released.

     PRTC is currently evaluating the outstanding amounts owed by PRDOE for the third year under the program, which is approximately $1.2 million, after SLD paid its corresponding percentage (87%) under the program.

TOUCHTONE CHARGES

     On November 17, 2003, six residential subscribers and eight business service subscribers filed a class action suit with the Superior Court of Puerto Rico (the “Superior Court”) under the Puerto Rico Telecommunications Act of 1996 (“Act”) and the Puerto ico Class Action Act of 1971. The plaintiffs claim that the Company’s charges for touchtone service are not based on cost, and are therefore in violation of the Act. They have requested that the Court (i) issue an Order certifying the case as a class action, (ii) designate the plaintiffs as representative of the class, (iii) find that the charges are illegal, and (iv) order the Company to reimburse every subscriber for excess payments made since September 1996. On December 30, 2003, PRTC filed its corresponding answer to the complaint and requested the dismissal of the same based on the grounds that the claim is not a legitimate class action suit. On February 17, 2004, the plaintiffs filed their first set of interrogatories and request for admissions as to initiate a discovery proceeding. PRTC will ask the Court that the threshold issue to decide first must be the class certification.

CTI ASSET TRANSFER

     Prior to the Acquisition, PRTC transferred its net wireless assets on September 1, 1998 to CTI (which became Verizon Wireless, a division of PRTC, on May 1, 2002). Our predecessors later filed a waiver request in 1998 with the FCC to record this transfer at book value instead of fair value. Since our predecessors had not included the costs of wireless operations in the regulated rate setting process, we believe that ratepayers did not bear the cost of our predecessor’s wireless investment.

     The FCC denied the Company’s petition in April 2001, but recognized that while there were questions concerning certain costs and expenses, the cellular and paging assets had been removed from the interstate rate base.

     The TRB stated in the February 2002 Order that for any prospective rate increase that the Company may pursue to compensate for revenue deficiencies it must first be applied against the gain in the wireless asset transfer, equating to $56 million applicable to intrastate. We will contest this position based on the fact that the wireless entity was set up after the last regulated intrastate rate increase in 1982 and therefore these costs were not included in setting such rates.

     Neither the FCC nor the TRB has commenced any further proceedings to address this issue. While we believe that the resolution of this matter and any related proceedings will not have a material effect on the Company’s financial condition and results of operations, we cannot provide assurance that any further regulatory actions will be favorable to the Company.

PRICE CAP REGULATION

     The FCC requires that companies that set interstate access rates based on a price cap formula must use the price cap formula for all of their affiliates. The price cap formula is based on a plan called Coalition of Affordable Local and Long Distance Service that uses rate-of-return as a basis for setting rates. The Company was previously required to implement price caps by March 2, 2000.

     However, the FCC delayed conversion to price cap regulation until June 30, 2002, and the Company has requested a further extension until June 30, 2003. Under an order issued by the FCC on April 18, 2002, the Company is no longer required to file a waiver request until the FCC completes its review of the “all-or-nothing” rule.

INTERSTATE HIGH COST SUBSIDY

     On October 21, 1999, the FCC adopted a new high cost support mechanism, which has resulted in the phase out of the Company’s high cost subsidy revenues. These revenues were $33 million in 2001,$4 million for 2002 and $5 million for 2003. On February 28, 2003, PRTC sent a letter to the FCC, requesting that the FCC take action to restore the high-cost universal service support that the Company lost due to FCC policies adopted for non-rural companies based on the cost characteristics of mainland companies. PRTC requested that the FCC address the loss of its universal service support by adopting rules for insular areas that are similar to those applied to rural carriers. In an order dated October 16, 2003 and released October 27, 2003, the FCC rejected PRTC’s request for reconsideration of its non-rural high cost support mechanism, but did not deal with its February 28, 2003 request. On January 14, 2004, PRTC filed a petition for clarification and/or reconsideration of several portions of the FCC Order of October 27, 2003 based on the grounds that the FCC has not acted upon the specific mandate of Section 254 to provide support for insular areas.

MESSAGE PROCESSING AND BILLING SYSTEM

     The Company has an agreement with a provider for the implementation of a traffic polling and billing software system for its wireline operations. While the traffic polling portion has been implemented, management has determined that it is in the Company’s best interests to abandon the billing portion of the software system. The amount of capitalized costs for software and labor related to the billing portion of $32.3 million was written off and included in operating expenses during the second quarter of 2003.

BROTHERHOOD OF INDEPENDENT TELEPHONE WORKERS (“HIETEL”) UNION CONTRACT

     In October 2003, one of our union contracts, a collective bargaining agreement with the HIETEL expired. The Company is currently in negotiations for a new agreement with the HIETEL.

TRB AUDIT

     As provided by law, the TRB is currently conducting an ordinary audit of our affiliate transactions and regulatory accounting. We do not expect to have a material impact in the Company’s financial conditions and results.

RECENT ACCOUNTING PRONOUNCEMENTS

     For disclosure of recent accounting pronouncements, see Note 4 to our condensed consolidated financial statements included under Part II, Item 8, “Financial Statements and Supplementary Data.”

22. Quarterly Financial Data

     The following table reflects the unaudited quarterly results of the Company for the years ended December 31, 2003, 2002 and 2001.

	As Reported	Restated	As Reported	Restated	As Reported	Restated	As Reported	Restated
(In thousands)	First Quarter	First Quarter	Second Quarter	Second Quarter	Third Quarter	Third Quarter	Fourth Quarter	Fourth Quarter
2003
Revenues (1)	$320,492	$325,442	$331,617		$308,836		$315,524
Operating costs and expenses (1)	262,927	263,257	300,809		339,456		287,034

Operating income (1)	$57,565	$62,185	$30,808		$(30,620)		$28,490

Income before cumulative effect of accounting change (1)	$29,592	$32,410	$11,086		$(29,707)		$4,538

Cumulative effect of accounting change, net of tax (1)	$71,082	$58,529	$—		$—		$—

Net income (1)	$100,674	$90,939	$11,086		$(29,707)		$4,538

2002
Revenues	$320,697		$333,386		$318,408		$328,784
Operating costs and expenses	270,198		261,502		259,145		263,895

Operating income	$50,499		$71,884		$59,263		$64,889

Income before cumulative effect of accounting change	$23,004		$80,602		$31,852		$35,575

Cumulative effect of accounting change, net of tax	$—		$—		$—		$—

Net income	$23,004		$80,602		$31,852		$35,575

2001
Revenues	$340,506		$367,796		$345,410		$342,883
Operating costs and expenses	263,586		283,875		276,369		325,983

Operating income	$76,920		$83,921		$69,041		$16,900

Income before cumulative effect of accounting change	$36,463		$46,325		$33,455		$2,213

Cumulative effect of accounting change, net of tax	$—		$—		$—		$—

Net income	$36,463		$46,325		$33,455		$2,213

(1)	During the second quarter of 2003, the Company changed its method of accounting for directory-publishing revenues and related expenses from the point of publication method to the amortization method, effective January 1, 2003 (see Note 3). The quarterly information for the first quarter of 2003, which had been previously reported, has been restated. No restatement of 2002 and 2001 information was necessary.

23. Condensed Consolidating Information

The Notes are guaranteed by PRTC, a wholly owned subsidiary of the Company (the “Guarantor Subsidiaries”), but not guaranteed by the Company’s other subsidiaries, Coqui.net, PRTLD, and Datacom (the “Non-Guarantor Subsidiaries”). The guarantee by the guarantor subsidiary is full and unconditional.

The following condensed consolidating financial information as of December 31, 2003 and 2002 and for the years then ended, presents the financial position, results of operations and cash flows of (i) the Company as if it accounted for its subsidiaries on the equity method, (ii) the Guarantor Subsidiary; and (iii) the Non-Guarantor Subsidiaries on a combined basis. The consolidation entries eliminate investments in subsidiaries and intercompany balances and transactions.

Condensed Consolidating Balance Sheets
December 31, 2003
(In thousands)

		Guarantor	Non-Guarantor		Total
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$12,438	$9,294	$—	$21,732
Intercompany accounts receivable	1,059,752	85,610	40,608	(1,185,970)	—
Accounts receivable, net	1	287,193	53	—	287,247
Deferred income tax	—	26,158	—	—	26,158
Inventory and supplies, net	—	21,202	—	—	21,202
Prepaid expenses	—	34,489	766	—	34,255

Total current assets	1,059,753	467,090	50,721	(1,185,970)	391,594
PROPERTY, PLANT AND EQUIPMENT, net	—	1,546,503	11,743	—	1,558,246
INTANGIBLES, net	—	291,362	24,701	—	316,063
DEFERRED INCOME TAX	—	247,276	(482)	—	246,794
INVESTMENT IN SUBSIDIARIES	570,870	—	—	(570,870)	—
OTHER ASSETS	12,633	105,390	(2)	(9,480)	108,541

TOTAL ASSETS	$1,643,256	$2,657,621	$86,681	$(1,766,320)	$2,621,238

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$59,500	$59,729	$—	$(59,500)	$59,729
Intercompany accounts payable	73,844	233,531	29,399	(336,774)	—
Other current liabilities	6,574	200,512	6,394	—	213,480

Total current liabilities	139,918	493,772	35,793	(396,274)	273,209
LONG-TERM DEBT, excluding current portion	801,987	792,987	—	(792,839)	802,135
OTHER NON-CURRENT LIABILITIES	—	837,855	—	(6,337)	831,518

Total liabilities	941,905	2,124,614	35,793	(1,195,450)	1,906,862

MINORITY INTEREST	—	—	—	13,025	13,025

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Common stock, Additional paid in capital and Treasury stock	703,884	485,591	41,143	(526,734)	703,884
Deferred ESOP compensation	(26,153)	—	—	—	(26,153)
Subscription receivable	(39,515)	—	—	—	(39,515)
Retained earnings (deficit)	164,520	148,801	9,745	(158,546)	164,520
Accumulated other comprehensive loss	(101,385)	(101,385)	—	101,385	(101,385)

Total shareholders’ equity	701,351	533,007	50,888	(583,895)	701,351

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,643,256	$2,657,621	$86,681	$(1,766,320)	$2,621,238

Condensed Consolidating Balance Sheets
December 31, 2002
(In thousands)

		Guarantor	Non-Guarantor		Total
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1	$27,009	$6,657	$—	$33,667
Intercompany accounts receivable	1,187,799	196,889	21,694	(1,406,382)	—
Accounts receivable, net	—	343,307	212	—	343,519
Deferred income tax	—	23,474	28	—	23,502
Inventory and supplies, net	—	18,039	—	—	18,039
Prepaid expenses	—	10,467	409	—	10,876

Total current assets	1,187,800	619,185	29,000	(1,406,382)	429,603
PROPERTY, PLANT AND EQUIPMENT, net	—	1,561,866	13,468	—	1,575,334
INTANGIBLES, net	—	282,393	25,382	—	307,775
DEFERRED INCOME TAX	—	285,291	58	—	285,3491
INVESTMENT IN SUBSIDIARIES	574,833	—	—	(574,833)	—
OTHER ASSETS	16,187	116,138	(1)	(12,988)	119,336

TOTAL ASSETS	$1,778,820	$2,864,873	$67,907	$(1,994,203)	$2,717,397

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$97,700	$97,932	$—	$(97,700)	$97,932
Intercompany accounts payable	71,062	299,064	17,724	(387,850)	—
Other current liabilities	7,979	254,570	5,485	—	268,034

Total current liabilities	176,741	651,566	23,209	(485,550)	365,966
LONG-TERM DEBT, excluding current portion	936,703	925,133	—	(924,801)	937,035
OTHER NON-CURRENT LIABILITIES	—	745,810	—	(9,019)	736,791

Total liabilities	1,113,444	2,322,509	23,209	(1,419,370)	2,039,792

MINORITY INTEREST	—	—	—	12,229	12,229

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Common stock, Additional paid in capital and Treasury stock	703,270	485,590	41,143	(526,733)	703,270
Deferred ESOP compensation	(27,408)	—	—	—	(27,408)
Subscription receivable	(76,093)	—	—	—	(76,093)
Retained earnings (deficit)	155,789	146,956	3,555	(150,511)	155,789
Accumulated other comprehensive loss	(90,182)	(90,182)	—	90,182	(90,182)

Total shareholders’ equity	665,376	542,364	44,698	(587,062)	665,376

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,778,820	$2,864,873	$67,907	$(1,994,203)	$2,717,397

Condensed Consolidating Statements of Income
For the year ended December 31, 2003
(In thousands)

		Guarantor	Non-Guarantor		Total
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
REVENUES:
Local services	$—	$560,024	$29,769	$(10,937)	$578,856
Long distance services	—	100,635	37,292	(108)	137,819
Access services	—	301,681	—	(5,880)	295,801
Cellular services	—	187,084	—	—	187,084
Paging services	—	1,026	—	—	1,026
Directory services	—	19,868	—	—	19,868
Other services and sales	—	68,166	—	(7,201)	60,965

Total revenues	—	1,238,484	67,061	(24,126)	1,281,419

OPERATING COSTS AND EXPENSES:
Labor and benefits	—	398,418	3,590	—	402,008
Other operating expenses	—	496,680	46,912	(24,126)	519,466
Early retirement provision	—	17,347	—	—	17,347
Depreciation and amortization	—	248,845	2,890	—	251,735

Total operating costs and expenses	—	1,161,290	53,392	(24,126)	1,190,556

OPERATING INCOME (LOSS)	—	77,194	13,669	—	90,863

OTHER INCOME (EXPENSE), NET	76,856	(63,061)	237	(78,385)	(64,353)

INCOME (LOSS) BEFORE INCOME TAX EXPENSE	76,856	14,133	13,906	(78,385)	26,510
INCOME TAX EXPENSE	—	2,692	5,491	—	8,183

INCOME BEFORE CUMMULATIVE EFFECT OF ACCOUNTING CHANGE	76,856	11,441	8,415	(78,385)	18,327
CUMMULATIVE EFFECT OF ACCOUNTING CHANGES	—	58,529	—	—	58,529

NET INCOME (LOSS)	$76,856	$69,970	$8,415	$(78,385)	$76,856

Condensed Consolidating Statements of Income
For the year ended December 31, 2002
(In thousands)

		Guarantor	Non-Guarantor		Total
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
REVENUES:
Local services	$—	$563,417	$25,615	$(10,700)	$578,332
Long distance services	—	124,956	22,182	(1,427)	145,711
Access services	—	335,508	—	(10,055)	325,453
Cellular services	—	174,542	—	(1,602)	172,940
Paging services	—	5,241	—	—	5,241
Directory services	—	19,928	—	—	19,928
Other services and sales	—	66,237	—	(12,502)	53,735

Total revenues	—	1,289,829	47,797	(36,286)	1,301,340

OPERATING COSTS AND EXPENSES:
Labor and benefits	—	362,708	2,603	—	365,311
Other operating expenses	(1,860)	433,916	31,714	(36,286)	427,484
Early retirement provision	—	467	—	—	467
Depreciation and amortization	—	258,534	3,009	—	261,543

Total operating costs and expenses	(1,860)	1,055,625	37,326	(36,286)	1,054,805

OPERATING INCOME (LOSS)	1,860	234,204	10,471	—	246,535

OTHER INCOME (EXPENSE), NET	169,173	(44,664)	2	(170,642)	(46,131)

INCOME (LOSS) BEFORE INCOME TAX EXPENSE	171,033	189,540	10,473	(170,642)	200,404
INCOME TAX EXPENSE	—	25,499	3,872	—	29,371

NET INCOME (LOSS)	$171,033	$164,041	$6,601	$(170,642)	$171,033

Condensed Consolidating Statements of Cash Flows
For the year ended December 31, 2003
(In thousands)

		Guarantor	Non-Guarantor	Total
	Parent	Subsidiaries	Subsidiaries	Consolidated
CASH PROVIDED BY OPERATING ACTIVITIES:	$(3,038)	$356,740	$3,115	$356,817

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, including removal costs	—	(176,803)	(423)	(177,226)
Proceeds from sale of building		6,000		6,000
Net salvage on retirements	—	1,003	(55)	948

Net cash used in investing activities	—	(169,800)	(478)	(170,278)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contribution	40,000	—	—	40,000
Net repayments of short-term debt, including capital leases	(170,162)	(187)	—	(170,349)
Borrowings of long-term debt	—	—
Dividends paid	(68,125)	—	—	(68,125)
Borrowings/(repayment) intercompany loans	201,324	(201,324)	—	—

Net cash used in financing activities	3,037	(201,511)	—	(198,474)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1)	(14,571)	2,637	(11,935)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1	27,009	6,657	33,667

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$12,438	$9,294	$21,732

Condensed Consolidating Statements of Cash Flows
For the year ended December 31, 2002
(In thousands)

		Guarantor	Non-Guarantor	Total
	Parent	Subsidiaries	Subsidiaries	Consolidated
CASH PROVIDED BY OPERATING ACTIVITIES:	$11,294	$384,969	$8,592	$404,855

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, including removal costs	—	(204,714)	(4,141)	(208,855)
Net salvage on retirements	—	3,270	—	3,270

Net cash used in investing activities	—	(201,444)	(4,141)	(205,585)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contribution	40,000	—	—	40,000
Net repayments of short-term debt, including capital leases	(396,361)	(203)	—	(396,564)
Borrowings of long-term debt	225,000	—		225,000
Dividends paid	(68,836)	—	—	(68,836)
Borrowings/(repayment) intercompany loans	188,904	(188,904)	—	—

Net cash used in financing activities	(11,293)	(189,107)	—	(200,400)

NET DECREASE IN CASH AND CASH EQUIVALENTS	1	(5,582)	4,451	(1,130)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	32,591	2,206	34,797

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1	$27,009	$6,657	$33,667

Telecomunicaciones de Puerto Rico, Inc.

Schedule II - Valuation and Qualifying Accounts For Years Ended December 31, 2003, 2002 and 2001

		Additions
	Balance at		Charged	Deductions
	Beginning	Charged to	(Credited) to	From	Balance at
Description	of Year	Income	Other Accounts (b)	Reserves (a)	Close of Year
	(Dollars in Million)
December 31, 2003 Allowance for uncollectible accounts	$133	$65	$—	$(67)	$131

December 31, 2002 Allowance for uncollectible accounts	$107	$73	$13	$(60)	$133

December 31, 2001 Allowance for uncollectible accounts	$86	$73	$26	$(78)	$107

		Additions
	Balance at		Charged	Deductions
	Beginning	Charged to	(Credited) to	From	Balance at
Description	of Year	Income	Other Accounts	Reserves (a)	Close of Year
	(Dollars in Million)
December 31, 2003 Allowance for Inventory Obsolescence	$4	$4	$0	$(2)	$6

December 31, 2002 Allowance for Inventory Obsolescence	$6	$1	$0	$(3)	$4

December 31, 2001 Allowance for Inventory Obsolescence	$9	$3	$0	$(6)	$6

NOTES:

(a) Reserved write-offs.

(b) Other adjustments and recoveries of amounts written off in prior years.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

     The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed in the Company’s reports is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. In designing and evaluating the Company’s disclosure controls and procedures, the Company’s Chief Executive Officer and Chief Financial Officer recognized that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures, as of the end of the period covered by this report (the “Evaluation Date”). They have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

     There has been no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

BOARD OF DIRECTORS

     As of March 30, 2004, the directors of the Company, all of whom serve until their successors are appointed are as follows:

NAME	AGE	PRINCIPAL OCCUPATION	NOMINATED BY	DIRECTOR SINCE
Daniel C. Petri	55	Group President-International, Verizon	GTE Holdings (Puerto Rico)	2002

John N. Doherty	39	Vice President and Chief Financial Officer International, Verizon	GTE Holdings (Puerto Rico)	2003

Jeanne M. Dennison	47	Group Vice President International Human Resources and Public Affairs	GTE Holdings (Puerto Rico)	2003

Cristina M. Lambert	55	President and Chief Executive Officer, Telecomunicaciones de Puerto Rico, Inc.	GTE Holdings (Puerto Rico)	2003

John J. Lack	47	Senior VP Verizon International	GTE Holdings (Puerto Rico)	2003

Richard L. Carrión	51	Chairman, President and Chief Executive Officer, Popular, Inc.	Popular, Inc.	1999

Antonio Faría Soto	55	President, Government Development Bank for Puerto Rico	PRTA Holdings Corporation	2003

Samuel H. Jové	55	Private Investor	PRTA Holdings Corporation	2001

     Daniel C. Petri is the Group President-International responsible for Verizon’s wireless and wireline operations around the world. Prior to this appointment he served as President-International Europe & Asia. During his communications career of more than 30 years, Mr. Petri has held a number of key positions in domestic as well as international operations. He holds a bachelor’s degree in mechanical engineering from Rutgers University and a master’s degree in management science from Long Island University. He has also completed management programs in General Management, Finance and Marketing at the Columbia University Graduate School.

     John N. Doherty is the Vice President and Chief Financial Officer-International responsible for Verizon’s finance, strategy and business development activities outside of the domestic United States. Prior to this appointment he was responsible for International Business Development. Mr. Doherty has over 17 years of experience in the telecommunications industry. He has held positions in finance, strategy, corporate development and marketing in the United States, Europe and Asia. Mr. Doherty has earned a Bachelor of Arts Degree in Economics from Stonybrook University and an MBA in Finance from Baruch College. He has also completed executive programs at The Wharton School of the University of Pennsylvania.

     Jeanne M. Dennison leads the Human Resources and Public Affairs function for Verizon International. In this capacity, Ms. Dennison is responsible for providing value-added strategies and solutions in support of Verizon International’s objectives. Prior to this role, she led the international Human Resources merger integration efforts for both the Bell Atlantic/GTE and the Bell Atlantic/NYNEX mergers. Ms. Dennison’s career spans nearly 20 years focusing on global human resources policies and practices. She holds a master’s degree in business administration from the University of Connecticut and a bachelor’s degree in communications from Albertus Magnus College in New Haven, Connecticut where she serves on the Board of Trustees.

     Cristina M. Lambert was appointed our President and Chief Executive Officer in September, 2003. Prior to assuming her current role, Ms. Lambert served as Vice President and General Manager of Wireline Services for PRTC since June 3, 1999. In this capacity, she was responsible for managing the sales/marketing and network operations functions, leading a team of 2,400 employees and serving more than 1.2 million customers. Before joining the leadership team in Puerto Rico, she was the assistant vice-president — Customer Care for GTE. Her telecommunications career began in 1974 with Contel. Ms. Lambert earned a bachelor’s degree in Business Management from Indiana University and an MBA from Indiana Wesleyan University.

     John J. Lack is Senior Vice President of Verizon International Operations. As such, he is responsible for supporting international units in the areas of wireline, wireless, advanced communications and Internet protocol, information technology, operations and engineering and marketing and sales. Formerly, he was vice president — Asia for Verizon, responsible for investment management, partnership management, regional business development activities, and operations management, including oversight of new ventures and investments. Prior to the Bell Atlantic/GTE merger, Mr. Lack was vice president and regional manager — Asia/Pacific Operations for Bell Atlantic International Wireless (BAIW). He was responsible for Bell Atlantic’s wireless operations and future business development in the world’s most populous region. He also served as the chief operating officer and a member of the board for Bell Atlantic’s investment in Indonesia, Excelcomindo Pratama, since 1995.

     Richard L. Carrión has been Chairman, President and Chief Executive Officer of Popular, Inc., since 1990 and has been a director since 1982. He chairs the Committee for the Economic Development of Puerto Rico and actively participates in other business boards and civic organizations, including Banco Popular Foundation, Verizon, Telecomunicaciones de Puerto Rico, Inc. and Wyeth. A member of the International Olympic Committee since 1990, Carrión is Chairman of its Finance Commission and a member of the Marketing Commission and the TV & Internet Rights Commission. He earned a bachelor’s degree from The Wharton School of Finance and Commerce at the University of Pennsylvania and a master’s degree in Management Information Systems from the Massachusetts Institute of Technology.

     Antonio Faría Soto has been the President of the Government Development Bank for Puerto Rico since November 2003, after presiding Economic Development Bank (EDB) and serving as Commissioner of Financial Institutions. As GDB President, he sits on the governing boards of the EDB, PRTA, PRTA Holdings Corp., PRIDCO, PRASA, and Commonwealth Employees’ Retirement System, among others. Mr. Faría entered public service in 2001 after a 30-year career in the private banking industry, where he moved from executive trainee at the branch level at Citibank to Executive Vice President and Chief Operating Officer in Banco Central Hispano. In 1998 he joined PaineWebber, Inc. PR as Senior Vice President of Investment Banking and as a member of the Board of Directors of PaineWebber Trust Co of PR.

     Samuel H. Jové is a private investor and has been President of BMJ Foods PR, Inc. since the company was founded in 1984. Mr. Jové serves as President of the Metromedia International Franchisees Advisory Board. Mr. Jové also serves on the boards of the GDB and Puerto Rico Housing Finance Corporation.

     Since March 17, 1999, the Board of Directors has had a standing Audit Committee. Currently, the Audit Committee is comprised of John J. Lack, John N. Doherty, and Antonio Faría Soto. The Audit Committee oversees the financial reporting process for which management is responsible, reviews the services provided by our independent auditors, consults with the independent auditors in regard to our audits and proposed audits, reviews the need for internal auditing procedures and the adequacy of internal controls and performs other fiduciary oversight responsibilities including but not limiting to significant business transactions.

EXECUTIVE OFFICERS

     The executive officers of the Company as of March 30, 2004, are as follows:

NAME	AGE	TITLE
Cristina M. Lambert	55	President and Chief Executive Officer
Gary S. Butler	46	Chief Operations Officer
Adail Ortiz	46	Vice President Finance and Chief Financial Officer
José E. Arroyo	40	Vice President Legal and Regulatory Affairs
Walter C. Forwood	40	Vice President and General Manager of Wireless
Francisco M. Arroyo	43	Vice President Sales and Customer Contact
Benito Fernández	57	Vice President Human Resources
Ileana Molina de Bachman	48	Vice President Corporate Communications
Roberto A. Correa	46	Vice President Network Services, Engineering and Technical Planning
Jorge Samalot	44	Vice President Information Technology Solutions
Thomas Pérez-Ducy	37	Vice President Sales & Marketing
Raúl E. García	34	Controller
María E. De La Cruz	35	Treasurer

     Cristina M. Lambert was appointed our President and Chief Executive Officer in September, 2003. Prior to assuming her current role, Ms. Lambert served as Vice President and General Manager of Wireline Services for PRTC since June 3, 1999. In this capacity, she was responsible for managing the sales/marketing and network operations functions, leading a team of 2,400 employees and serving more than 1.2 million customers. Before joining the leadership team in Puerto Rico, she was the assistant vice-president - Customer Care for GTE. Her telecommunications career began in 1974 with Contel. Ms. Lambert earned a bachelor’s degree in Business Management from Indiana University and an MBA from Indiana Wesleyan University.

     Adail Ortiz was appointed Vice President Finance and Chief Financial Officer of the Company in September 2003. Since joining PRTC over 23 years ago, Mr. Ortiz has held a variety of positions of increasing responsibility in the Finance organization. His roles have included Corporate Accounting Manager, Billing and Collections Director, Senior Director of Revenue Accounting, and Assistant Comptroller. Prior to joining PRTC, Mr. Ortiz worked for Price Waterhouse & Co. and was a Professor of Accounting at the Interamerican University. He is a Certified Public Accountant, and holds a bachelor’s degree in Accounting from the University of Puerto Rico.

     José E. Arroyo was appointed Vice President Legal and Regulatory Affairs on March 17, 1999. He joined the Company in 1995 as Legal Counsel to the President and was later appointed as Vice President Human Resources, Legal and Regulatory Affairs. Prior to joining the Company, he was Associate Counsel for two law firms in Puerto Rico and also served as Special Assistant to the Attorney General of Puerto Rico. Mr. Arroyo holds a bachelors degree in Science and a juris doctorate from the University of Puerto Rico.

     Gary S. Butler is the Chief Operations Officer of the Company. Prior to assuming his current role, he was Group Vice President International responsible for strategic and operational initiatives for Verizon Wireless and Wireline operations in Mexico, Venezuela, the Dominican Republic, Puerto Rico and Canada. With 18 years in the telecommunications industry, Mr. Butler has a broad background in all aspects of telecommunication operations. He began his career with NYNEX with Customer Services responsibilities and moved to an operations role in New York. Mr. Butler was promoted to Vice President Operations Assurance serving as the process owner for the provisioning and infrastructure functions. He spent several years in Bangkok, Thailand as the Executive Vice President and COO of TelecomAsia, a 2.6 million fixed line network. Also, he served as the Vice President-Europe and Asia and as a member of the boards of PRTC and Gibraltar Telecom. Mr. Butler earned a bachelor’s degree from the U.S. Military Academy at West Point and an MBA from Golden Gate University in California.

     Walter Forwood joined PRTC in June 2003 as CFO and subsequently became Vice President Wireless Services, building upon his recent experience as President and CEO of CTI, a Verizon wireless affiliate in Argentina. Mr. Forwood has worked in a number of finance and senior management positions in the United States and in Latin America including COO at El Sitio, the leading Internet network content provider for Spanish and Portuguese speaking audiences. He served as the CFO for Cisneros Television Group and Corporation IMPSA. Mr. Forwood holds a bachelor’s degree in Economics from the Universidad Argentina de la Empresa and a Master of Science degree in Finance from Florida International University.

     Francisco M. Arroyo was appointed Vice President Sales and Customer Contact in November 2002. Mr. Arroyo has extensive experience in the telecommunication industry. Prior to joining the Company, Mr. Arroyo served as Senior Director of Calling Centers for WorldCom-Brazil. Previously, Mr. Arroyo worked for WorldCom International where he held several positions since 1993. Mr. Arroyo holds a bachelors degree in Biology from the University of Puerto Rico and a masters degree in Latin American Studies from the University of New Mexico.

     Benito Fernández was appointed Vice President Human Resources in June 2001. Prior to joining the Company, Mr. Fernández held the position of Vice President Human Resources for Montefiore Medical Center. Prior to that, he was Vice President Columbia Presbyterian Medical Center and Labor Counsel for Westvaco Corporation and also served as an associate in the law firm Arthur, Dry & Kalish. Mr. Fernández holds a bachelors degree from the College of the City of New York, a juris doctorate from Brooklyn Law School and an L.L.M. from New York University School of Law.

     Ileana Molina de Bachman is the Vice President of Corporate Communications. She joined PRTC in August 1999 following a successful 22-year career in marketing and strategic planning. Her experience includes working for Procter a& Gamble, Johnson & Johnson, Pepsico and Suiza Foods in diverse markets such as Mexico, the Dominican Republic, and the U.S. Hispanic market in addition to Puerto Rico. Ms. Bachman is a graduate of the Boston College School of Management.

     Roberto A. Correa was appointed Vice President Engineering and Technical Planning on February 2, 2000. Mr. Correa was previously the Director of Network Planning and Network Engineering and has held various management positions in his 22 years with the Company. He holds a bachelors degree in Electrical Engineering from the University of Puerto Rico and a masters degree in Electrical Engineering from Georgia Tech.

     Thomas Pérez-Ducy is the Vice President of Sales & Marketing of the Company. Prior to joining PRTC, Thomas Pérez-Ducy was the Executive Vice President-Mobile Services at Cable & Wireless. Previously, Mr. Pérez-Ducy spent ten years with Verizon Dominicana, formerly Codetel, in a variety of roles including Vice President-Mobile Communications and Customer Service, Senior Director-International Services, Director-Strategic Projects and Product Development, Director-Corporate Communications and Government Affairs. Prior to his telecommunications career, Mr. Pérez-Ducy worked in the financial services industry. He holds a bachelor’s degree in Economics from Pontificia Universidad Católica Madre y Maestra, as well as a Master of Science degree in International Finance and Accounting from the London School of Economics. Mr. Pérez-Ducy also obtained a diploma in Total Quality Management from the Japanese Union of Scientists and Engineers in Tokyo, Japan.

     Jorge Samalot was appointed Vice President Information Technology on October 2003. He has been working with the Company for over 24 years. Mr. Samalot has held various positions of increased responsibilities within the Information Technology Department. Prior to his current position, he was the Director of Business Support in the IT organization, where he was responsible for the implementation of critical applications including the local number portability project.

     Raúl E. García was appointed Controller on February 19, 2004. He has been working for Verizon since 1992 and has held numerous positions of increased responsibility. Mr. García joined the Company in February 2000 as Manager of Planning, Budget & Analysis and later held the position of Assistant Controller and then Director of Planning, Budget and Analysis. Prior to joining the Company, Mr. García spent three years at Verizon Dominicana (formerly CODETEL) as Assistant Controller. He also worked in other long-term international assignments in Venezuela and Argentina; and domestic assignments in Telecom and Wireless (formerly GTE Mobinet). Mr. García holds a bachelors degree in Finance and Accounting from the University of Texas at Austin.

     María E. De La Cruz was appointed Treasurer of the Company on December 3, 2002. Ms. De La Cruz has been with the Company in the Treasury Department since May 2002 serving as Assistant Treasurer. Ms. De La Cruz has over 12 years of banking and financial management experience in private industry and public accounting. She holds a bachelors degree in Finance from the University of Puerto Rico and is a Certified Public Accountant.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table sets forth compensation of the highest compensated company executives.

		ANNUAL COMPENSATION			LONG-TERM COMPENSATION
					AWARDS		PAYOUTS
						SECURITIES
				OTHER	RESTRICTED	UNDERLYING
				ANNUAL	STOCK	OPTIONS/	LTIP	ALL OTHER
NAME AND PRINCIPAL		SALARY	BONUS	COMPENSATION	AWARD(S)	SARS(#)	PAYOUTS	COMP
POSITION	YEAR	($)	($)	($)	($)		($)	($)
				(5)	(6)		(7)	(8)
Jon E. Slater (Retired) President & Chief Executive Officer (1)	2003	296,346	210,800	20,792	227,400	26,400	—	127,420
	2002	310,096	207,700	158,201	—	34,100	183,900	138,978
	2001	310,000	201,000	143,200	—	34,340	155,000	14,300
Cristina M. Lambert President & Chief Executive Officer	2003	222,115	130,600	13,917	153,100	13,400	—	90,002
	2002	209,231	117,600	108,810	—	21,200	57,800	51,553
	2001	203,500	114,700	100,900	—	14,300	47,000	8,800
Ileana Molina de Bachean VP Corporate Communications	2003	199,227	53,338	12,039	67,500	10,900	—	10,873
	2002	191,123	66,000	—	—	12,600	—	8,128
	2001	182,500	55,200	—	—	11,000	—	—
Benito Fernández VP Human Resources (2)	2003	193,231	127,000	6,000	92,500	10,500	—	80,562
	2002	186,250	105,000	83,289	—	13,500	—	51,553
	2001	170,128	50,800	—	—	7,900	—	—
Beth De Winter (Retired) VP and General Manager of Wireless (1)	2003	189,192	33,120	—	67,500	10,900	—	11,226
	2002	194,615	70,000	96,501	—	12,600	—	8,462
	2001	—	—	—	—	—	—	—
Kathy A. Thompson (Retired) VP Information Technology Solutions(1)	2003	158,535	21,606	—	67,500	7,900	—	—
	2002	—	—	—	—	10,600	—	—
	2001	—	—	—	—	12,040	—	—
Walter C. Forwood VP and General Manager of Wireless (3)	2003	117,865	129,000	3,000	108,000	12,300	—	14,858
	2002	—	—	—	—	18,700	—	—
	2001	—	—	—		11,850	—	—
José E. Arroyo VP Legal and Regulatory Affairs (4)	2003	147,856	49,781	6,300	—	—	—	3,738
	2002	140,056	44,465	6,300	—	—	—	—
	2001	130,385	60,583	6,300	—	—	—	—

(1)	Mr. Slater, Mses. De Winter and Thompson retired from Verizon on November 23, 2003.

(2)	Mr. Fernández joined the Company on June 11, 2001. His 2001 bonus reflects a prorated amount based on this start date.

(3)	Mr. Forwood joined the Company in June 2003.

(4)	Mr. Arroyo is a local executive considered under the Company’s payroll and benefits plan.

(5)	For 2003, the column “Other Annual Compensation” includes: incremental costs for the personal use of a company vehicle by Ms. Bachman in the amount of $10,164; executive financial planning allowances for Mr. Slater and Ms. Lambert in the amounts of: $6,125 and $6,250, respectively; and flexible spending allowances for Messrs. Slater, Fernandez, Forwood, Arroyo and Ms. Lambert in the amounts of $14,667; $6,000; $3,000; $6,300 and $7,667, respectively.

(6)	The data reflects the dollar value of the one-time grant of restricted stock units based on the closing price of Verizon common stock on the grant date, September 7, 2000. These units vest over the next three years subject to meeting certain performance and time measures. On each dividend payment date, additional restricted units are credited to the participant’s account. The number of restricted stock units is determined by dividing the dividend that would have been paid on the shares represented by the restricted stock units in the participant’s account by the closing price of Verizon’s common stock on the New York Stock Exchange Composite Transactions Tape on the dividend payment date. Mr. Slater, Fernandez and Forwood and Ms. Lambert, Bachman, De Winter and Thompson hold a total of: 2,000; 2,480; 2,864; 4,090; 1,809; 594 and 594 restricted stock units, respectively, which had a dollar value of: $70,160; $86,998; $100,469; $143,477; $63,460; $20,838; and $20,838, respectively, based upon the closing price of Verizon common stock on December 31, 2003.

(7)	Mr. Slater and Ms. Lambert, as former GTE executives, received payments for the 2000 to 2002 award cycle, under the GTE Long-Term Incentive Plan of: $183,900; and $57,800, respectively.

(8)	“All Other Compensation” column includes Verizon contributions to qualified 401(k) plans for Messrs. Slater, Fernández, and Forwood and Mses. Lambert, Bachman and De Winter of: $9,231; $10,034; $5,411; $10,380; $7,573; and $9,126, respectively; contributions by the Company and its related companies to the non-qualified income deferral plan accounts of Messrs. Slater, Fernández, and Forwood and Mses. Lambert, Bachman and De Winter in the amounts of: $118,189; $38,850; $4,320; $54,584; $3,300; and $2,100, respectively; and the value of premiums paid by the Company for executive life insurance policies for Messrs. Fernández, and Forwood and Ms. Lambert, in the amounts of: $31,678; $5,127; and $25,038, respectively.

     The following table shows grants of options in Verizon shares to the named executive officers during 2003. Pursuant to SEC rules, the table also shows the value of the options granted at the end of the option terms if the stock price were to appreciate annually by 5% and 10%, respectively. There is no assurance that the stock price will appreciate at the rates shown in the table below. The table also indicates that, if the stock price does not appreciate, the potential realized value of the options granted would be zero.

Option/SAR Grants in Last Fiscal Year

						Potential Realizable Value at
						Assumed Annual Rates of Stock Price
						Appreciation for Option Term
	Individual Grants					($ 000s)

(a)	(b)		(c)	(d)	(e)	(f)	(g)	(h)
	# of		% of Total
	Securities		Options/SARs
	Underlying		Granted to	Exercise or
	Options/SARs		Employees in	Base Price	Expiration
Name	Granted		Fiscal Year	($/Sh)	Date	0%	5%	10%
Jon E. Slater	26,400	(2)	0.125%	38.5400	11/23/2008	—	639.9	1,621.6
Cristina M. Lambert	11,800	(1)	0.056%	38.5400	02/02/2013	—	286.0	724.8
	1,600	(5)	0.008%	35.1000	02/02/2013	—
Ileana Molina de Bachean	10,900	(1)	0.052%	38.5400	02/02/2013	—	264.2	669.5
Benito Fernández	10,500	(1)	0.050%	38.5400	02/02/2013	—	254.5	644.9
Beth De Winter	10,900	(2)	0.052%	38.5400	11/23/2008	—	264.2	669.5
Kathy A. Thompson	7,900	(2)	0.037%	38.5400	11/23/2008	—	191.5	485.2
Walter C. Forwood	12,300	(1,4)	0.058%	39.6100	02/02/2013	—	306.4	776.5
José E. Arroyo	—		—	—	—	—	—	—

(1)	One-third of the options are exercisable on February 3, 2004; two thirds are exercisable on February 3, 2005; and the balances are exercisable on February 3, 2006.

(2)	Options became fully exercisable following separation, with a 5-year term remaining per plan provisions.

(3)	Grant date present value of the options was determined based upon the Black-Scholes valuation method using the following assumptions: expected volatility, risk-free rate of return, dividend yield, time of exercise, reload and share gain deferral features, and adjustments for non-transferability and risk of forfeiture.

(4)	Granted on June 30, 2003 based on re-hire date of June 16, 2003.

(5)	Granted on December 31, 2003 based on promotion effective of November 9, 2003.

     The following table provides information as to options and stock appreciation rights (referred to as SARs) exercised by each of the named executive officers during 2003. The table sets forth the value of options and stock appreciation rights held by such officers at 2003 year-end.

Aggregated Option/SAR Exercises

in Last Fiscal Year and FY-End Option/SAR Values

(a)	(b)	(c)	(d)		(e)
					Value of Unexercised
			Number of Securities		In-the-Money Options/SARs
			Underlying Options/SARs		at F-Y-End
	Shares Acquired on	Value Realized	at F-Y-End (#)		($ 000s)
Name	Exercise (#)	($000s)	Exercisable	Unexercisable	Exercisable	Unexercisable
Jon E. Slater	—	—	231,838	—	—	—
Cristina M. Lambert	610	5.1	64,334	30,701	10.4	—
Ileana Molina de Bachean	—	—	24,488	22,967	—	—
Benito Fernández	—	—	9,766	22,134	—	—
Beth De Winter	—	—	23,500	—	—	—
Kathy A. Thompson	—	—	70,270	—	13.5	—
Walter C. Forwood	—	—	30,550	12,300	—	—
José E. Arroyo	—	—	—	—	—	—

VERIZON RETIREMENT PROGRAMS

VERIZON PENSION PLANS

     Effective January 1, 2002, Verizon merged the management pension plans of the Verizon’s predecessor companies to form the Verizon Management Pension Plan. The plan is a noncontributory, tax-qualified pension plan for salaried employees that provides for distribution of benefits in a lump sum or an annuity, at the participant’s election. Pension benefits under this plan are calculated for all participants using a cash balance formula that provides for pay credits equal to four to seven percent (depending on age and service) of annual eligible pay up to the statutory limit on compensation ($200,000 in 2003), for each year of service following the conversion to cash balance. Messrs. Slater, Fernández, and Forwood, and Mses. Lambert, DeWinter, Thompson and Bachman began participating in the Verizon Management Pension Plan as of January 1, 2002. Mr. Slater and Ms. De Winter and Thompson retired on November 23, 2003. Mr. Arroyo participates in the Company’s Pension Plan.

     In general, eligible pay includes base salary, commissions and short-term incentives, exclusive of overtime, certain senior manager or other incentive compensation, and other similar types of payments. Additionally, monthly interest credits are made to the participant’s account balance based upon the prevailing market yields on certain U.S. Treasury obligations. In order to record these pay and interest credits, the plan administrator maintains a hypothetical account balance for each participant. However, as part of the transition to a cash balance formula, participants with at least 10 years of service with Verizon as of January 1, 2002, receive benefits under an alternative formula, referred to as the “highest average pay formula,” if that formula provides a higher benefit than the cash balance formula. Under this formula, pensions are computed until 2008 on 1.35% of eligible pay for average annual salary for the five highest consecutive years up to the statutory limit on compensation ($200,000 in 2003), for each year of service. In 2008, the Verizon Management Pension Plan shifts from this highest average pay formula to a career average pay formula under which an employee’s pension is computed on 1.35% of eligible pay for average annual salary over the remainder of the employee’s career with Verizon up to the statutory limit on compensation, for each year of service. As of December 31, 2003, or the executive’s date of separation in 2002, the actual years of service credited under the Verizon Management Pension Plan for Messrs. Slater, Fernández,, and Mses. Lambert, DeWinter, Thompson and Bachman are 32, 2, 29, 1, 26 and 4, respectively.

     The following table illustrates the estimated annual benefits payable pursuant to the highest average pay formula under the Verizon Management Pension Plan based on a maximum compensation limit of $200,000. The table assumes normal retirement at age 65 and is calculated on a single life annuity basis, based upon final average earnings and years of service:

Pension Plan Table

	YEARS OF SERVICE
FINAL AVERAGE
EARNINGS	15	20	25	30	35	40
$200,000	$40,500	$54,000	$67,500	$81,000	$94,500	$108,000

     All former GTE employees with at least 10 years of service with Verizon as of January 1, 2002, are eligible to receive benefits under a variant to the highest average pay formula described above if that formula provides a higher benefit. This formula provides a benefit that was integrated with social security and is available through May 31, 2004. In 2003, for compensation under $39,400, which is the limit under the Federal Social Security Act, the formula was based on 1.15% of eligible pay, while the formula for pay above that amount was based on 1.45% of eligible pay.

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

Pension Plan Table

	YEARS OF SERVICE
FINAL AVERAGE
EARNINGS	15	20	25	30	35	40
$200,000	$41,727	$55,636	$69,545	$83,454	$97,363	$111,272

     Employees who do not have at least 10 years of service generally do not qualify for the highest average pay formula under the plan. Accordingly, Messrs. Fernández’s and Forwood’s and Mses. DeWinter’s,and Bachman’s cash balance accounts were $34,966; $20,875; $20,505; and $49,013, respectively, as of December 31, 2003.

     Section 415 of the Internal Revenue Code places certain limitations on pension benefits that may be paid from the trusts of tax-qualified plans, such as the Verizon Management Pension Plan. Pension amounts for certain executive officers that exceed such Section 415 limitations will be paid from Verizon’s assets under the Verizon Income Deferral Plan. Messrs. Slater, Fernández, and Forwood, and Mses. Lambert, DeWinter, Thompson and Bachman began participating in the Verizon Income Deferral Plan as of January 1, 2002. This plan is a nonqualified, unfunded, supplemental retirement and deferred compensation plan under which an individual account is maintained for each participant. The plan allows the participants to defer voluntarily the receipt of up to 100% of their eligible compensation, and also provides retirement and other benefits to certain executives through Verizon credits to the participant’s account under the plan. Eligible compensation consists of:

I.	a participant’s base salary in excess of the Internal Revenue Code limit on compensation for qualified retirement plans ($200,000 in 2003);

II.	all of the participant’s short-term incentive award; and

III.	other bonuses that the plan administrator determines are eligible for deferral.

     If a participant elects to defer eligible income, Verizon provides a matching contribution equal to the rate of match under the qualified savings plan for management employees. That rate is 100% of the first 4% of eligible compensation deferred and 50% of the next 2% of eligible compensation deferred. In addition, for the first 20 years of participation in the plan for certain executives of Verizon, the Company makes retirement contributions to a participant’s account equal to 32% of the base salary, in excess of $200,000, and short-term incentive award components of the participant’s eligible compensation. Thereafter, Verizon makes retirement contributions equal to 7% of such eligible compensation.

     The following table shows the aggregate portion of each participating named executive officer’s account attributable to the Verizon’s contributions as of December 31, 2003. In 2003, Messrs. Slater, Fernández, and Ms. Lambert, and all other former GTE executives, had their Verizon Supplemental Executive Retirement Plan benefit converted to a present value and transferred to the Verizon Income Deferral Plan. As a result, Messrs. Slater, Fernandez, and Ms. Lambert are no longer entitled to receive a benefit under the Verizon Supplemental Executive Retirement Plan and instead began participating in the Verizon Income Deferral Plan along with all other Verizon executives effective January 1, 2002. Generally, the Verizon Income Deferral Plan provides a benefit at retirement comparable to the benefit provided under the Verizon Supplemental Executive Retirement Plan.

Executive	Aggregate Account Balance
Mr. Slater	$2,662,528	*
Ms. Lambert	$661,420	*
Mr. Forwood	$40,019
Mr. Fernandez	$30,835	*
Ms. De Winter	$2,170
Ms. Bachman	$3,410

*Includes $2,037,275; $10,979 and $476,717 for Messrs. Slater, Fernández and Ms. Lambert, respectively, representing a present value conversion and transfer of their earned benefits from the Verizon Supplemental Executive Retirement Plan.

     The actual annual Company contribution for 2003 has been reflected in the “All Other Compensation” column of the Summary Compensation Table.

     Pension benefits for Mses. DeWinter and Bachman were calculated only under the Verizon Management Pension Plan using a cash balance formula that provides for pay credits equal to four to seven percent (depending on age and service) of annual eligible pay both up to and greater than the statutory limit on compensation ($200,000 in 2003), for each year of service following the conversion. As of December 31, 2003, Mses. DeWinter’s and Bachman’s cash balance accounts were $20,505 and $49,013, respectively.

     As of December 31, 2003, the actual years of service credited under the Verizon Management Pension Plan for Mses. DeWinter and Bachman are 26 and 4, respectively.

EXECUTIVE RETIRED LIFE INSURANCE PLAN

     Verizon’s Executive Retired Life Insurance Plan provides executives a postretirement life insurance benefit of up to three times final base salary. Benefits may be paid as life insurance or, alternatively, an equivalent amount equal to the present value of the life insurance amount as a lump sum payment, as an annuity or in installment payments.

COMPANY’S PENSION PLAN

     The following table illustrates the estimated annual benefits payable under the Company’s defined benefit pension plan. The table assumes normal retirement age 65 and is calculated on a single life annuity basis, based upon final average earnings (integrated with social security as described below) and years of service:

PENSION PLAN TABLE

	YEARS OF SERVICE
FINAL AVERAGE
SALARY	15	20	25	30
$ 100,000	$26,851	$38,611	$48,264	$55,417
125,000	34,351	48,611	60,764	69,792
150,000	41,851	58,611	73,264	84,167
175,000	44,851	62,611	78,264	89,917
200,000	44,851	62,611	78,264	89,917

     The retirement plan for salaried employees is a noncontributory pension plan for the benefit of all our employees who are not covered by the collective bargaining agreements, unless the agreement provides for coverage under the retirement plan for salaried employees. It provides a benefit based on a participant’s years of service and earnings. Our pension benefits and contributions to the retirement plan for salaried employees are related to basic salary differentials, exclusive of overtime differentials, incentive compensation and other similar types of payments. Under the retirement plan for salaried employees, pensions are computed on an offset formula basis of 2% of average annual salary for the three highest consecutive years for each year of service between 25 and 40 years, offset by a percentage (based on age and service) of average annual salary up to the social security wage base for the last three years of service, but not in excess of social security covered compensation.

     Under federal law, an employee’s benefits under a qualified pension plan, such as the retirement plan for salaried employees, are limited to certain maximum amounts. We maintain a supplemental executive retirement plan, which supplements the benefits of any participant in the retirement plan for salaried employees in an amount by which any participant’s benefits under the retirement plan for salaried employees are limited by law.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Company has a Compensation Committee comprised of: Richard L. Carrión, Daniel C. Petri and Samuel H. Jové. This Committee is responsible for establishing and administering the policies and plans related to compensation of the Company’s management, including the executives listed in the “Executive Officers” table included in Item 10 of this Form 10-K.

     Richard L. Carrión, a Director of the Company, serves as Chairman of the Compensation Committee. Mr. Carrión is Chairman, President and Chief Executive Officer of Popular, Inc. He also serves as Director of Verizon.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SHAREHOLDERS AND SHAREHOLDER RELATIONSHIPS

SHARE OWNERSHIP

     At December 31, 2003, there were 50 million authorized shares of the Company’s no par value common stock, 25 million of which were issued and outstanding. As of March 30, 2004, the beneficial owners of the Company’s common stock are as follows:

		SHARES
NAME OF BENEFICIAL OWNER	ADDRESS	NUMBER	PERCENTAGE
GTE Holdings (Puerto Rico) LLC – (Verizon)	GTE Holdings (Puerto Rico) LLC	13,003,276	52.01
	5221 North O'Connor Boulevard
	Irving, Texas 75039
Popular, Inc.	209 Muñoz Rivera Avenue	3,246,749	12.99
	Hato Rey, Puerto Rico 00918
PRTA Holdings Corporation	Government Development Bank	6,999,975	28.00
	For Puerto Rico
	Minillas Government Center
	San Juan, Puerto Rico 00940
Employee Stock Ownership Plan	U.S. Trust Company National Association	1,750,000	7.00
	c/o Dennis M. Kunisaki
	515 South Flower Street
	Los Angeles, California 90171

Total		25,000,000	100.00

All Directors and Executive (17 persons) Officers as a Group		0	0

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

     The Company has agreed to use all commercially reasonable efforts to support an initial public offering of the Government of Puerto Rico’s remaining 28% interest.

SHAREHOLDERS’ AGREEMENT

     The board of directors has 9 members, who are appointed as follows: five directors are appointed by Verizon; one director is appointed by Popular, Inc., pursuant to an agreement with Verizon; and three directors are appointed by PRTA Holdings, a subsidiary of an entity of the Government of Puerto Rico. The ESOP does not have the right to appoint any directors. The number of directors that the Government of Puerto Rico can appoint is related to its share ownership in the Company. The Government of Puerto Rico is entitled to appoint three, two or one director(s) as long as it (or its successor) holds at least a 25%, 15%, or 4% ownership interest, respectively. Unanimous approval is required for the following actions:

•	an acquisition, strategic alliance, or joint venture exceeding 15% of the Company’s assets;

•	issuance of equity, convertible equity securities, or debt;

•	changes in the dividend policy; and

•	transactions with Verizon and Popular, Inc. exceeding $1 million, annually.

     Unanimous approval is required for the additional following matters as long as the Government of Puerto Rico holds at least a 10% ownership interest:

•	asset sales of 25% or more of the Company’s assets;

•	amendments to the Certificate of Incorporation, which adversely affect the Government of Puerto Rico; and

•	the liquidation, merger or consolidation of the Company.

     Verizon and the Government of Puerto Rico agreed that neither party, nor a Verizon affiliate, will compete in the telecommunications business (subject to certain exceptions) until the earlier of:

•	the date when the Government of Puerto Rico ceases to own at least 5% of the shares; and

•	the later of seven years after the sale or one year after an initial public offering.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH VERIZON

MANAGEMENT AND TECHNOLOGY LICENSE AGREEMENTS

     Verizon, which owns 52% of the outstanding capital stock of the Company, provides advice and direction regarding the administration and operations of our business, as well as providing us with its existing intellectual property and software that is not restricted by patents or copyrights under a 5-year agreement, expiring March 2, 2004. Verizon is reimbursed for transportation, lodging, and meals and receives royalties and fees based on the following percentages of EBITDA, excluding provisions for voluntary severance programs:

•	8% for years one and two of the agreement;

•	7% for years three and four of the agreement;

•	6% for year five of the agreement.

     Total royalties and fees accrued for the year ended December 31, 2003 and 2002 were $24 million and $39 million, respectively.

REIMBURSEMENT AGREEMENT

     The Company has a reimbursement agreement with Verizon, under which actual out-of-pocket expatriate salaries and related benefit expenses are billed to the Company. Total expatriate expenses for the year ended December 31, 2003 and 2002 amounted to $8 million for both years. For further details, refer to Part III, Item 11, “Executive Compensation”.

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

DIRECTORY AGREEMENTS

     We entered into a 95-year agreement in 1999 with VISI, a joint venture among VNU, Verizon, and the Company, which provides us a publishing right of 35% of yellow page advertising revenues, plus billing and collection fees which generated $20 million of directory advertising revenues for the year ended December 31, 2003.

     TRANSACTIONS WITH POPULAR, INC.

     Popular, Inc., which owns 13% of the outstanding capital stock of the Company, provides wireline bill collection, lock-box, cash management, and wireless bill processing services at a cost of approximately $10 million for each of the years 2003 and 2002. These services are negotiated at arms-length market value rates.

     At December 31, 2003, the Company maintained a $40 million working capital credit facility with Banco Popular de Puerto Rico, which is a subsidiary of Popular, Inc. No balance was outstanding under this facility as of December 31, 2003.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

INDEPENDENT AUDITOR FEE INFORMATION

Audit Fees

     Fees for audit services totaled approximately $412 thousand for the year ended December 31, 2003 and approximately $380 thousand for the year ended December 31, 2002, including services for the audit of the Company’s annual financial statements for SEC and local statutory reporting purposes, reviews of the Company’s quarterly reports on Form 10-Q, audit of the Company’s ARMIS 43-03 reports filed with the FCC and attestation as required by Section 404 of the Sarbanes-Oxley Act of 2002.

Audit-Related Fees

     Fees for audit-related services totaled approximately $104 thousand for the year ended December 31, 2003 and approximately $101 thousand for the year ended December 31, 2002. Audited-related services principally include the audit of the Employee Benefit Plan and ESOP in connection with annual reports on Form 11-K, audit schedules for specific purposes and accounting consultations.

All Other Fees

     Fees for all other services not included under “Audit Fees”, “Audit Related Fees”, or “Tax Fees” totaled approximately above totaled approximately $3 thousand for the year ended December 31, 2003 and $20 thousand for the year ended December 31 2002, principally including finance conferences and technical updates.

Audit Committee Pre-approval Policies and Procedures

     The Audit Committee reviews and approves audit and permissible non-audit services performed by our independent auditors, Ernst & Young LLP, as well as the fees billed by Ernst & Young LLP for such services. In its review of non-audit service fees and its appointment of Ernst & Young LLP as our independent accountants, the Audit Committee considered whether the provision of such services is compatible with maintaining Ernst & Young LLP’s independence.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	(1) and (2) List of Financial Statements and Financial Statements Schedules:

See Index to Consolidated Financial Statements under Part II, Item 8, “Financial Statements and Supplementary Data.”

(All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and, therefore, have been omitted.)

(3) Exhibits

See Exhibit Index.

(b)	Reports on Form 8-K

A Current Report on Form 8-K, dated October 23, 2003, was filed regarding a press release announcing the retirement of Jon E. Slater as President and Chief Executive Officer and the naming of Cristina M. Lambert as his successor.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

     TELECOMUNICACIONES DE PUERTO RICO, INC.

By:	/s/ Cristina M. Lambert
	Name:	Cristina M. Lambert
	Title:	President and Chief Executive Officer
	Date:	March 30, 2004

By:	/s/ Adail Ortiz
	Name:	Adail Ortiz
	Title:	Vice President Finance and Chief Financial Officer
	Date:	March 30, 2004

By:	/s/ Raúl E. García
	Name:	Raúl E. García
	Title:	Controller
	Date:	March 30, 2004

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Signature	Capacity
March 30, 2004	/s/ Cristina M. Lambert Cristina M. Lambert	President and Chief Executive Officer (Principal Executive Officer)

March 30, 2004	/s/ Adail Ortiz Adail Ortiz	Vice President Finance and Chief Financial Officer (Principal Financial Officer)

March 30, 2004	/s/ Raúl E. García Raúl E. García	Chief Accounting Officer (Principal Accounting Officer)

March 30, 2004	/s/ Daniel C. Petri Daniel C. Petri	Director

March 30, 2004	/s/ John N. Doherty John N. Doherty	Director

March 30, 2004	/s/ Jeanne M. Dennison Jeanne M. Dennison	Director

March 30, 2004	/s/ Cristina M. Lambert Cristina M. Lambert	Director

March 30, 2004	/s/ John J. Lack John J. Lack	Director

March 30, 2004	/s/ Richard L. Carrión Richard L. Carrión	Director

March 30, 2004	/s/ Antonio Faría Soto Antonio Faría Soto	Director

March 30, 2004	/s/ Samuel H. Jové Samuel H. Jové	Director

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION
3.1	Certificate of Incorporation of Telecomunicaciones de Puerto Rico, Inc. (Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement filed on Form S-4, as amended (File 333-85503)).

3.2	Certificate of Amendment to the Certificate of Incorporation of Telecomunicaciones de Puerto Rico, Inc. (Incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (File 333-85503)).

3.3	By-Laws of Telecomunicaciones de Puerto Rico, Inc. (Incorporated by reference to Exhibit 3.4 of the Company’s Registration Statement filed on Form S-4, as amended (File 333-85503)).

4.1	Trust Indenture dated as of May 20, 1999 between Telecomunicaciones de Puerto Rico, Inc. and The Bank of New York. (Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement filed on Form S-4, as amended (File 333-85503)).

10.1	Shareholders Agreement, dated as of March 2, 1999, by and among Telecomunicaciones de Puerto Rico, Inc., GTE Holdings (Puerto Rico) LLC, GTE International Telecommunications Incorporated, Popular, Inc., Puerto Rico Telephone Authority and the shareholders of Telecomunicaciones de Puerto Rico, Inc., who shall from time to time be parties thereto as provided therein. (Incorporated by reference to Exhibit 10.5 of the Company’s Registration Statement filed on Form S-4, as amended (File 333-85503)).

10.2	Amended and Restated Puerto Rico Management Agreement, dated as of March 2, 1999, by and among Telecomunicaciones de Puerto Rico, Inc., Puerto Rico Telephone Company, and GTE International Telecommunications Incorporated. (Incorporated by reference to Exhibit 10.6 of the Company’s Registration Statement filed on Form S-4, as amended (File 333-85503)).

10.3	Amended and Restated U.S. Management Agreement, dated as of March 2, 1999, by and among Telecomunicaciones de Puerto Rico, Inc., Puerto Rico Telephone Company, and GTE International Telecommunications Incorporated. (Incorporated by reference to Exhibit 10.7 of the Company’s Registration Statement filed on Form S-4, as amended (File 333-85503)).

10.4	Amended and Restated Technology Transfer Agreement, dated as of March 2, 1999, by and among Telecomunicaciones de Puerto Rico, Inc., Puerto Rico Telephone Company, and GTE International Telecommunications Incorporated. (Incorporated by reference to Exhibit 10.8 of the Company’s Registration Statement filed on Form S-4, as amended (File 333-85503)).

10.5	Non-Competition Agreement, dated as of March 2, 1999, by and among Telecomunicaciones de Puerto Rico, Inc, GTE Holdings (Puerto Rico) LLC, GTE International Telecommunications Incorporated, Popular, Inc., Puerto Rico Telephone Authority, and the Government Development Bank for Puerto Rico. (Incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement filed on Form S-4, as amended (File 333-85503)).

10.6	Trust Agreement of the Employee Stock Ownership Plan of Telecomunicaciones de Puerto Rico, Inc., dated as of March 2, 1999, by and between U.S. Trust, National Association and Telecomunicaciones de Puerto Rico, Inc. (Incorporated by reference to Exhibit 10.12 of the Company’s Registration Statement filed on Form S-4, as amended (File 333-85503)).

10.7	ESOP Loan Agreement, dated as of March 2, 1999, by and between the Trust of the Employee Stock Ownership Plan of Telecomunicaciones de Puerto Rico, Inc. and Telecomunicaciones de Puerto Rico, Inc. (Incorporated by reference to Exhibit 10.13 of the Company’s Registration Statement filed on Form S-4, as amended (File 333-85503)).

10.8	Pledge Agreement, dated as of March 2, 1999, by and between the Trust of the Employee Stock Ownership Plan of Telecomunicaciones de Puerto Rico, Inc. and Telecomunicaciones de Puerto Rico, Inc. (Incorporated by reference to Exhibit 10.15 of the Company’s Registration Statement filed on Form S-4, as amended (File 333-85503)).

EXHIBIT
NUMBER	DESCRIPTION
10.9	Tag Along Agreement, dated as of March 2, 1999, by and among GTE Holdings (Puerto Rico) LLC, GTE International Telecommunications Incorporated, and the Trust of the Employee Stock Ownership Plan of Telecomunicaciones de Puerto Rico, Inc. (Incorporated by reference to Exhibit 10.16 of the Company’s Registration Statement filed on Form S-4, as amended (File 333-85503)).

10.10	Collective Bargaining Agreement between the Puerto Rico Telephone Company and the Independent Brotherhood of Telephone Company Employees effective from October 23, 1999 until October 22, 2003. Approved on October 20, 2000. (Incorporated by reference to Exhibit 10.24 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File 333-85503)).

10.11	Commercial Paper Dealer Agreement 4(2) Program among Telecomunicaciones de Puerto Rico, Inc., as Issuer; Puerto Rico Telephone Company, Inc. and Celulares Telefónica, Inc., as Guarantors; and Merrill Lynch Money Markets Inc., as Dealer for notes with maturities up to 240 days; Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Dealer for notes with maturities over 270 days up to 365 days. Concerning notes to be issued pursuant to an Issuing and Paying Agency Agreement dated as of November 9, 2000 between the Issuer and The Chase Manhattan Bank, as Issuing and Paying Agent. (Incorporated by reference to Exhibit 10.25 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File 333-85503)).

10.12	Commercial Paper Dealer Agreement 4(2) Program among Telecomunicaciones de Puerto Rico, Inc., as Issuer; Puerto Rico Telephone Company, Inc. and Celulares Telefónica, Inc., as Guarantors; and Salomon Smith Barney Inc., as Dealer. Concerning notes to be issued pursuant to an Issuing and Paying Agency Agreement dated as of November 9, 2000 between the Issuer and The Chase Manhattan Bank, as Issuing and Paying Agent. (Incorporated by reference to Exhibit 10.26 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File 333-85503)).

10.13	Commercial Paper Dealer Agreement 4(2) Program among Telecomunicaciones de Puerto Rico, Inc., as Issuer; Puerto Rico Telephone Company, Inc. and Celulares Telefónica, Inc., as Guarantors; and Banc of America Securities LLC. Concerning notes to be issued pursuant to an Issuing and Paying Agency Agreement dated as of November 9, 2000 between the Issuer and The Chase Manhattan Bank, as Issuing and Paying Agent. (Incorporated by reference to Exhibit 10.27 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File 333-85503)).

10.14	Commercial Paper Dealer Agreement 4(2) Program among Telecomunicaciones de Puerto Rico, Inc., as Issuer; Puerto Rico Telephone Company, Inc. and Celulares Telefónica, Inc., as Guarantors; and Popular Securities, Inc., as Dealer for notes with maturities up to 365 days. Concerning notes to be issued pursuant to an Issuing and Paying Agency Agreement dated as of November 9, 2000 between the Issuer and The Chase Manhattan Bank, as Issuing and Paying Agent. (Incorporated by reference to Exhibit 10.28 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File 333-85503)).

10.15	Issuing and Paying Agency Agreement dated as of November 9, 2000, by and among Telecomunicaciones de Puerto Rico, Inc., as Issuer, Puerto Rico Telephone Company and Celulares Telefónica, Inc., as Guarantors, and The Chase Manhattan Bank, as Issuing and Paying Agent. (Incorporated by reference to Exhibit 10.29 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File 333-85503)).

10.16	Letter Amendment, to the March 2, 1999 Shareholders Agreement, dated as of May 25, 2001, by and among Telecomunicaciones de Puerto Rico, Inc., GTE Holdings (Puerto Rico) LLC, GTE International Telecommunications Incorporated, Popular, Inc., and the Puerto Rico Telephone Authority. (Incorporated by reference to Exhibit 10.25 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001 (File 333-85503)).

10.17	ISDA Master Agreement, dated August 29, 2001, by and among Telecomunicaciones de Puerto Rico, Inc., as the Counterparty, Puerto Rico Telephone Company and Celulares Telefónica, Inc., as Guarantors, and Bank of America, N.A., as the Bank. (Incorporated by reference to Exhibit 10.27 of the Company’s Quarterly Report on Form 10-Q for the period ended September 31, 2001 (File 333-85503)).

10.18	ISDA Master Agreement, dated August 29, 2001, by and among Telecomunicaciones de Puerto Rico, Inc., as the Counterparty, Puerto Rico Telephone Company and Celulares Telefónica, Inc., as Guarantors, and Citibank, N.A., as the Bank. (Incorporated by reference to Exhibit 10.28 of the

EXHIBIT
NUMBER	DESCRIPTION
Company’s Quarterly Report on Form 10-Q for the period ended September 31, 2001 (File 333-85503)).

10.19	Plan of Reorganization and Agreement of Merger, dated as of May 1, 2002, between Puerto Rico Telephone Company, Inc. and Verizon Wireless Puerto Rico, Inc. (Incorporated by reference to Exhibit 10.25 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002 (File 333-85503)).

10.20	$90,000,000 working capital revolving credit agreement dated as of May 16, 2002, among Telecomunicaciones de Puerto Rico, Inc., as Borrower, Puerto Rico Telephone Company, Inc., as Guarantor, and Banco Popular de Puerto Rico, as Lender and Administrative Agent. (Incorporated by reference to Exhibit 10.26 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002 (File 333-85503)).

10.21	$50,000,000 2-Year term credit agreement dated as of May 16, 2002, among Telecomunicaciones de Puerto Rico, Inc., as Borrower, Puerto Rico Telephone Company, Inc., as Guarantor, and Banco Bilbao Vizcaya Argentaria, S.A., as Lender and Banco Bilbao Vizcaya Puerto Rico, as Administrative Agent. (Incorporated by reference to Exhibit 10.27 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002 (File 333-85503)).

10.22	$50,000,000 2-Year term credit agreement dated as of May 31, 2002, among Telecomunicaciones de Puerto Rico, Inc., as Borrower, Puerto Rico Telephone Company, Inc., as Guarantor, and HSBC Bank USA, as Lender. (Incorporated by reference to Exhibit 10.28 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002 (File 333-85503)).

10.23	$50,000,000 3-Year term credit agreement dated as of June 24, 2002, among Telecomunicaciones de Puerto Rico, Inc., as Borrower, Puerto Rico Telephone Company, Inc., as Guarantor, and Australia and New Zealand Banking Group Limited, as Lender and Administrative Agent. (Incorporated by reference to Exhibit 10.29 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002 (File 333-85503)).

10.24	$75,000,000 3-Year term credit agreement dated as of August 19, 2002, among Telecomunicaciones de Puerto Rico, Inc., as Borrower, Puerto Rico Telephone Company, Inc., as Guarantor, and The Bank of Nova Scotia, as Lender and Administrative Agent. (Incorporated by reference to Exhibit 10.28 of the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2002 (File 333-85503)).

10.25	Letter Amendment to the $90 million working capital revolving credit agreement dated as of December 31, 2002. (Incorporated by reference to Exhibit 10.28 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File 333-85503)).

10.26	Assignment and Acceptance agreement, dated as of December 31, 2002, relating to the $50 million 3-Year Term Credit Agreement, dated as of June 24, 2002. (Incorporated by reference to Exhibit 10.29 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File 333-85503)).

10.27	Collective Bargaining Agreement between the Puerto Rico Telephone Company and the Independent Union of Telephone Employees of Puerto Rico effective from January 18, 2003 until January 17, 2006. Approved on February 13, 2003. (Incorporated by reference to Exhibit 10.30 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File 333-85503)).

10.28	Second Allonge to the $90 million working capital revolving credit agreement dated as of June 30, 2003. (Incorporated by reference to Exhibit 10.31 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2003 (File 333-85503)).

10.29	364-Day Credit Agreement dated as of March 2, 2004, among Telecomunicaciones de Puerto Rico, Inc., as Borrower, Puerto Rico Telephone Company, Inc., as Guarantor, the Initial Lenders named therein, Citibank, N.A., as Administrative Agent, Banco Bilbao Vizcaya Argentaria Puerto Rico, as Syndication Agent, and Banco Popular de Puerto Rico, Firstbank Puerto Rico and Scotiabank de Puerto Rico, as Co-documentation Agents. (Filed herewith).

EXHIBIT
NUMBER	DESCRIPTION
12	Statement Regarding Computation of Ratio of Earnings to Fixed Charges (Filed herewith).

21	Subsidiaries of the Registrant (Filed herewith).

23	Independent Auditors’ Consent (Filed herewith).

31.1	Certification of Principal Executive Officer (Filed herewith).

31.2	Certification of Principal Financial Officer (Filed herewith).

32.1	Certification Required by 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith).