Form 10-Q
period 2004-03-31
TELECOMUNICACIONES DE PUERTO RICO INC
filed 2004-05-14
CIK 1089357

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2004

Or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                     to

Commission File Number 333-85503

Telecomunicaciones de Puerto Rico, Inc.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Commonwealth of Puerto Rico	66-0566178
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(IRS EMPLOYER IDENTIFICATION NO.)

1515 FD Roosevelt Avenue Guaynabo, Puerto Rico	00968
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	(ZIP CODE)

Registrant’s telephone number, including area code: 787-792-6052

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

YES [  ] NO [X]

At May 14, 2004, 25 million shares of no par common stock of the registrant were outstanding.

INDEX

Telecomunicaciones de Puerto Rico, Inc. and Subsidiaries

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Telecomunicaciones de Puerto Rico, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands)

	(Unaudited)
	March 31,	December 31,
	2004	2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$43,026	$21,732
Accounts receivable, net of allowance for doubtful accounts of $128,999 and $131,106 in 2004 and 2003, respectively	287,815	287,247
Deferred income tax	27,224	26,158
Inventory and supplies, net	15,034	21,202
Prepaid expenses	41,692	35,255

Total current assets	414,791	391,594
PROPERTY, PLANT AND EQUIPMENT, net	1,513,139	1,558,246
GOODWILL	126,927	126,927
INTANGIBLES, net	189,324	189,136
DEFERRED INCOME TAX	234,968	246,794
OTHER ASSETS	112,209	108,541

TOTAL ASSETS	$2,591,358	$2,621,238

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$30,175	$59,729
Other current liabilities	196,246	213,480

Total current liabilities	226,421	273,209
LONG-TERM DEBT, excluding current portion	803,292	802,135
PENSION AND OTHER POST-EMPLOYMENT BENEFITS	553,343	594,113
OTHER NON-CURRENT LIABILITIES	229,078	237,405

Total liabilities	1,812,134	1,906,862

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY	13,586	13,025

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Common stock	703,884	703,884
Deferred ESOP compensation	(26,153)	(26,153)
Subscription receivable	—	(39,515)
Retained earnings	189,292	164,520
Accumulated other comprehensive loss, net of taxes	(101,385)	(101,385)

Total shareholders’ equity	765,638	701,351

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,591,358	$2,621,238

The accompanying notes are an integral part of these financial statements.

Telecomunicaciones de Puerto Rico, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands)

		As Restated
		(See Note 2)
	For the Three Months Ended
	March 31,
	2004	2003
	(Unaudited)
REVENUES:
Local services	$136,068	$145,038
Long distance services	38,737	32,862
Access services	73,303	81,855
Cellular services	47,837	47,454
Paging services	—	611
Directory services and other	20,879	17,622

Total revenues	316,824	325,442

OPERATING COSTS AND EXPENSES:
Labor and benefits	99,495	102,897
Other operating expenses	100,858	98,414
Early retirement and voluntary separation provision	1,635	1,443
Depreciation and amortization	64,478	60,503

Total operating costs and expenses	266,466	263,257

OPERATING INCOME	50,358	62,185

OTHER INCOME (EXPENSE):
Interest expense, net	(10,348)	(10,183)
Equity income from joint venture	657	786
Minority interest in consolidated subsidiary	(560)	(433)

Total other expense, net	(10,251)	(9,830)

INCOME BEFORE INCOME TAX EXPENSE	40,107	52,355
INCOME TAX EXPENSE	15,335	19,945

INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	24,772	32,410
CUMULATIVE EFFECT OF ACCOUNTING CHANGE, net of taxes of $40,672	—	58,529

NET INCOME	$24,772	$90,939

The accompanying notes are an integral part of these financial statements.

Telecomunicaciones de Puerto Rico, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(In thousands)

					Accumulated
		Deferred			Other
	Common	ESOP	Subscription	Retained	Comprehensive
	Stock	Compensation	Receivable	Earnings	Loss	Total
BALANCE, DECEMBER 31, 2002	$703,270	$(27,408)	$(76,093)	$155,789	$(90,182)	$665,376
Dividends paid	—	—	—	(68,125)	—	(68,125)
Accretion of discount on subscription receivable	—	—	(3,422)	—	—	(3,422)
PRTA capital contribution	—	—	40,000	—	—	40,000
Release of ESOP shares	614	1,255	—	—	—	1,869
Comprehensive income:
Net income	—	—	—	76,856	—	76,856
Other comprehensive loss, net of taxes:
Minimum pension liability adjustment	—	—	—	—	(11,203)	(11,203)

Comprehensive income	—	—	—	—	—	65,653

BALANCE, DECEMBER 31, 2003	$703,884	$(26,153)	$(39,515)	$164,520	$(101,385)	$701,351
(UNAUDITED)
Dividends declared	—	—	—	—	—	—
Net income, for the three months ended March 31, 2004	—	—	—	24,772	—	24,772
Accretion of discount on subscription receivable	—	—	(485)	—	—	(485)
PRTA capital contribution	—	—	40,000	—	—	40,000

BALANCE, MARCH 31, 2004	$703,884	$(26,153)	$—	$189,292	$(101,385)	$765,638

The accompanying notes are an integral part of these financial statements.

Telecomunicaciones de Puerto Rico, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

	For the Three Months Ended
	March 31,
	2004	2003
	(Unaudited)
CASH FLOWS FROM OPERATING ACTVITIES:
Net income	$24,772	$90,939
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	64,478	60,503
Provision for uncollectible accounts	15,430	14,525
Cumulative effect of accounting change	—	(58,529)
Deferred income tax	10,761	—
Accretion of discount on subscription receivable	(485)	(1,199)
Equity income from joint venture	(657)	(786)
Early retirement and voluntary separation provision	1,635	1,443
Minority interest in consolidated subsidiary	560	433
Changes in assets and liabilities:
Accounts receivable	(15,998)	(6,839)
Inventory and supplies	6,168	2,253
Prepaid expenses and other assets	(7,631)	(10,247)
Other current and non-current liabilities	(26,356)	17,749
Pension and other post-employment benefits	(42,280)	(51,125)

Net cash provided by operating activities	30,397	59,120

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(19,623)	(31,986)
Net salvage on retirements and other	64	115

Net cash used in investing activities	(19,559)	(31,871)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contribution	40,000	40,000
Net repayments of short-term debt, including capital leases	(29,544)	(77,730)
Dividends paid	—	—

Net cash used in financing activities	10,456	(37,730)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	21,294	(10,481)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	21,732	33,667

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$43,026	$23,186

The accompanying notes are an integral part of these financial statements.

TELECOMUNICACIONES DE PUERTO RICO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Business / Corporate Structure

Telecomunicaciones de Puerto Rico, Inc., a Puerto Rico corporation (the “Company“or “we”), holds 100% of the common stock of Puerto Rico Telephone Company, Inc. (“PRTC”), PRT Larga Distancia, Inc. (“PRTLD”), and Datacom Caribe, Inc. (“Datacom”). The Company also holds a 67% interest in Coqui.net Corporation (“Coqui.net”), in which Popular, Inc., one of our shareholders, holds the remaining 33% interest. The Company also holds a 24% interest in Verizon Information Services Puerto Rico, Inc. S. en C. (“VISI”), in which GTE Holdings (Puerto Rico) LLC, our majority shareholder also holds a 36% interest. The Company is the largest telecommunications service provider in Puerto Rico. PRTC is the incumbent local exchange carrier for the island of Puerto Rico. Wireline service is provided by PRTC and cellular service is provided by the wireless division of PRTC, under the brand of Verizon Wireless Puerto Rico, Inc. (“Verizon Wireless”). The Company’s off-island long distance service is provided by PRTLD. The Company’s dial-up Internet access service is provided by Coqui.net. The Company’s directory publishing revenues are generated by VISI.

GTE Corporation (“GTE”), through its subsidiary GTE Holdings (Puerto Rico) LLC, acquired a 40% interest and management control over the Company on March 2, 1999 from Puerto Rico Telephone Authority (“PRTA”), an entity of the Commonwealth of Puerto Rico (the “Acquisition”). In the Acquisition, Popular, Inc. acquired a 10% interest in the Company. GTE and Bell Atlantic Corporation merged on June 30, 2000 to form Verizon Communications Inc. (“Verizon”). On January 25, 2002, GTE Holdings (Puerto Rico) LLC and Popular, Inc. acquired an additional 12% and 3% interest in the Company, respectively, by exercising an option each held since the Acquisition (the “Option Exercise”). Verizon and Popular, Inc. obtained the additional ownership interest from PRTA Holdings Corp., a subsidiary of the PRTA (“PRTA Holdings”). Verizon and Popular, Inc. paid PRTA Holdings $138 million and $34 million, respectively, for a total of $172 million in cash for the additional 3,750,000 shares at a $45.9364 per share price established in the Share Option Agreement, an agreement entered into at the time of the Acquisition. As a result, Verizon now owns 52%, PRTA owns 28%, Popular owns 13% and the Employee Stock Ownership Plan owns 7% of the outstanding capital stock of the Company. The Company is an affiliate of Verizon, which consolidates the Company’s financial results with its own financial results.

PRTC/Verizon Wireless Merger

On May 1, 2002, the Company completed a tax-free reorganization whereby it merged Verizon Wireless Puerto Rico, Inc. (“Verizon Wireless”), a wholly owned subsidiary of the Company, into PRTC. Prior to the merger, the Company created a new wholly owned subsidiary, PRTLD, to carry the off-island long distance business previously provided by Verizon Wireless. The objectives of the reorganization were to (i) integrate the wireline and wireless operations without jeopardizing the continuity of the off-island long distance license, (ii) simplify the overall corporate structure to reduce administrative costs, and (iii) provide better control and monitoring of the off-island long distance business and increase its potential for growth in Puerto Rico. As a result of this merger, the Company released a deferred tax valuation allowance related to the Acquisition of $93 million, approximately $51 million of which was recorded against goodwill and $42 million was recorded as a deferred tax benefit in the Company’s consolidated statement of income for the second quarter of 2002 in accordance with Statements of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes”.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States for annual financial statements have been condensed or omitted pursuant to such rules and regulations. Management believes the financial statements include all adjustments and recurring accruals necessary to present fairly the results of operations and financial condition for the interim periods shown. The Condensed Consolidated Balance Sheet at December 31, 2003 was derived from audited financial statements and should be read in conjunction with the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

Restatement

The Company’s results of operations for the quarter ended March 31, 2003, have been restated from amounts previously reported. The restated amounts reflect a change in accounting for directory publishing revenues, effective January 1, 2003 (see Note 3).

Reclassifications

Reclassifications of prior periods’ data have been made to conform to the current period’s presentation.

3.	Accounting Change for Directory Revenue Recognition

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

The cumulative effect of applying this accounting change to prior years was recognized as of January 1, 2003 as a one-time, non-cash loss of $17 million ($13 million, after tax). The effect of applying the new method for the quarter ended March 31, 2003 was a one-time non-cash revenue increase of $3 million, which was included in operating income.

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

The Company is currently undergoing its annual evaluation of assets, to determine if there is an impairment exposure and any impact in the Company results of operations of 2004.

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

For some assets, such as telephone poles, the removal costs exceed salvage value. Under the provisions of SFAS No. 143, we are required to exclude costs of removal from our depreciation rates for assets for which the removal costs exceed salvage. Accordingly, in connection with the initial adoption of this standard on January 1, 2003, we have reversed accrued costs of removal in excess of salvage from our accumulated depreciation accounts for these assets. The adjustment was recorded as a cumulative effect of an accounting change, resulting in the recognition of an estimated gain of $117 million ($71 million after-tax). Effective January 1, 2003, we began expensing costs of removal in excess of salvage for these assets as incurred. The impact of this change in accounting resulted in a decrease in depreciation expense and an increase in operational and support expenses. The net increase to operating income in 2003, excluding the cumulative effect adjustment, was approximately $12 million ($7 million after-tax).

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

5.	Property, Plant and Equipment

Property, plant and equipment consist of:

	Remaining Useful		March 31,	December 31,
	Lives (Yrs)		2004	2003
	Current	Previous	(In thousands)
Outside plant	8.5	8.5	$2,105,610	$2,097,902
Central office and transmission equipment	4.1	4.1	1,186,689	1,184,357
Equipment and other	3.2	3.2	321,441	323,459
Buildings	14.3	14.3	317,699	316,052
Land	N/A	N/A	26,400	26,400

Gross plant in service			3,957,839	3,948,170
Less: accumulated depreciation			2,495,242	2,455,127

Net plant in service			1,462,597	1,493,043
Construction in progress			50,542	65,203

Total			$1,513,139	$1,558,246

Under the provisions of SFAS No. 143, we are required to exclude costs of removal from our depreciation rates for assets for which the removal costs exceed salvage. Accordingly, in connection with the initial adoption of this standard on January 1, 2003, we have reversed accrued costs of removal in excess of salvage from our accumulated depreciation accounts for these assets. The adjustment was recorded as a cumulative effect of an accounting change, resulting in the recognition of an estimated gain of $117 million ($71 million after-tax). Effective January 1, 2003, the Company began expensing costs of removal in excess of salvage for these assets as incurred. The impact of this change in accounting will result in a decrease in depreciation expense and an increase in operational and support expenses. The net increase to operating income in 2003, excluding the cumulative effect adjustment, was approximately $12 million ($7 million after-tax).

During the fourth quarter of 2003, the board of directors approved the replacement of the Company’s General Ledger System and Inventory Management System. The new systems are expected to be operational during the fourth quarter of 2004 at projected capitalized costs for software and labor of approximately $13.2 million. As of March 31, 2004, the Company had capitalized cost of $3.6 million associated with the new systems.

6.	Goodwill

Following is a breakdown of goodwill by reporting unit.

	Carrying Value
	March 31,	December 31,
	2004	2003
	(In thousands)
Wireline (PRTC)	$102,731	$102,731
Dial-up Internet (Coqui.net)	24,196	24,196

Total	$126,927	$126,927

7.	Intangibles

	Carrying Value
	March 31,	December 31,
	2004	2003
	(In thousands)
Indefinite Life:
Wireline concession	$85,120	$85,120
FCC Cellular licenses	23,855	23,855

Total Indefinite Life	$108,975	$108,975

	March 31, 2004			December 31, 2003
	(In thousands)
	Cost	Acc. Amort	Book Value	Cost	Acc. Amort	Book Value
Definite Life:
Wireline trade name	$48,400	$10,143	$38,257	$48,400	$9,502	$38,898
Software licenses	70,922	28,830	42,092	67,068	25,805	41,263
Customer base	15,544	15,544	—	15,544	15,544	—
Other	500	500	—	500	500	—

Total Definite Life	$135,366	$55,017	$80,349	$131,512	$51,351	$80,161

Plus: Total Indefinite Life			$108,975			$108,975

Total	$135,366	$55,017	$189,324	$131,512	$51,351	$189,136

8.	Other assets

Other assets consist of:

	March 31,	December 31,
	2004	2003
	(In thousands)
Deferred activation and installation costs	$69,885	$69,347
Notes receivable-equipment sales	9,918	10,446
Deferred pension asset	19,785	19,785
Deferred financing costs, net	2,931	3,146
Other deferred costs	1,952	1,426
Interest rate swap	4,629	2,811
Investment in Verizon Information Services	657	—
Other assets	2,452	1,580

Total	$112,209	$108,541

9.	Pension Plan

The Company has noncontributory pension plans for full-time employees, which are tax qualified as they meet Employee Retirement Income Security Act of 1974 (the “ERISA”) requirements. The Company realizes tax deductions when contributions are made to the trusts. The trusts invest in equity and fixed income securities to meet benefit obligation.

The pension benefit is composed of two elements. An employee receives an annuity at retirement when they reach the rule of 85 (age plus years of service). The annuity is calculated by applying a percentage times years of service to the last three years of salary. The second element is a lump sum based on years of service, up to a maximum of nine months of salary for hourly employees and twelve months of salary for salaried employees.

There are separate trusts for the annuity and the lump sum benefit with a further separation of the annuity benefit into a plan for the UIET union, for the HIETEL union and management employees. Health care and life insurance benefits are provided to retirees.

The components of the net pension and other post-employment benefit expenses for the quarters ended March 31,

	Pension and Lump Sum Benefits		Post-Retirement Benefits
(In thousands)	2004	2003	2004	2003

Service cost	$5,186	$4,523	$2,565	$2,175
Interest cost	17,567	16,825	9,652	8,878
Expected return on plan assets	(14,910)	(11,578)	—	—
Amortization of unrecognized:
Transition obligation	90	107	551	550
Prior service cost (benefit)	1,179	1,186	(628)	(628)
Actuarial loss, net	3,518	3,281	4,421	3,926

Net amortization and deferral	12,630	14,344	16,561	14,901
Effect of early retirement program	939	—	696	—

Total	$13,569	$14,344	$17,257	$14,901

Medicare Drug Act

On December 8, 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 (Medicare Drug Act) was signed into law. The Medicare Drug Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Any measure of the accumulated postretirement benefit obligation or net periodic post retirement cost in the financial statements or accompanying notes do not reflect the effects of the Act on the plan. Specific authoritative guidance on the accounting for the federal subsidy is pending and that guidance, when issued, could require the sponsor to change previously reported information. The sponsor would need to amend the plan in order to benefit from the new legislation as part of the Act’s possible economic consequences.

10.	Early Retirement and Voluntary Separation Provision

In January 2003, 29 qualified management employees accepted the voluntary separation program, offered by the Company to qualified management employees during the fourth quarter of 2002, representing an expense of $1.4 million, which was recorded in the first quarter 2003. During the second quarter of 2003, the Company offered to members of one of the unions a voluntary separation program that closed on June 20, 2003, which 44 qualified employees accepted. Also, during the second quarter of 2003, an additional 147 employees in the craft union accepted a retirement program offered by the Company that closed on June 30, 2003. As a result of these two programs, an additional non-cash provision of $3.3 million was recorded in the second quarter 2003.

In December 2003, the Company offered an early retirement program to qualified management employees. A non-cash provision of $12.6 million was recorded relating to 147 employees who had accepted as of December 31, 2003. In January 2004, an additional 19 qualified management employees accepted the early retirement program offered by the Company in December 2003, which resulted in a provision of $1.6 million.

11.	Deferred ESOP Compensation

The Employee Stock Ownership Plan (“ESOP”) acquired a 3% interest in the Company in 1999 with a $26 million, twenty-year note borrowed from the Company to establish a contributory investment fund for employees. The ESOP only invests in shares of the Company’s common stock. Shares are held by the ESOP’s trustee and maintained in a suspense account until they are released to employee participants. The yearly release of shares to participants is based on the greater of participant contributions plus a Company match of 30% up to 5% of wages or a minimum based on an amortization schedule. The minimum is based on the ratio of annual debt service to total debt service multiplied by the initial 750,000 shares.

Compensation expense is recorded based on the release of shares at market value, which is based on an independent appraisal performed annually. The ESOP released approximately 36,072 shares in 2003. This release resulted in compensation expense of $2 million for year ended December 31, 2003, reflecting the market value of the shares. The release of shares, based upon the per share price established at the Acquisition, amounted to $1.3 million for December 31, 2003, which is reflected as a reduction of deferred ESOP compensation in equity.

12.	Other Current Liabilities

Other current liabilities consist of:

	March 31,	December 31,
	2004	2003
	(In thousands)
Accounts payable	$19,160	$56,430
Accrued expenses	77,015	75,999
Employee benefit accruals	51,881	44,697
Carrier payables	27,616	28,583
Taxes	2,608	1,420
Interest	17,966	6,351

Total	$196,246	$213,480

13.	Debt

Debt consists of:

	March 31,	December 31,
	2004	2003
	(In thousands)
Senior notes
Due May 15, 2006 at 6.65%	$399,948	$399,943
Due May 15, 2009 at 6.80%	299,901	299,896
Term credit facilities:
Due May 16, 2004 at 70 basis points over LIBOR	30,000	30,000
Due June 24, 2005 at 70 basis points over LIBOR	30,000	30,000
Due August 19, 2005 at 70 basis points over LIBOR	63,000	63,000
Commercial paper	—	29,500
Deferred derivative	5,666	6,337
Interest rate swap	4,629	2,811
Capital leases	323	377

Total	833,467	861,864
Less short-term debt	30,175	59,729

Long-term debt	$803,292	$802,135

The senior notes, commercial paper, term credit facilities, working capital facility, and bank notes are unsecured and non-amortizing. PRTC is the guarantor of these debt instruments. The senior notes indentures and credit facility agreements do not contain dividend restrictions.

The Company has a $360 million commercial paper program with maturities not to exceed 364 days, which is backed by two working capital facilities. The commercial paper dealer agreement was signed in November 2000. In March 2004, the Company’s existing $400 million bank note credit facility matured. On March 2, 2004 the Company entered into a new unsecured, $360 million 364-day revolving credit facility with a syndicate of banks and other lenders for whom Citibank, N.A. acts as administrative agent, Banco Bilbao Vizcaya Argentaria Puerto Rico acts as syndication agent and Banco Popular de Puerto Rico, FirstBank Puerto Rico and Scotiabank de Puerto Rico act as co-documentation agents.

Amounts borrowed under this facility are guaranteed by PRTC and the Company’s significant subsidiaries, and bear interest at the applicable Eurodollar rate plus a margin or at the base rate; which is the higher of the base rate publicly announced by the administrative agent from time to time or the Federal Funds rate plus 0.5%, plus a margin. The Company is also required to pay a quarterly facility fee on commitments under the facility and a quarterly utilization fee on borrowed amounts that exceed 50% of the commitments under the facility. Accrued interest on Eurodollar rate borrowings is payable based on elected intervals of one, two, three or six months or other interest period as the Company may select, subject to certain conditions. Accrued interest on base rate borrowings is payable quarterly.

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

At March 31, 2004, the Company had a $40 million working capital credit facility with Banco Popular de Puerto Rico, an affiliate of Popular, Inc. Amounts outstanding under this facility bear interest at a rate of 30 basis points over LIBOR. At March 31, 2004, the Company had no outstanding balance under this facility. This facility serves as additional backstop for the commercial paper program.

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

Aggregate maturities of the senior notes and term credit facilities are as follow:

Year	Amount
(In thousands)
2004	30,000
2005	93,000
2006	400,000
2009	300,000

Total	$823,000

     Currently, the Company is in compliance with debt covenant agreements and with the financial ratios as specified in term facilities.

14. Other Non-Current Liabilities

     Other non-current liabilities consist of:

	March 31,	December 31,
	2004	2003
	(In thousands)
Deferred activation and installation revenues	$69,886	$69,347
Deferred directory-publishing revenues	7,942	12,877
Customer deposits	26,671	26,954
Other liabilities	124,579	128,227

Total	$229,078	$237,405

15.	Shareholders’ Equity

Common Stock

Common stock consists of fifty million authorized shares, no par value, of which twenty five million shares were outstanding at March 31, 2004 and December 31, 2003.

Subscription Receivable

The subscription receivable reflects future receipts from the Puerto Rico Telephone Authority (“PRTA”) at its present value (at an 8% discount rate). As part of the Acquisition agreement, the PRTA agreed to contribute a total of $200 million in cash or stock as a capital contribution in equal installments of $40 million over five years beginning on March 2, 2000. The Company will use the $200 million capital contribution to partially fund its underfunded pension and other post-employment benefit obligations. The stock purchase agreement requires that the Company contribute $66 million, which includes the $40 million received from PRTA, to the pension plan immediately upon receipt of the proceeds each year. The Company received the fifth and final $40 million installment in March 2004 and made the required pension payment of $66 million.

Accumulated Other Comprehensive Loss

The accumulated other comprehensive loss represents unrecognized losses, other than unrecognized prior service costs which are reflected as an other asset, associated with the hourly employee pension fund since the accumulated benefit obligation exceeds the fair value of plan assets.

The accumulated other comprehensive loss amount as of December 31, 2003 has been adjusted in the amount of $64.8 million in order to reflect the after-tax amount in accordance with the provisions of SFAS No.130 “Reporting Comprehensive Income”.

Dividends

The shareholders’ dividend policy agreement requires the payment of dividends equal to at least 50% of consolidated net income, to be paid in the following quarter to the extent funds are legally available.

On March 2003, the Company declared a $17.8 million dividend for the fourth quarter of 2002, which was paid in the second quarter of 2003. In addition, in the second quarter of 2003, the Company paid a $50.3 million dividend for the first quarter. No dividend was declared during the quarter ended March 31, 2004, corresponding to the fourth quarter of 2003. The senior notes indentures and credit facility agreements do not contain dividend restrictions.

16.	Fair Value of Financial Instruments

The carrying amounts and fair values of the Company’s financial instruments are as follows:

	March 31,		December 31,
	2004		2003
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
		(In thousands)
Assets:
Cash and cash equivalents	$43,026	$43,026	$21,732	$21,732
Accounts receivable	287,815	287,815	287,247	287,247
Liabilities:
Other current liabilities	$196,246	$196,246	$213,480	$213,480
Short-term debt	30,175	30,175	59,729	59,729
Long-term debt, including interest rate swap	803,292	872,359	802,135	872,822

17.	Segment Reporting

The Company has two reportable segments: Wireline and Wireless.

The Wireline segment consists of:

•	Local services, including basic voice, telephone and telecommunications equipment rentals, value-added services, high-speed private line services, Internet access and public phone service;

•	Access services to long distance carriers, competitive local exchange carriers, and cellular and paging operators to originate and terminate calls on our network;

•	Long distance services including direct dial on-island and off-island, operator assisted calls, prepaid calling card and high-speed private line services;

•	Directory publishing rights services; and

•	Telecommunication equipment sales and billing and collection services to competing long distance operators in Puerto Rico.

The Wireless segment consists of:

•	Cellular service; and

•	Wireless equipment sales.

The accounting policies of the segments are the same as those followed by the Company (see Note 2). The Company accounts for intersegment revenues at market prices.

Segment results for the Company are as follows:

	For the Three Months Ended
	March 31,
	2004	2003
	(in thousands)
Wireline:
Revenues
Local services	$138,595	$146,128
Long distance services	38,855	33,999
Access services	73,678	82,560
Directory services and other	16,579	14,599

Total revenues	$267,707	$277,286

Operating income	$51,971	$62,801

Wireless:
Revenues and sales
Cellular services	$48,151	$47,385
Paging services	—	611
Equipment sales and other	4,113	2,885

Total revenues and sales	$52,264	$50,881

Operating loss	$(1,613)	$(616)

Consolidated:
Revenues for reportable segments	$319,971	$328,167
Elimination of intersegment revenues	(3,147)	(2,725)

Consolidated revenues	$316,824	$325,442

Operating income	$50,358	$62,185

	As of	As of
	March 31,	March 31,
Assets	2004	2003
Wireline assets	$2,593,965	$2,702,453
Wireless assets	310,671	287,859

Segment assets	$2,904,636	$2,990,312
Elimination of intersegment assets	(313,278)	(243,440)

Consolidated assets	$2,591,358	$2,746,872

18.	Condensed Consolidating Information

The following summarizes the unaudited condensed consolidating financial information as of March 31, 2004 and December 31, 2003 and for the quarters then ended presents the financial position, results of operations and cash flows of (i) the Company as if it had accounted for its subsidiaries using the equity method, (ii) the Guarantor Subsidiary (as defined below); and (iii) the Non-Guarantor Subsidiaries (as defined below) on a combined basis. The consolidation entries eliminate investments in subsidiaries and intercompany balances and transactions.

The Notes are guaranteed by PRTC (the “Guarantor Subsidiary”), a wholly-owned subsidiary of the Company, but not guaranteed by the Company’s other subsidiaries, Coqui.net, PRTLD and Datacom (the “Non-Guarantor Subsidiaries”). The guarantee by the Guarantor Subsidiary is full and unconditional.

Condensed Consolidating Balance Sheets
March 31, 2004
(In thousands)

		Guarantor	Non-Guarantor		Total
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9	$31,850	$11,167	$—	$43,026
Intercompany accounts receivable	1,081,868	82,253	42,800	(1,206,921)	—
Accounts receivable, net	—	287,780	35	—	287,815
Deferred income tax	718	26,475	31	—	27,224
Inventory and supplies, net	—	15,034	—	—	15,034
Prepaid expenses	—	41,085	607	—	41,692

Total current assets	1,082,595	484,477	54,640	(1,206,921)	414,791
PROPERTY, PLANT AND EQUIPMENT, net	—	1,501,780	11,359	—	1,513,139
GODDWILL AND OTHER INTANGIBLES, net	—	291,580	24,671	—	316,251
DEFERRED INCOME TAX	—	235,570	(602)	—	234,968
INVESTMENT IN SUBSIDIARIES	593,965	—	—	(593,965)	—
OTHER ASSETS	14,808	106,000	(1)	(8,598)	112,209

TOTAL ASSETS	$1,691,368	$2,619,407	$90,067	$(1,809,484)	$2,591,358

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$30,000	$30,175	$—	$(30,000)	$30,175
Intercompany accounts payable	74,494	284,214	28,294	(387,002)	—
Other current liabilities	18,092	169,752	8,402	—	196,246

Total current liabilities	122,586	484,141	36,696	(417,002)	226,421
LONG-TERM DEBT, excluding current portion	803,144	792,997	—	(792,849)	803,292
OTHER NON-CURRENT LIABILITIES	—	788,086	—	(5,665)	782,421

Total liabilities	925,730	2,065,224	36,696	(1,215,516)	1,812,134

MINORITY INTEREST	—	—	—	13,586	13,586

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Common stock, Additional paid in capital and Treasury stock	703,884	485,301	41,143	(526,444)	703,884
Deferred ESOP compensation	(26,153)	—	—	—	(26,153)
Subscription receivable	—	—	—	—	—
Retained earnings	189,292	170,267	12,228	(182,495)	189,292
Accumulated other comprehensive loss	(101,385)	(101,385)	—	101,385	(101,385)

Total shareholders’ equity	765,638	554,183	53,371	(607,554)	765,546

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,691,368	$2,619,407	$90,067	$(1,809,484)	$2,591,358

Condensed Consolidating Balance Sheets
December 31, 2003
(In thousands)

		Guarantor	Non-Guarantor		Total
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$12,438	$9,294	$—	$21,732
Intercompany accounts receivable	1,059,752	85,610	40,608	(1,185,970)	—
Accounts receivable, net	1	287,193	53	—	287,247
Deferred income tax	—	26,158	—	—	26,158
Inventory and supplies, net	—	21,202	—	—	21,202
Prepaid expenses	—	34,489	766	—	34,255

Total current assets	1,059,753	467,090	50,721	(1,185,970)	391,594
PROPERTY, PLANT AND EQUIPMENT, net	—	1,546,503	11,743	—	1,558,246
GOODWILL AND OTHER INTANGIBLES, net	—	291,362	24,701	—	316,063
DEFERRED INCOME TAX	—	247,276	(482)	—	246,794
INVESTMENT IN SUBSIDIARIES	570,870	—	—	(570,870)	—
OTHER ASSETS	12,633	105,390	(2)	(9,480)	108,541

TOTAL ASSETS	$1,643,256	$2,657,621	$86,681	$(1,766,320)	$2,621,238

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$59,500	$59,729	$—	$(59,500)	$59,729
Intercompany accounts payable	73,844	233,531	29,399	(336,774)	—
Other current liabilities	6,574	200,512	6,394	—	213,480

Total current liabilities	139,918	493,772	35,793	(396,274)	273,209
LONG-TERM DEBT, excluding current portion	801,987	792,987	—	(792,839)	802,135
OTHER NON-CURRENT LIABILITIES	—	837,855	—	(6,337)	831,518

Total liabilities	941,905	2,124,614	35,793	(1,195,450)	1,906,862

MINORITY INTEREST	—	—	—	13,025	13,025

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Common stock, Additional paid in capital and Treasury stock	703,884	485,591	41,143	(526,734)	703,884
Deferred ESOP compensation	(26,153)	—	—	—	(26,153)
Subscription receivable	(39,515)	—	—	—	(39,515)
Retained earnings	164,520	148,801	9,745	(158,546)	164,520
Accumulated other comprehensive loss	(101,385)	(101,385)	—	101,385	(101,385)

Total shareholders’ equity	701,351	533,007	50,888	(583,895)	701,351

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,643,256	$2,657,621	$86,681	$(1,766,320)	$2,621,238

Condensed Consolidating Statements of Operations
For the three months ended March 31, 2004
(In thousands)

		Guarantor	Non-Guarantor		Total
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
REVENUES:
Local services	$—	$130,983	$8,232	$(3,147)	$136,068
Long distance services	—	27,260	11,496	(19)	38,737
Access services	—	75,316	—	(2,013)	73,303
Cellular services	—	47,837	—	—	47,837
Paging services	—	—	—		—
Directory and other services and sales	—	23,013	—	(2,134)	20,879

Total revenues	—	304,409	19,728	(7,313)	316,824

OPERATING COSTS AND EXPENSES:
Labor and benefits	—	98,659	836	—	99,495
Other operating expenses	—	94,656	13,515	(7,313)	100,858
Early retirement provision	—	1,635	—	—	1,635
Depreciation and amortization	—	63,911	567	—	64,478

Total operating costs and expenses	—	258,861	14,918	(7,313)	266,466

OPERATING INCOME	—	45,548	4,810	—	50,358

OTHER INCOME (EXPENSE), NET	23,948	(9,753)	62	(24,508)	(10,251)

INCOME (LOSS) BEFORE INCOME TAX EXPENSE	23,948	35,795	4,872	(24,508)	40,107
INCOME TAX EXPENSE	(824)	14,333	1,826	—	15,335

NET INCOME (LOSS)	$24,772	$21,462	$3,046	$(24,508)	$24,772

Condensed Consolidating Statements of Operations
For the three months ended March 31, 2003
(In thousands)

		Guarantor	Non-Guarantor		Total
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
REVENUES:
Local services	$—	$140,113	$7,089	$(2,164)	$145,038
Long distance services	—	24,545	8,344	(27)	32,862
Access services	—	82,987	—	(1,132)	81,855
Cellular services	—	47,454	—	—	47,454
Paging services	—	611	—		611
Directory and other services and sales	—	18,999	—	(1,377)	17,622

Total revenues	—	314,709	15,433	(4,700)	325,442

OPERATING COSTS AND EXPENSES:
Labor and benefits	—	102,083	814	—	102,897
Other operating expenses	—	93,680	9,434	(4,700)	98,414
Voluntary separation provision	—	1,443	—	—	1,443
Depreciation and amortization	—	59,799	704	—	60,503

Total operating costs and expenses	—	257,005	10,952	(4,700)	263,257

OPERATING INCOME	—	57,704	4,481	—	62,185

OTHER INCOME (EXPENSE), NET	90,939	(9,437)	40	(91,372)	(9,830)

INCOME (LOSS) BEFORE INCOME TAX EXPENSE	90,939	48,267	4,521	(91,372)	52,355
INCOME TAX EXPENSE	—	18,293	1,652	—	19,945

INCOME (LOSS) BEFORE CUMULATIVE EFFECT	90,939	29,974	2,869	(91,372)	32,410
CUMULATIVE EFFECT OF ACCOUNTING CHANGE, net of income tax of $40,672	—	58,529	—	—	58,529

NET INCOME (LOSS)	$90,939	$88,503	$2,869	$(91,372)	$90,939

Condensed Consolidating Statements of Cash Flows
For the three months ended March 31, 2004
(In thousands)

		Guarantor	Non-Guarantor	Total
	Parent	Subsidiary	Subsidiaries	Consolidated
CASH PROVIDED BY OPERATING:	$(672)	$29,186	$1,883	$30,397

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, including removal costs	—	(19,614)	(9)	(19,623)
Net salvage on retirements	—	65	(1)	64

Net cash used in investing activities	—	(19,549)	(10)	(19,559)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contribution	40,000	—	—	40,000
Net repayments of short-term debt, including capital leases	(29,490)	(54)	—	(29,544)
Dividends paid	—	—	—	—
Borrowings/(repayment) intercompany loans	(9,829)	9,829	—	—

Net cash used in financing activities	681	9,775	—	10,456

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9	19,412	1,873	21,294
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	12,438	9,294	21,732

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$9	$31,850	$11,167	$43,026

Condensed Consolidating Statements of Cash Flows
For the three months ended March 31, 2003
(In thousands)

		Guarantor	Non-Guarantor	Total
	Parent	Subsidiaries	Subsidiaries	Consolidated
CASH PROVIDED BY (USED IN) OPERATING ACTVITIES:	$—	$58,628	$492	$59,120

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, including removal costs	—	(31,891)	(95)	(31,986)
Net salvage on retirements	—	221	(106)	115

Net cash used in investing activities	—	(31,670)	(201)	(31,871)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contribution	40,000	—	—	40,000
Net repayments of short-term debt, including capital leases	(77,691)	(39)	—	(77,730)
Dividends paid	—	—	—	—
Borrowings/(repayment) intercompany loans	37,424	(37,424)	—	—

Net cash provided by (used in) financing activities	(267)	(37,463)	—	(37,730)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(267)	(10,505)	291	(10,481)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1	27,009	6,657	33,667

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$(266)	$16,504	$6,948	$23,186

19.	Supplemental Cash Flow Information

Cash paid for interest for the quarters ended March 31, 2004 and 2003 amounted to approximately $1 million for both quarters.

20.	Contingencies and Regulatory and Other Matters

The Company is a defendant in various legal matters arising in the ordinary course of business. Management, after consultation with legal counsel, believes at this time that the resolution of these matters will not have a material adverse effect on the Company’s financial condition and results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Regulatory and Other Matters” for more information regarding legal and regulatory matters, including a regulatory dispute regarding intra-island access fees charged to long distance carriers.

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

The Company has an agreement with a provider for the implementation of a traffic polling and billing software system for its wireline operations. While the traffic polling portion has been implemented, management made the decision to abandon the billing portion of the software system. The amount of capitalized costs for software and labor related to the billing portion of $32.3 million was written off and included in operating expenses during the second quarter of 2003.

In September 2003, the Company established a pre-tax reserve of $73 million, including interest, for the end-user and AT&T refund referred to in the TRB Resolution and Order of February 28, 2002. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Regulatory and Other Matters – Intra-Island Long Distance Access Rate Dispute” for more information regarding the TRB Resolution and Order of February 28, 2002. In November 2003, the Company proposed, and two members of the TRB indicated their support for, a plan to revise the Board’s end-user refund order and end the dispute over this issue. As a result, the 2003 cash flow impact was a reduction of $16 million to the pre-tax reserve.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     We are the largest telecommunications service provider in Puerto Rico and the seventh largest local exchange carrier in the United States as measured by access lines in service. Wireline service, which has been provided since 1914, is marketed under the PRT brand. At March 31, 2004, we had approximately 1.2 million access lines in service, including 926,000 residential and 288,000 business lines. Since November 2001, we have been marketing our cellular service under the Verizon Wireless brand as part of a strategy to align our product and service offerings with those of Verizon Wireless in the U.S.

     We have two reportable segments: Wireline and Wireless. Wireline service is provided by PRTC and wireless services are provided by Verizon Wireless. The Company’s off-island long distance service is provided by PRTLD and its dial-up Internet access service is provided by Coqui.net. Directory publishing revenues are generated by VISI.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

          In this report, the Company has made forward-looking statements. These statements are based on the Company’s estimates and assumptions and are subject to certain risks and uncertainties. Forward-looking statements include information concerning possible or assumed future results of operations, as well as those statements preceded or followed by the words “anticipates,” “believes,” “estimates,” “expects,” “hopes,” “targets” or similar expressions.

          Future results could be affected by subsequent events and could differ materially from those expressed in the forward-looking statements. If future events and actual performance differ from the Company’s assumptions, the actual results could vary significantly from the performance projected in the forward-looking statements.

          The following important factors could affect future results and could cause those results to differ materially from those expressed in the forward-looking statements: (1) materially adverse changes in economic conditions in Puerto Rico; (2) material changes in available technology; (3) the final resolution of regulatory initiatives and proceedings, including arbitration proceedings pertaining to, among other matters, the terms of interconnection, access charges, universal service, unbundled network elements and resale rates; (4) changes in the Company’s accounting assumptions that may be required by regulatory agencies, including the SEC, or that result from changes in the accounting rules or their application, which could result in an impact on earnings; and (5) the extent, timing, success and overall effects of competition from others in the Puerto Rico telecommunications service industry.

CRITICAL ACCOUNTING POLICIES

General

          The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s unaudited condensed consolidated financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States for annual financial statements have been condensed or omitted pursuant to such rules and regulations.

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

Deferred Taxes

          The Company uses an asset and liability approach in accounting for income taxes in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes.” Deferred tax assets and liabilities are recognized for temporary differences between the way certain income and expense items are reported for financial reporting and tax purposes.

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

          As discussed in Note 1 to the unaudited condensed consolidated financial statements, on May 1, 2002, the Company completed a tax-free reorganization whereby it merged Verizon Wireless into PRTC. As a result of this merger, the Company released a deferred tax valuation allowance related to the Acquisition of approximately $93 million, approximately $51 million of which was recorded against goodwill and approximately $42 million of which was recorded as a deferred tax benefit in the Company’s consolidated statement of income during the second quarter of 2002 in accordance with SFAS No. 109. Management believes that sufficient book and tax income will be generated by the merged company to realize the benefits of these tax assets.

          As provided by law, the Puerto Rico Treasury Department is currently conducting an ordinary audit of our corporate income tax returns. We do not expect the results of this audit to have a material impact on the Company’s financial condition and result of operations.

Property, Plant and Equipment and Depreciation

          Property, plant and equipment is stated at original cost, plus interest on funds borrowed to finance capital additions. Repair and maintenance costs are expensed as incurred. Depreciable property disposed of in the ordinary course of business, less any salvage value, is charged to accumulated depreciation with no gain or loss recognized. Gains or losses from the sale of land are recorded in results of operations.

          The Company’s depreciation expense is based on the composite group remaining life method using straight-line composite rates. This method provides for the recognition of the cost of the remaining net investment in telephone plant over the remaining asset lives. This method also requires a periodic evaluation of the average remaining useful lives related to the expected recoverability of the carrying value of assets based on changes in technology, environmental factors, the federal and local regulatory environment, and other competitive forces. Effective July 1, 2002, the Company revised its accounting estimates relating to depreciation based on a detailed review of the lives underlying the depreciation rates. The depreciation rate revisions reflect expected useful lives resulting from the impact of technology and future competition and more closely approximate the assumptions used by other telephone companies. These revisions resulted in a decrease in depreciation expense of approximately $12 million for the year ended December 31, 2003. See Note 5 to the unaudited condensed consolidated financial statements for further details.

RESULTS OF OPERATIONS

          The Company has two reportable segments, Wireline and Wireless. See Note 17 to the unaudited condensed consolidated financial statements for additional information on the Company’s segments. Reclassifications of prior years’ data have been made to conform to the 2003 presentation.

          The Wireline segment consists of:

•	Local services, including basic voice, telephone and telecommunications equipment rentals, value-added services, high-speed private line services, Internet access and public phone service;

•	Long distance services including direct dial on-island and off-island, operator assisted calls, prepaid calling card and high-speed private line services;

•	Access services to long distance carriers, competitive local exchange carriers, and cellular and paging operators to originate and terminate calls on the Company’s network;

•	Directory publishing rights revenues; and

•	Telecommunication equipment sales and billing and collection services to competing long distance operators in Puerto Rico.

     The Wireless segment consists of:

•	Cellular services; and

•	Wireless equipment sales.

REVENUES

	Three Months Ended March 31,
	2004		2003
		(Dollars in Millions)
WIRELINE:
Local	$136	45%	$145	45%
Network Access	73	26	82	26
Long Distance	39	10	33	10
Directory and Other	17	3	15	3

Total Wireline	265	84%	275	84%

WIRELESS:
Postpaid Cellular	43	13	40	13
Prepaid Cellular	5	2	7	2

Total Cellular	48	15	47	15
Wireless Equipment	4	1	3	1

Total Wireless	52	16%	50	16%

Revenues	$317	100%	$325	100%

EXPENSES AND CHARGES

	Three Months Ended
	March 31,
	2004	2003
	(Dollars in Millions)
WIRELINE:
Labor and benefits	$91	$95
Other operating expenses	73	69

Total Wireline	164	164
WIRELESS:
Labor and benefits	$8	$8
Other operating expenses	29	29

Total Wireless	37	37
OPERATING COSTS AND EXPENSES	201	201
OTHER:
Early retirement and voluntary separation provision	2	1
Depreciation and amortization	64	61
Interest expense and others	10	10
Equity income in joint venture	(1)	(1)
Minority interest in consolidated subsidiary	1	—
Income tax expense	15	20
Cumulative effect of accounting change, net of taxes	—	(58)

Net income	$25	$91

OPERATING DATA

	Three Months Ended
	March 31,
	2004	2003
Access Lines in Service (000’s):
Residential	926	954
Business	288	300

Total	1,214	1,254
Cellular Customers (000’s):
Postpaid	240	229
Prepaid	107	120

Total	347	349
Postpaid Cellular ARPU	$50	$52
Prepaid Cellular ARPU	$16	$20
Combined Cellular ARPU	$39	$41
Paging Customers (000’s)	—	12

QUARTER ENDED MARCH 31, 2004 COMPARED WITH QUARTER ENDED MARCH 31, 2003

     REVENUES. Revenues for the quarter ended March 31, 2004 decreased $8 million, or 2%, to $317 million from $325 million for the same period in 2003.

          WIRELINE:

          Wireline revenues include local service, network access, long distance, directory revenues and other services. Wireline revenues for the quarter ended March 31, 2004 decreased $10 million, or 4%, to $265 million from $275 million for the same period in 2003.

          Local service revenues include revenues from basic voice, telephone and telecommunications equipment rental, value-added services, high-speed private line services, Internet access, and public phone service. Local service revenues for the quarter ended March 31, 2004 decreased $9 million, or 6%, to $136 million from $145 million in the comparable 2003 period. The decrease is due to decreased revenues from local voice services of $8 million and decreased revenues from local data services of $1 million. The decrease in revenues from local voice services was driven by a decrease in revenues from basic voice of $10 million mainly due to lower access lines partially offset by an increase in deferred activation and installation revenues of $2 million. The decrease in local data services was driven by a decrease in high speed special services of $2 million partially offset in part by an increase in Internet access revenues of $1 million.

          Network access revenues include revenues from services provided to long distance carriers, competitive local exchange carriers, and cellular and paging operators to originate and terminate calls on our network. These revenues for the quarter ended March 31, 2004 decreased $9 million, or 11%, to $73 million compared to $82 million for the same 2003 period. The decrease was driven by a decrease in intra-island access revenues of $5 million, a decrease in carrier common line access revenues of $3 million and a decrease in off-island switching revenues of $1 million.

          Long distance revenues include direct dial on-island and off-island, operator-assisted calls, prepaid calling cards and on-island private line - long distance revenues. Long distance revenues for the quarter ended March 31, 2004 increased $6 million, or 18%, to $39 million from $33 million for the same 2003 period. The increase was due to an increase in on-island private lines revenues of $3 million mainly due to increase in client base and an increase in intra-island long distance revenues of $2 million mainly due to higher traffic.

          Directory and other revenues include revenues from directory publishing rights, telecommunication equipment and billing and collection services provided to competing long distance operators. Directory and other revenues for the quarter ended March 31, 2004 increased $2 million, or 13%, to $17 million from $15 million for the quarter ended March 31, 2003, mainly due to an increase in wireline equipment sales of $1 million.

          WIRELESS:

          Revenues from cellular services and related equipment sales for the three months ended March 31, 2004 increased $2 million, or 4%, to $52 million from $50 million for the comparable 2003 period. Cellular service revenues increased $1 million, or 2%, to $48 million from $47 million for the quarter ended March 31, 2003. The increase was primarily the result of an increase of 11,000 post paid cellular customers during the first quarter of 2004 compared to the quarter ended March 31, 2003 due to attractive price plans and implementation of marketing strategies to align the Company’s product and service offerings with those of Verizon Wireless in the U.S.

          Wireless equipment sales increased $1 million, or 33%, to $4 million for the quarter ended March 31, 2004 from $3 million for the comparable 2003 period. This increase is a result of the post paid contract renewals.

          OPERATING COSTS AND EXPENSES. Operating costs and expenses for the quarter ended March 31, 2004 of $201 million remained relatively constant compared to same period in 2003.

          WIRELINE:

          Wireline expenses for the quarter ended March 31, 2004 of $164 million decreased slightly as compared to the same period in 2003.

          Labor and benefit expenses decreased $4 million to $91 million from $95 million reported for the quarter ended March 31, 2003, mainly due to a decrease in salary expense of $2 million and a decrease in expatriate expenses of $1 million resulted of a headcount reduction for quarter ended March 31, 2004 compared to the quarter ended March 31, 2003 and a decrease in contractor expenses of $1 million as part of cost-containment iniciatives.

          Other operating expenses of $73 million for the quarter ended March 31, 2004, increased $4 million, or 6%, compared to the same 2003 period. The increase is primarily due to higher interconnection charges of $7 million that resulted from the lack of an interconnection settlement agreement during the quarter ended March 31, 2004. This increase was partially offset by lower management fees of $3 million due to the expiration of the Verizon management and technology license agreement on March 2, 2004.

          WIRELESS:

          Wireless expenses for the quarter ended March 31, 2004 of $37 million remained constant as compared to the same period in 2003. Also, labor and benefit expenses of $8 million and other operating expenses of $29 million for the quarter ended March 31, 2004, remained constant as compared to the same period in 2003.

     EARLY RETIREMENT AND VOLUNTARY SEPARATION PROVISIONS. In January 2004, 19 qualified management employees accepted the early retirement program offered by the Company in December 2003, which resulted in a provision of $1.6 million.

     In January 2003, 29 qualified management employees accepted the voluntary separation program offered by the Company in December 2002, which resulted in a provision of $1.4 million recorded during the first quarter of 2003.

     DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense of $64 million for the quarter ended March 31, 2004 was $3 million higher than for the comparable 2003 period. The increase in depreciation and amortization expense is mainly due to an increase in depreciation of the TDMA and CDMA networks and in software amortization.

     INTEREST EXPENSE. Interest expense of $11 million for the quarter ended March 31, 2004 was $1 million higher than for the comparable 2003 period as a result of lower interest accretion on the Government subscription receivable due to the final $40 million installment received in March 2004.

     EQUITY INCOME FROM JOINT VENTURE. Earnings of $1 million for the quarter ended March 31, 2004 were generated from our 24% interest in Verizon Information Services, Inc., the largest yellow page publishing company in Puerto Rico and remained constant as compared to the same period in 2003.

     INCOME TAXES. A $15 million tax provision for the quarter ended March 31, 2004 reflects a 38% effective tax rate. The difference between the effective and the statutory tax rate of 39% equates to $1 million, primarily reflecting permanent differences related to recognition of equity income from the joint venture and amortization of tax deductible goodwill.

     CUMULATIVE EFFECT OF ACCOUNTING CHANGE. Under the provisions of SFAS No. 143, we are required to exclude costs of removal from our depreciation rates for assets for which the removal costs exceed salvage value. Accordingly, in connection with the initial adoption of this standard on January 1, 2003, we have reversed accrued costs of removal in excess of salvage value from our accumulated depreciation accounts for these assets. The adjustment was recorded as a cumulative effect of an accounting change, resulting in the recognition of an estimated gain of $116.5 million ($71.1 million after-tax). Effective January 1, 2003, we began expensing costs of removal in excess of salvage value for these assets as incurred.

     Effective January 1, 2003, the Company changed its method of accounting for revenues from directory publishing rights and related expenses from the point-of-publication method to the amortization method. Although both methods fully comply with accounting principles generally accepted in the United States, the Company adopted the amortization method because it is becoming the industry standard. The cumulative effect of applying this accounting change to prior years was recognized as of January 1, 2003 as a one-time, non-cash loss of $17 million ($13 million, after tax).

LIQUIDITY AND CAPITAL RESOURCES

CONSOLIDATED FINANCIAL CONDITION

QUARTER ENDED MARCH 31, 2004 COMPARED WITH QUARTER ENDED MARCH 31, 2003

	Three Months Ended March 31,
	2004	2003	Change
	(Dollars in Millions)
Cash provided by (used in):
Operations	$30	$59	$(29)
Investing	(20)	(32)	12
Financing	10	(38)	48

OVERALL LIQUIDITY ASSESSMENT

          The Company believes that cash from operations is sufficient to meet working capital needs. Current assets exceeded current liabilities at March 31, 2004 by $188 million. We believe our sources of funds, from operations and from readily available external financing arrangements, are sufficient to meet ongoing operating, financing and investing requirements. We expect that presently foreseeable capital requirements will continue to be financed through internally generated funds.

          In March 2004, the Company’s existing $400 million bank note credit facility matured. On March 2, 2004, the Company entered into a new unsecured, undrawn $360 million 364-day revolving credit facility maturing in March 2005; as well as, an undrawn $40 million working capital credit facility maturing in June 2004. See Note 13 to the unaudited condensed consolidated financial statements for more detailed information.

OPERATIONS

          Cash from operations continued to be our primary source of funds. The $29 million decrease in cash from operations for the quarter ended March 31, 2004 as compared to the same period in 2003 was primarily due to a decrease in interconnection agreement collection of $8 million, an increase in early retirement and voluntary separation program payments of $3 million, an increase in real property tax payment of $1 million, a $16 million tax effect related to the incremental pension funding, lower medical plan expenses of $3 million, offset by a decrease in pension plan contributions of $8 million.

INVESTING

          Net cash used in investing activities for the year ended March 31, 2004 was $20 million compared to $32 million for the same period in 2003. The decrease in cash used in investing activities of $12 million is mainly due to a decrease in capital expenditures and costs of removal as a result of decreased spending on specific software projects, as well as a general decrease in spending as the Company aligned its capital spending with softening demand for new wireline service. Also, effective January 1, 2003, under SFAS No. 143, costs of removal are expensed when incurred.

          We have invested approximately $1.1 billion from the date of the Acquisition through March 31, 2004 to expand and enhance our networks. Our 2004 capital expenditure program is approximately $160 million, which we expect to finance through internally generated funds.

FINANCING

          Debt, excluding capital leases, decreased $28 million for the quarter ended March 31, 2004 and $77 million for the quarter ended March 31, 2003. Borrowings under bank loans, working capital facilities and commercial paper decreased from $93 million at December 31, 2003 to $63 million at March 31, 2004 and from $98 million at December 31, 2002 to $20 million at March 31, 2003.

          In the Acquisition, PRTA agreed to contribute cash or stock worth a total of $200 million as a capital contribution in five equal $40 million installments over five years beginning on March 2, 2000 to partially fund its underfunded pension and other post-employment benefit obligations. In March 2004, the Company received the final $40 million installment in cash from PRTA. See Note 15 to the unaudited condensed consolidated financial statements for more information.

OFF-BALANCE SHEET ARRANGEMENTS

          The Company currently does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

CONTRACTUAL OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS

          The following table provides a summary of our contractual obligations and commercial commitments at March 31, 2004. Additional detail about these items is included in the notes to the unaudited consolidated financial statements.

	Payments Due In Period
Contractual Obligations &	(Dollars in Millions)
Other Commercial Commitments:	Total	2004	2005	2006	2007	2008	Thereafter
Long Term Debt, including interest rate swap	$710	$—	$—	$410	$—	$—	$300
Term Credit Facilities	123	30	93	—	—	—	—
Pension Benefit Obligations	423	153	141	89	32	8	—
Operating Leases	47	12	10	7	4	2	12

Total	$1,303	$195	$244	$506	$36	$10	$312

REGULATORY AND OTHER MATTERS

REGULATORY AND COMPETITIVE TRENDS

          Regulatory activity at the federal and local levels was primarily directed at meeting challenges in maintaining support for local exchange rates and Universal Service while effecting the rate rebalancing and regulatory restructuring required by an increasingly competitive environment. Among the issues generating regulatory activity are: local number portability requirements, interconnection agreements, the FCC’s triennial review and reverse toll billing elimination.

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

          April 2002: From 9.3 cents per minute to 7.9 cents per minute

          April 2003: From 7.9 cents per minute to 6.5 cents per minute

          April 2004: From 6.5 cents per minute to 5.0 cents per minute

          April 2005: From 5.0 cents per minute to 2.1 cents per minute

          The February 2002 Order also requires PRTC to pay a $68 million refund to end-user customers. The TRB calculated this amount based on the difference between the 9.3 cents and 7.9 cents rate for TRB-estimated traffic from the period beginning on April 1, 2000 through March 31, 2002. The refund could be made in 12 equal quarterly installments beginning on April 1, 2002. The Company filed with the Puerto Rico Circuit Court of Appeals (the “Court”) an appeal of the February 2002 Order in which the Company alleged that the TRB made errors of law and procedure in its determination of access charges and its order requiring the Company to make the cash refund. On March 27, 2002, the Court stayed the refund and the rate reduction until the hearing of the appeal.

          On April 2, 2002, AT&T, Sprint and LTD (the “Carriers”) filed a petition with the Court for review of the February 2002 Order, requesting that the Court order the rate reduction without a phase-in period, remand the case back to the TRB, direct the TRB to calculate the refund from the period beginning on April 1997 instead of April 2000, and require that the refund be paid to the Carriers instead of end-user customers.

          The hearing involving oral presentations by the parties was held on February 19, 2003. On April 22, 2003, the parties filed their corresponding post-hearing final briefs submitting the case for adjudication. On August 19, 2003, the Court issued its final decision on the proceeding confirming the February 2002 Order in all respects and rejecting the claims of PRTC and the Carriers. On September 4, 2003, PRTC requested reconsideration of the Court’s determination on the grounds that although the Court correctly described the applicable legal standards the Court erred in applying those standards to the facts of the case. On October 2, 2003, the Court denied PRTC’s reconsideration. As a result of the Court’s decision, the Company established a pre-tax reserve of $73 million, including interest, in September 2003 for the end-user and AT&T refund referred to in the February 2002 Order. This reserve is in addition to the reserve established in connection with the stay of the TRB Order on Reconsideration issued by the Court.

          On October 30, 2003, the Company filed a petition for a writ for certiorari before the Puerto Rico Supreme Court challenging the $68 million refund portion of the Order. The prospective phase down portion of the Order was settled with certain major carriers and implementing tariffs filed with the TRB as noted in the next paragraph.

          In November 2003, the Company proposed, and two members of the TRB indicated their support for, a plan to revise the TRB’s end-user refund order and end the dispute over this issue. First, PRTC has filed tariffs implementing the reduction in intra-island access charges ordered by the TRB in its Order on Reconsideration of February 27, 2002. The composite per minute access rate was reduced from 9.3 cents to 6.5 cents on January 1, 2004 and will decrease according to the TRB phase reduction schedule, which will end on April 1, 2005. Second, PRTC agreed to implement a phased reduction in the number of local exchange calling areas from 68 to 10, the first phase of which became effective in February 2004, coupled with the deferred implementation of a flat charge designed to offset the resulting revenue losses. Third, the plan included a number of other elements benefiting consumers; elimination of touchtone charges; one time credits for single line residential customers equal to their basic monthly service rate in December 2003 and June 2005; and a commitment not to raise residential rates through December 2006 without providing certain information to the TRB in advance. While the TRB has accepted and approved these commitments, it has not issued a final resolution and order to terminate the refund provisions in the Order and there has been litigation relating to aspects of the plan at the TRB and Puerto Rico Supreme Court. The 2003 cash flow impact was a reduction of $16 million to the pre-tax reserve.

          On February 4, 2004, Centennial filed with the Puerto Rico Supreme Court an opposition to PRTC’s request that the Court hold the case in abeyance until the TRB issued a Resolution and Order confirming the commitments negotiated in November 2003. On April 6, 2004, Centennial filed a motion requesting dismissal of the case, arguing that the settlement between the TRB and PRTC rendered the case moot. In the alternative, Centennial also argued that the TRB lacks jurisdiction to modify the end user refund order, pending the petition for certiorari before the Puerto Rico Supreme Court. Centennial claimed that the commitment negotiated in November 2003 with respect to the $68 million refund was null and void. On April 15, 2004, PRTC responded to and opposed Centennial’s filing.

          On April 23, 2004, PRTC and Centennial entered into a settlement agreement and on April 29, 2004, jointly filed a motion with the Supreme Court informing the Court of the settlement. Centennial withdrew its opposition to PRTC’s petition and on April 30, 2004, the Puerto Rico Supreme Court issued a Resolution denying PRTC’s petition for certiorari on the grounds of mootness.

EXTENDED AREA SERVICE (EAS) LOCAL CALLING ZONE DISPUTE

          In December 2003, AT&T and Sprint, (later followed by TLD) challenged PRTC’s actions in implementing the reduction of calling areas before the TRB, and sought an injunction to further reductions in the number of calling areas. PRTC has opposed the request for the injunction and intends to fulfill its commitments to the TRB. The TRB considered the matter in a hearing held on April 28, 30 and May 3, 2004 and determined that the carrier’s request for injunctive relief did not proceed. The TRB allowed PRTC to implement its EAS Phase IV as scheduled on May 4, 2004 and ordered PRTC to sustain from further EAS implementation until an expedited investigation process is completed.

          On May 6, 2004, PRTC submitted to the TRB and to the claimants a proposed expedited schedule in an effort to resolve the investigation prior to the next EAS implementation scheduled for June 7, 2004 (Metro area).

CARRIER ACCESS BILLING

          During the first and second quarter of 2003, some carriers made a series of billing claims against the Company regarding tariff interpretation, traffic routing at the network level and misclassification of access traffic for determination of applicable access elements.

          The Company entered into negotiations with the major carriers and settled the billing claims and phased-rate reductions required by the February 2002 Order. The cash flow effect of the settlement was $27 million in 2003. Management expects an additional cash flow effect of $8 million for the remaining carriers in 2004 and deems there are no other material impacts to the Company’s financial results.

PUBLIC TELEPHONE SERVICE PROVIDER – ANTI COMPETITIVE ACTIONS

          On November 8, 2001, Teléfonos Públicos de Puerto Rico, Inc. (“TPPR”), the largest competitive provider of public pay phones in Puerto Rico filed a suit in the United States District Court of Puerto Rico, claiming predatory, exclusionary and anticompetitive acts and seeking $75 million in damages. We filed a motion to dismiss the case and are awaiting a decision from the court. At present, discovery is under way.

          Pan American Telephone, Inc., Intouch Telecommunications, Inc., and Choicetel Communications, Inc., three other competitive providers of public pay phone in Puerto Rico, also filed a similar suit in the United States District Court of Puerto Rico on September 4, 2002 on the same grounds. On November 8, 2002, after having evaluated and determined that this suit is similar to TPPR’s suit, we filed a motion to dismiss the case and/or in the alternative to consolidate with the TPPR above complaint. The Court dismissed PRTC’s motion to dismiss without prejudice. However, the motion for consolidation has not yet been resolved.

          On August 16, 2002, PSA, the parent company for Phoenix of Puerto Rico filed a suit in the United States bankruptcy court in the District of Delaware, claiming anti competitive acts. The claims have since been transferred to the United States District Court of Delaware and the disputes between the two parties include PRTC’s amended administrative claim against PSA, and PSA’s complaint for over $9 million against PRTC. PRTC’s motion to change of venue to Puerto Rico was granted by the U.S. District Court of Delaware and the motion to dismiss is currently pending before the United States District Court of Puerto Rico.

          The Company’s management believes that all of these claims are without merit.

PUERTO RICO DEPARTMENT OF EDUCATION (THE “PRDOE”) DEBT

          On June 30, 2003, PRTC filed a complaint against the PRDOE with the Puerto Rico Superior Court, seeking collection of monies due for services rendered under the PRDOE’s Reeducate Program, which is based on the Federal E-Rate Program, from 1999 to June 30, 2003. The Reeducate Program funds Internet connections for schools throughout Puerto Rico and PRTC has provided services under contract to the PRDOE. The outstanding amount that PRDOE currently owes to PRTC is $34 million. Under the E-Rate program, 89% of this amount will be paid by the FCC’s School & Libraries Division (“SLD”), which administers the Federal E-Rate Program, if the funding for the fourth and fifth years under the program is released. PRTC is currently evaluating the outstanding amounts owed by PRDOE for the third year under the program, which is approximately $1.2 million, after SLD paid its corresponding percentage (87%) under the program.

          On March 4, 2004, PRTC filed a motion to dismiss the complaint based on an agreement with the PRDOE to attempt to settle the amounts owed out of Court. On March 24, 2004, the Court, at PRTC’s request, dismissed the case without prejudice. PRTC and PRDOE have agreed to try to resolve issues relating to the amounts due out of court. The FCC has directed SLD to audit the billings for the Reeducate Program for years four and five of the program before the funds will be released. That audit is expected to begin shortly.

          In addition, PRTC, along with the PRDOE, expects to testify at a Congressional hearing on the E-Rate program scheduled for May 19, 2004.

TOUCHTONE CHARGES

          On November 17, 2003, six residential subscribers and eight business service subscribers filed a class action suit with the Superior Court of Puerto Rico (the “Superior Court”) under the Puerto Rico Telecommunications Act of 1996 (“Act”) and the Puerto Rico Class Action Act of 1971. The plaintiffs claim that the Company’s charges for touchtone service are not based on cost, and are therefore in violation of the Act. They have requested that the Court (i) issue an Order certifying the case as a class action, (ii) designate the plaintiffs as representative of the class, (iii) find that the charges are illegal, and (iv) order the Company to reimburse every subscriber for excess payments made since September 1996. On December 30, 2003, PRTC filed its corresponding answer to the complaint and requested dismissal on the grounds that the claim is not a legitimate class action suit. On February 17, 2004, the plaintiffs filed their first set of interrogatories and request for admissions to initiate a discovery proceeding. PRTC will ask the Superior Court to first decide the threshold issue of class certification. On February 23, 2004, the Superior Court issued an Order scheduling a status conference for April 30, 2004.

          At that hearing, the Court ruled that at this stage of the proceedings the discovery process will be directed toward the issue of the certification of the proposed class.

CTI ASSET TRANSFER

          Prior to the Acquisition, PRTC transferred its net wireless assets on September 1, 1998 to CTI (which became Verizon Wireless, a division of PRTC, on May 1, 2002). Our predecessors later filed a waiver request in 1998 with the FCC to record this transfer at book value instead of fair value. Since our predecessors had not included the costs of wireless operations in the regulated rate setting process, we believe that ratepayers did not bear the cost of our predecessors’ wireless investment.

          The FCC denied the Company’s petition in April 2001, but recognized that while there were questions concerning certain costs and expenses, the cellular and paging assets had been removed from the interstate rate base.

          The TRB stated in the February 2002 Order that any prospective rate increase must first be applied against the gain in the wireless asset transfer, equating to $56 million applicable to intrastate. We plan to contest this position based on the fact that the wireless entity was set up after the last regulated intrastate rate increase in 1982 and therefore these costs were not included in setting such rates.

          Currently, the TRB is performing an agreed upon procedures audit, which includes among the items subject to audit the CTI asset transfer. The audit is at field work stage. While we believe that the resolution of this matter and any related proceedings will not have a material effect on the Company’s financial condition and results of operations, we cannot predict the effect of any further regulatory actions.

PRICE CAP REGULATION

          The FCC requires companies that set interstate access rates based on a price cap formula to use the price cap formula for all of their affiliates. The price cap formula is based on a plan called Coalition of Affordable Local and Long Distance Service that uses rate-of-return as a basis for setting rates. The Company was previously required to implement price caps by March 2, 2000.

          However, the FCC delayed conversion to price cap regulation until June 30, 2002, and the Company has requested a further extension until June 30, 2003. Under an order issued by the FCC on April 18, 2002, the Company is no longer required to file a waiver request until the FCC completes its review of the “all-or-nothing” rule. In addition, upon the issuance of an Order and Section Further Notice of Proposed Rulemaking by the FCC on February 28, 2004, the FCC deferred further action on the all-or-nothing rule until they review the record compiled in response to the further notice included in the order. Additionally, in the order the FCC stated that all outstanding interim waivers of the all-or-nothing rule that depend on their decision shall continue in effect until they issue a final order on this matter.

INTERSTATE HIGH COST SUBSIDY

          On October 21, 1999, the FCC adopted a new high cost support mechanism, which has resulted in the phase out of the Company’s high cost subsidy revenues. These revenues were $49 million in 2000, $33 million in 2001 and $4 million for 2002. On February 28, 2003, PRTC sent a letter to the FCC, requesting that the FCC take action to restore the high-cost universal service support that the Company lost due to FCC policies adopted for non-rural companies based on the cost characteristics of mainland companies. PRTC requested that the FCC address the loss of its universal service support by adopting rules for insular areas that are similar to those applied to rural carriers. On October 27, 2003, the FCC issued an order rejecting PRTC’s request for reconsideration of its non-rural high cost support mechanism. The order did not address PRTC’s request to restore the high-cost universal service support. On January 14, 2004, PRTC filed a petition for clarification and/or reconsideration of several portions of the FCC Order of October 27, 2003 based on the grounds that the FCC has not acted upon the specific mandate of Section 254 to provide support for insular areas.

MESSAGE PROCESSING AND BILLING SYSTEM

          The Company has an agreement with a provider for the implementation of a traffic polling and billing software system for its wireline operations. While the traffic polling portion has been implemented, management made the decision to abandon the billing portion of the software system. The amount of capitalized costs for software and labor related to the billing portion of $32.3 million was written off and included in operating expenses during the second quarter of 2003.

BROTHERHOOD OF INDEPENDENT TELEPHONE WORKERS (“HIETEL”) UNION CONTRACT

          In October 2003, one of our union contracts, a collective bargaining agreement with the HIETEL expired. The Company signed a new agreement with HIETEL on April 15, 2004.

TRB AUDIT

          As provided by law, the TRB is currently conducting an ordinary audit of our affiliate transactions and regulatory accounting. We do not expect the results of this audit to have a material impact on the Company’s financial condition and result of operations.

WORLDNET ARBITRATION PROCEEDING

          Recently, an arbitrator resolved a dispute related to an interconnection contract between PRTC and WorldNet and rendered a decision which, among other things, requires PRTC to agree to contract terms establishing numerous service quality metrics, liquidated damages provisions, reduced prices for certain network elements, continuation of a high wholesale discount, certain Operational Support System (“OSS”) parity standards, and certain requirements with respect to bundled services. PRTC is examining the impact of this decision. In accordance with the applicable rules, the parties have executed and filed the arbitrated contract with the TRB. PRTC plans to seek reconsideration of portions of the arbitrator’s order.

RECENT ACCOUNTING PRONOUNCEMENTS

For a discussion of recent accounting pronouncements, see Note 4 to our unaudited condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE SENSITIVITY

          We are exposed to market risk in the normal course of business, resulting primarily from interest rate changes on our senior notes and interest rate swap agreements.

          The following table summarizes the fair value of our senior notes and interest rate swap at March 31, 2004 and December 31, 2003 and provides a sensitivity analysis of the fair values of these instruments assuming a 100 basis point increase or decrease in the yield curve. The sensitivity analysis does not include the fair values of our floating-rate debt since it is not significantly affected by changes in market interest rates.

			Fair Value
			Assuming 100 Basis Point
	Book Value	Fair Value	Increase	Decrease
		(In thousands)
March 31, 2004:
Senior notes	$699,849	$768,916	$746,109	$792,716
Interest rate swap	4,629	4,629	1,315	7,980

Total	$704,478	$773,545	$747,424	$800,696

December 31, 2003:
Senior notes	$699,839	$770,526	$746,165	$795,974
Interest rate swap	2,811	2,811	(467)	6,133

Total	$702,650	$773,337	$745,698	$802,107

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

          The Company is a defendant in various legal matters arising in the ordinary course of business. Management, after consultation with legal counsel, believes that the resolution of these matters will not have a material adverse effect on the Company’s financial position and results of operations. See Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Regulatory and Other Matters”, which is incorporated herein by reference, for more information regarding legal and regulatory matters, including a regulatory dispute regarding intra-island access fees charged to long distance carriers.

Item 2. Changes in Securities and Use of Proceeds

          Not applicable.

Item 3. Defaults Upon Senior Securities

          Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

          Not applicable.

Item 5. Other Information

          Not applicable.

Item 6. Exhibits and Reports on Form 8-K

          a) See Exhibit Index on page following signatures.

          b) No reports on Form 8-K were filed during the quarter for which this report is filed.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     TELECOMUNICACIONES DE PUERTO RICO, INC.

By:	/s/ Cristina M. Lambert

Name:	Cristina M. Lambert
Title:	President and Chief Executive Officer
Date:	May 14, 2004

By:	/s/ Adail Ortiz

Name:	Adail Ortiz
Title:	Vice President Finance and Chief Financial Officer
Date:	May 14, 2004

By:	/s/ Raúl E. García

Name:	Raúl E. García
Title:	Controller
Date:	May 14, 2004

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION
3.1	Certificate of Incorporation of Telecomunicaciones de Puerto Rico, Inc. (Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement filed on Form S-4, as amended (File 333-85503)).

3.2	Certificate of Amendment to the Certificate of Incorporation of Telecomunicaciones de Puerto Rico, Inc. (Incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (File 333-85503)).

3.3	By-Laws of Telecomunicaciones de Puerto Rico, Inc. (Incorporated by reference to Exhibit 3.4 of the Company’s Registration Statement filed on Form S-4, as amended (File 333-85503)).

4.1	Trust Indenture dated as of May 20, 1999 between Telecomunicaciones de Puerto Rico, Inc. and The Bank of New York. (Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement filed on Form S-4, as amended (File 333-85503)).

10.1	Shareholders Agreement, dated as of March 2, 1999, by and among Telecomunicaciones de Puerto Rico, Inc., GTE Holdings (Puerto Rico) LLC, GTE International Telecommunications Incorporated, Popular, Inc., Puerto Rico Telephone Authority and the shareholders of Telecomunicaciones de Puerto Rico, Inc., who shall from time to time be parties thereto as provided therein. (Incorporated by reference to Exhibit 10.5 of the Company’s Registration Statement filed on Form S-4, as amended (File 333-85503)).

10.2	Amended and Restated Puerto Rico Management Agreement, dated as of March 2, 1999, by and among Telecomunicaciones de Puerto Rico, Inc., Puerto Rico Telephone Company, and GTE International Telecommunications Incorporated. (Incorporated by reference to Exhibit 10.6 of the Company’s Registration Statement filed on Form S-4, as amended (File 333-85503)).

10.3	Amended and Restated U.S. Management Agreement, dated as of March 2, 1999, by and among Telecomunicaciones de Puerto Rico, Inc., Puerto Rico Telephone Company, and GTE International Telecommunications Incorporated. (Incorporated by reference to Exhibit 10.7 of the Company’s Registration Statement filed on Form S-4, as amended (File 333-85503)).

10.4	Amended and Restated Technology Transfer Agreement, dated as of March 2, 1999, by and among Telecomunicaciones de Puerto Rico, Inc., Puerto Rico Telephone Company, and GTE International Telecommunications Incorporated. (Incorporated by reference to Exhibit 10.8 of the Company’s Registration Statement filed on Form S-4, as amended (File 333-85503)).

10.5	Non-Competition Agreement, dated as of March 2, 1999, by and among Telecomunicaciones de Puerto Rico, Inc, GTE Holdings (Puerto Rico) LLC, GTE International Telecommunications Incorporated, Popular, Inc., Puerto Rico Telephone Authority, and the Government Development Bank for Puerto Rico. (Incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement filed on Form S-4, as amended (File 333-85503)).

10.6	Trust Agreement of the Employee Stock Ownership Plan of Telecomunicaciones de Puerto Rico, Inc., dated as of March 2, 1999, by and between U.S. Trust, National Association and Telecomunicaciones de Puerto Rico, Inc. (Incorporated by reference to Exhibit 10.12 of the Company’s Registration Statement filed on Form S-4, as amended (File 333-85503)).

10.7	ESOP Loan Agreement, dated as of March 2, 1999, by and between the Trust of the Employee Stock Ownership Plan of Telecomunicaciones de Puerto Rico, Inc. and Telecomunicaciones de Puerto Rico, Inc. (Incorporated by reference to Exhibit 10.13 of the Company’s Registration Statement filed on Form S-4, as amended (File 333-85503)).

10.8	Pledge Agreement, dated as of March 2, 1999, by and between the Trust of the Employee Stock Ownership Plan of Telecomunicaciones de Puerto Rico, Inc. and Telecomunicaciones de Puerto Rico, Inc. (Incorporated by reference to Exhibit 10.15 of the Company’s Registration Statement filed on Form S-4, as amended (File 333-85503)).

EXHIBIT
NUMBER	DESCRIPTION
10.9	Tag Along Agreement, dated as of March 2, 1999, by and among GTE Holdings (Puerto Rico) LLC, GTE International Telecommunications Incorporated, and the Trust of the Employee Stock Ownership Plan of Telecomunicaciones de Puerto Rico, Inc. (Incorporated by reference to Exhibit 10.16 of the Company’s Registration Statement filed on Form S-4, as amended (File 333-85503)).

10.10	Commercial Paper Dealer Agreement 4(2) Program among Telecomunicaciones de Puerto Rico, Inc., as Issuer; Puerto Rico Telephone Company, Inc. and Celulares Telefónica, Inc., as Guarantors; and Merrill Lynch Money Markets Inc., as Dealer for notes with maturities up to 240 days; Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Dealer for notes with maturities over 270 days up to 365 days. Concerning notes to be issued pursuant to an Issuing and Paying Agency Agreement dated as of November 9, 2000 between the Issuer and The Chase Manhattan Bank, as Issuing and Paying Agent. (Incorporated by reference to Exhibit 10.25 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File 333-85503)).

10.11	Commercial Paper Dealer Agreement 4(2) Program among Telecomunicaciones de Puerto Rico, Inc., as Issuer; Puerto Rico Telephone Company, Inc. and Celulares Telefónica, Inc., as Guarantors; and Salomon Smith Barney Inc., as Dealer. Concerning notes to be issued pursuant to an Issuing and Paying Agency Agreement dated as of November 9, 2000 between the Issuer and The Chase Manhattan Bank, as Issuing and Paying Agent. (Incorporated by reference to Exhibit 10.26 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File 333-85503)).

10.12	Commercial Paper Dealer Agreement 4(2) Program among Telecomunicaciones de Puerto Rico, Inc., as Issuer; Puerto Rico Telephone Company, Inc. and Celulares Telefónica, Inc., as Guarantors; and Banc of America Securities LLC. Concerning notes to be issued pursuant to an Issuing and Paying Agency Agreement dated as of November 9, 2000 between the Issuer and The Chase Manhattan Bank, as Issuing and Paying Agent. (Incorporated by reference to Exhibit 10.27 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File 333-85503)).

10.13	Commercial Paper Dealer Agreement 4(2) Program among Telecomunicaciones de Puerto Rico, Inc., as Issuer; Puerto Rico Telephone Company, Inc. and Celulares Telefónica, Inc., as Guarantors; and Popular Securities, Inc., as Dealer for notes with maturities up to 365 days. Concerning notes to be issued pursuant to an Issuing and Paying Agency Agreement dated as of November 9, 2000 between the Issuer and The Chase Manhattan Bank, as Issuing and Paying Agent. (Incorporated by reference to Exhibit 10.28 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File 333-85503)).

10.14	Issuing and Paying Agency Agreement dated as of November 9, 2000, by and among Telecomunicaciones de Puerto Rico, Inc., as Issuer, Puerto Rico Telephone Company and Celulares Telefónica, Inc., as Guarantors, and The Chase Manhattan Bank, as Issuing and Paying Agent. (Incorporated by reference to Exhibit 10.29 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File 333-85503)).

10.15	Letter Amendment, to the March 2, 1999 Shareholders Agreement, dated as of May 25, 2001, by and among Telecomunicaciones de Puerto Rico, Inc., GTE Holdings (Puerto Rico) LLC, GTE International Telecommunications Incorporated, Popular, Inc., and the Puerto Rico Telephone Authority. (Incorporated by reference to Exhibit 10.25 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001 (File 333-85503)).

10.16	ISDA Master Agreement, dated August 29, 2001, by and among Telecomunicaciones de Puerto Rico, Inc., as the Counterparty, Puerto Rico Telephone Company and Celulares Telefónica, Inc., as Guarantors, and Bank of America, N.A., as the Bank. (Incorporated by reference to Exhibit 10.27 of the Company’s Quarterly Report on Form 10-Q for the period ended September 31, 2001 (File 333-85503)).

10.17	ISDA Master Agreement, dated August 29, 2001, by and among Telecomunicaciones de Puerto Rico, Inc., as the Counterparty, Puerto Rico Telephone Company and Celulares Telefónica, Inc., as Guarantors, and Citibank, N.A., as the Bank. (Incorporated by reference to Exhibit 10.28 of the Company’s Quarterly Report on Form 10-Q for the period ended September 31, 2001 (File 333-85503)).

EXHIBIT
NUMBER	DESCRIPTION
10.18	Plan of Reorganization and Agreement of Merger, dated as of May 1, 2002, between Puerto Rico Telephone Company, Inc. and Verizon Wireless Puerto Rico, Inc. (Incorporated by reference to Exhibit 10.25 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002 (File 333-85503)).

10.19	$90,000,000 working capital revolving credit agreement dated as of May 16, 2002, among Telecomunicaciones de Puerto Rico, Inc., as Borrower, Puerto Rico Telephone Company, Inc., as Guarantor, and Banco Popular de Puerto Rico, as Lender and Administrative Agent. (Incorporated by reference to Exhibit 10.26 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002 (File 333-85503)).

10.20	$50,000,000 2-Year term credit agreement dated as of May 16, 2002, among Telecomunicaciones de Puerto Rico, Inc., as Borrower, Puerto Rico Telephone Company, Inc., as Guarantor, and Banco Bilbao Vizcaya Argentaria, S.A., as Lender and Banco Bilbao Vizcaya Puerto Rico, as Administrative Agent. (Incorporated by reference to Exhibit 10.27 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002 (File 333-85503)).

10.21	$50,000,000 2-Year term credit agreement dated as of May 31, 2002, among Telecomunicaciones de Puerto Rico, Inc., as Borrower, Puerto Rico Telephone Company, Inc., as Guarantor, and HSBC Bank USA, as Lender. (Incorporated by reference to Exhibit 10.28 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002 (File 333-85503)).

10.22	$50,000,000 3-Year term credit agreement dated as of June 24, 2002, among Telecomunicaciones de Puerto Rico, Inc., as Borrower, Puerto Rico Telephone Company, Inc., as Guarantor, and Australia and New Zealand Banking Group Limited, as Lender and Administrative Agent. (Incorporated by reference to Exhibit 10.29 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002 (File 333-85503)).

10.23	$75,000,000 3-Year term credit agreement dated as of August 19, 2002, among Telecomunicaciones de Puerto Rico, Inc., as Borrower, Puerto Rico Telephone Company, Inc., as Guarantor, and The Bank of Nova Scotia, as Lender and Administrative Agent. (Incorporated by reference to Exhibit 10.28 of the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2002 (File 333-85503)).

10.24	Letter Amendment to the $90 million working capital revolving credit agreement dated as of December 31, 2002. (Incorporated by reference to Exhibit 10.28 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File 333-85503)).

10.25	Assignment and Acceptance agreement, dated as of December 31, 2002, relating to the $50 million 3-Year Term Credit Agreement, dated as of June 24, 2002. (Incorporated by reference to Exhibit 10.29 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File 333-85503)).

10.26	Collective Bargaining Agreement between the Puerto Rico Telephone Company and the Independent Union of Telephone Employees of Puerto Rico effective from January 18, 2003 until January 17, 2006. Approved on February 13, 2003. (Incorporated by reference to Exhibit 10.30 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File 333-85503)).

10.27	Second Allonge to the $90 million working capital revolving credit agreement dated as of June 30, 2003. (Incorporated by reference to Exhibit 10.31 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2003 (File 333-85503)).

10.28	364-Day Credit Agreement dated as of March 2, 2004, among Telecomunicaciones de Puerto Rico, Inc., as Borrower, Puerto Rico Telephone Company, Inc., as Guarantor, the Initial Lenders named therein, Citibank, N.A., as Administrative Agent, Banco Bilbao Vizcaya Argentaria Puerto Rico, as Syndication Agent, and Banco Popular de Puerto Rico, Firstbank Puerto Rico and Scotiabank de Puerto Rico, as Co-documentation Agents. (Incorporated by reference to Exhibit 10.29 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File 333-85503)).

EXHIBIT
NUMBER	DESCRIPTION
10.29	Collective Bargaining Agreement between the Puerto Rico Telephone Company and the Independent Brotherhood of Telephone Company Employees effective from January 1, 2004 until December 31, 2008. Approved on April 15, 2004. (Filed herewith).

31.1	Certification of Principal Executive Officer (Filed herewith).

31.2	Certification of Principal Financial Officer (Filed herewith).

32.1	Certification Required by 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith).