Form 10-Q
period 2004-06-30
TELECOMUNICACIONES DE PUERTO RICO INC
filed 2004-08-16
CIK 1089357

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2004

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

YES [  ] NO [X]

At August 16, 2004, 25 million shares of no par common stock of the registrant were outstanding.

INDEX

Telecomunicaciones de Puerto Rico, Inc. and Subsidiaries

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Telecomunicaciones de Puerto Rico, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands)

	(Unaudited)
	June 30,	December 31,
	2004	2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$79,007	$21,732
Accounts receivable, net of allowance for doubtful accounts of $131,632 and $131,106 in 2004 and 2003, respectively	272,757	287,247
Deferred income tax	30,986	26,158
Inventory and supplies, net	17,867	21,202
Prepaid expenses	27,707	35,255

Total current assets	428,324	391,594
PROPERTY, PLANT AND EQUIPMENT, net	1,494,781	1,558,246
GOODWILL	126,927	126,927
INTANGIBLES, net	187,529	189,136
DEFERRED INCOME TAX	208,266	246,794
OTHER ASSETS	109,071	108,541

TOTAL ASSETS	$2,554,898	$2,621,238

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$60,129	$59,729
Other current liabilities	173,069	213,480

Total current liabilities	233,198	273,209
LONG-TERM DEBT, excluding current portion	768,623	802,135
PENSION AND OTHER POST-EMPLOYMENT BENEFITS	548,372	594,113
OTHER NON-CURRENT LIABILITIES	184,054	237,405

Total liabilities	$1,734,247	$1,906,862

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY	14,244	13,025

SHAREHOLDERS’ EQUITY:
Common stock	$703,884	$703,884
Deferred ESOP compensation	(26,153)	(26,153)
Subscription receivable	—	(39,515)
Retained earnings	230,061	164,520
Accumulated other comprehensive loss, net of taxes	(101,385)	(101,385)

Total shareholders’ equity	806,407	701,351

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,554,898	$2,621,238

The accompanying notes are an integral part of these financial statements.

Telecomunicaciones de Puerto Rico, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(in thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
		As Restated
		(See note 2)
	2004	2003	2004	2003
	(Unaudited)		(Unaudited)
REVENUES:
Local services	$137,066	$147,500	$273,134	$292,538
Long distance services	33,757	33,818	72,494	66,680
Access services	73,278	77,874	146,581	159,729
Cellular services	47,620	46,575	95,457	94,029
Paging services	—	192	—	803
Directory services and other	20,017	20,708	40,896	38,330

Total revenues	311,738	326,667	628,562	652,109

OPERATING COSTS AND EXPENSES:
Labor and benefits	92,686	100,115	192,181	203,012
Other operating expenses	54,807	134,331	155,665	232,745
Early retirement and voluntary separation provision	—	3,257	1,635	4,700
Depreciation and amortization	65,907	62,776	130,385	123,279

Total operating costs and expenses	213,400	300,479	479,866	563,736

OPERATING INCOME	98,338	26,188	148,696	88,373

OTHER INCOME (EXPENSE):
Interest expense, net	(11,110)	(13,682)	(21,458)	(23,865)
Equity income from joint venture	678	515	1,335	1,301
Minority interest in consolidated subsidiary	(658)	(397)	(1,218)	(830)

Total other income (expense), net	(11,090)	(13,564)	(21,341)	(23,394)

INCOME BEFORE INCOME TAX EXPENSE	87,248	12,624	127,355	64,979
INCOME TAX EXPENSE (BENEFIT)	34,093	4,356	49,428	24,301

INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	53,155	8,268	77,927	40,678
CUMULATIVE EFFECT OF ACCOUNTING CHANGE, net of income tax provision of $40,672	—	—	—	58,529

NET INCOME	$53,155	$8,268	$77,927	$99,207

The accompanying notes are an integral part of these financial statements.

Telecomunicaciones de Puerto Rico, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(In thousands)

					Accumulated
		Deferred			Other
	Common	ESOP	Subscription	Retained	Comprehensive
	Stock	Compensation	Receivable	Earnings	Loss	Total
BALANCE, DECEMBER 31, 2002	$703,270	$(27,408)	$(76,093)	$155,789	$(90,182)	$665,376
Dividends paid	—	—	—	(68,125)	—	(68,125)
Accretion of discount on subscription receivable	—	—	(3,422)	—	—	(3,422)
PRTA capital contribution	—	—	40,000	—	—	40,000
Release of ESOP shares	614	1,255	—	—	—	1,869
Comprehensive income:
Net income	—	—	—	76,856	—	76,856
Other comprehensive loss, net of taxes:
Minimum pension liability adjustment	—	—	—	—	(11,203)	(11,203)

Comprehensive income	—	—	—	—	—	65,653

BALANCE, DECEMBER 31, 2003	$703,884	$(26,153)	$(39,515)	$164,520	$(101,385)	$701,351
(UNAUDITED)
Dividends declared	—	—	—	(12,386)	—	(12,386)
Net income, for the six months ended June 30, 2004	—	—	—	77,927	—	77,927
Accretion of discount on subscription receivable	—	—	(485)	—	—	(485)
PRTA capital contribution	—	—	40,000	—	—	40,000

BALANCE, JUNE 30, 2004	$703,884	$(26,153)	$—	$230,061	$(101,385)	$806,407

The accompanying notes are an integral part of these financial statements.

Telecomunicaciones de Puerto Rico, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

	For the Six Months Ended
	June 30,
	2004	2003
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$77,927	$99,207
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	130,385	123,279
Provision for uncollectible accounts	29,374	30,599
Cumulative effect of accounting change	—	(58,529)
Abandoned software project	—	32,262
Deferred income tax	33,700	77
Accretion of discount on subscription receivable	(485)	(1,940)
Equity income from joint venture	(1,335)	(1,301)
Voluntary separation and retirement provision	1,635	4,700
Minority interest in consolidated subsidiary	1,218	830
Gain on sale of land and building	(248)	(824)
Changes in assets and liabilities:
Accounts receivable	(14,884)	(15,631)
Inventory and supplies	3,335	4,207
Prepaid expenses and other assets	6,143	(5,680)
Other current and non-current liabilities	(107,533)	(29,380)
Pension and other post-employment benefits	(47,376)	(28,842)

Net cash provided by operating activities	111,856	153,034

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, including removal costs	(66,133)	(69,335)
Proceeds from sale of land and building	930	6,000
Net salvage on retirements and other	202	183

Net cash used in investing activities	(65,001)	(63,152)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contribution	40,000	40,000
Net repayments of short-term debt, including capital leases	(29,580)	(75,783)
Borrowings of long-term debt	—	—
Dividends paid	—	(68,125)

Net cash provided by/ (used in) financing activities	10,420	(103,908)

NET INCREASE / (DECREASE) IN CASH AND CASH EQUIVALENTS	57,275	(14,026)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	21,732	33,667

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$79,007	$19,641

The accompanying notes are an integral part of these financial statements.

TELECOMUNICACIONES DE PUERTO RICO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Business / Corporate Structure

Telecomunicaciones de Puerto Rico, Inc., a Puerto Rico corporation (the “Company“or “we”), holds 100% of the common stock of Puerto Rico Telephone Company, Inc. (“PRTC”), PRT Larga Distancia, Inc. (“PRTLD”), and Datacom Caribe, Inc. (“Datacom”). The Company also holds a 67% interest in Coqui.net Corporation (“Coqui.net”), in which Popular, Inc., one of our shareholders, holds the remaining 33% interest. The Company also holds a 24% interest in Verizon Information Services Puerto Rico, Inc. S. en C. (“VISI”), in which GTE Holdings (Puerto Rico) LLC, our majority shareholder also holds a 36% interest. The Company is the largest telecommunications service provider in Puerto Rico. PRTC is the incumbent local exchange carrier for the island of Puerto Rico. Wireline service is provided by PRTC and cellular service is provided by the wireless division of PRTC, under the brand of Verizon Wireless Puerto Rico (“Verizon Wireless”). The Company’s off-island long distance service is provided by PRTLD. The Company’s dial-up Internet access service is provided by Coqui.net and the directory publishing revenues are generated by VISI.

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

Restatement

The Company’s results of operations for the quarter ended June 30, 2003 have been restated from amounts previously reported. The restated amounts reflect a change in accounting for directory publishing revenues, effective January 1, 2003 (see Note 3).

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

5.	Property, Plant and Equipment

Property, plant and equipment consist of:

	Remaining Useful		June 30,	December 31,
	Lives (Yrs)		2004	2003
	Current	Previous	(In thousands)

Outside plant	8.5	8.5	$2,116,875	$2,097,902
Central office and transmission equipment	4.1	4.1	1,195,079	1,184,357
Equipment and other	3.2	3.2	303,318	323,459
Buildings	14.3	14.3	318,554	316,052
Land	N/A	N/A	26,266	26,400

Gross plant in service			3,960,092	3,948,170
Less: accumulated depreciation			2,531,644	2,455,127

Net plant in service			1,428,448	1,493,043
Construction in progress			66,333	65,203

Total			$1,494,781	$1,558,246

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

During the fourth quarter of 2003, the board of directors approved the replacement of the Company’s General Ledger System and Inventory Management System. The new systems are expected to be operational during the fourth quarter of 2004 at projected capitalized costs for software and labor of approximately $13 million. As of June 30, 2004, the Company had capitalized costs of $8 million associated with the new systems.

The Company is currently undergoing its periodic review of plant useful lives estimates. The review incorporates the impact of technology, future competition and assumptions employed in the industry relative to depreciation and retirement rates.

6.	Goodwill

Following is a breakdown of goodwill.

	Carrying Value
	June 30,	December 31,
	2004	2003
	(In thousands)
Wireline (PRTC)	$102,731	$102,731
Dial-up Internet (Coqui.net)	24,196	24,196

Total	$126,927	$126,927

7.	Intangibles

	Carrying Value
	June 30,	December 31,
	2004	2003
	(In thousands)
Indefinite Life:
Wireline concession	$85,120	$85,120
FCC Cellular licenses	23,855	23,855

Total Indefinite Life	$108,975	$108,975

	June 30, 2004			December 31, 2003
	(In thousands)
	Cost	Acc. Amort	Book Value	Cost	Acc. Amort	Book Value
Definite Life
Wireline trade name	$48,400	$10,785	$37,615	$48,400	$9,502	$38,898
Software licenses	73,411	32,472	40,939	67,068	25,805	41,263
Customer base	15,544	15,544	—	15,544	15,544	—
Other	500	500	—	500	500	—

Total Definite Life	$137,855	$59,301	$78,554	$131,512	$51,351	$80,161

Plus: Total Indefinite Life			$108,975			$108,975

Total	$137,855	$59,301	$187,529	$131,512	$51,351	$189,136

SFAS No. 142, “Goodwill and Other Intangible Assets”, no longer permits the amortization of goodwill and other indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or, under certain conditions, more frequently) for impairment in accordance with this statement. This impairment test uses fair value approach.

Intangible assets that do not have indefinite lives will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. For 2003, the Company has evaluated its assets using the fair value approach for each reporting unit to determine if there is an impairment exposure (transitional impairment test) and the impact it would have on the Company’s results of operations. The evaluation of the two reporting units revealed no impairment exposure.

The Company is currently undergoing its annual evaluation of assets to determine if there is an impairment exposure and related impact, if any, to the Company results of operations of 2004.

8.	Other assets

Other assets consist of:

	June 30 ,	December 31,
	2004	2003
	(In thousands)
Deferred activation and installation costs	$71,980	$69,347
Notes receivable-equipment sales	8,890	10,446
Deferred pension asset	19,785	19,785
Deferred financing costs, net	2,715	3,146
Other deferred costs	1,824	1,426
Interest rate swap	620	2,811
Investment in Verizon Information Services	1,335	—
Other assets	1,922	1,580

Total	$109,071	$108,541

9.	Pension Plan

The Company has noncontributory pension plans for full-time employees, which are tax qualified as they meet Employee Retirement Income Security Act of 1974 (the “ERISA”) requirements. The Company realizes tax deductions when contributions are made to the trusts. The trusts invest in equity and fixed income securities to meet the benefit obligation.

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

The components of the net pension and other post-employment benefit expenses for the quarters ended June 30,

(In thousands)

	Pension and Lump Sum Benefit				Post-Retirement Benefits
	Three months ended June 30,		Six months ended June 30,		Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003	2004	2003	2004	2003
Service cost	$5,186	$4,523	$10,372	$9,046	$2,565	$2,175	$5,130	$4,350
Interest cost	17,567	16,825	35,134	33,650	9,652	8,878	19,304	17,756
Expected return on plan assets	(14,910)	(11,578)	(29,820)	(23,156)	—	—	—	—
Amortization of unrecognized:
Transition obligation	90	107	180	214	551	550	1,102	1,100
Prior service cost (benefit)	1,179	1,186	2,358	2,372	(628)	(628)	(1,256)	(1,256)
Actuarial gain, net	3,518	3,281	7,036	6,562	4,421	3,926	8,842	7,852

Net periodic benefit cost	12,630	14,344	25,260	28,688	16,561	14,901	33,122	29,802
Effect of early retirement program	—	957	939	957	—	722	696	722

Total	$12,630	$15,301	$26,199	$29,645	$16,561	$15,623	$33,818	$30,524

Cash Flows

The Company expects to contribute $153 million to the pension and lump sum plans and $30 million to the post-retirement plan in 2004. We have adequate liquidity resources to fund these amounts. As of June 30, 2004, $93 million of pension plan contributions have been made.

Medicare Drug Act

On December 8, 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 (Medicare Drug Act) was signed into law. The Medicare Drug Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Any measure of the accumulated postretirement benefit obligation or net periodic post retirement cost in the financial statements or accompanying notes do not reflect any amount associated with the subsidy because federal regulations for determining actuarial equivalence have not yet been issued in either proposed or final form, which impacts our ability to estimate the full adoption effects. Without a firm definition of actuarial equivalence, we are unable to determine if the prescription drug benefits provided to the Company’s plan participants are actuarially equivalent to Medicare Part D benefits and are therefore unable to quantify any potential impact at this time.

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

12.	Other Current Liabilities

Other current liabilities consist of:

	June 30 ,	December 31,
	2004	2003
	(In thousands)
Accounts payable	$20,095	$58,625
Accrued expenses	63,471	75,999
Employee benefit accruals	56,997	44,697
Carrier payables	25,630	26,388
Taxes	540	1,420
Interest	6,336	6,351

Total	$173,069	$213,480

13.	Debt

Debt consists of:

	March 31,	December 31,
	2004	2003
	(In thousands)
Senior notes
Due May 15, 2006 at 6.65%	$399,954	$399,943
Due May 15, 2009 at 6.80%	299,905	299,896
Term credit facilities:
Due May 16, 2005 at 57 basis points over LIBOR	30,000	30,000
Due June 24, 2005 at 70 basis points over LIBOR	30,000	30,000
Due August 19, 2005 at 70 basis points over LIBOR	63,000	63,000
Commercial paper	—	29,500
Deferred derivative	4,996	6,337
Interest rate swap	620	2,811
Capital leases	277	377

Total	828,752	861,864
Less short-term debt	60,129	59,729

Long-term debt	$768,623	$802,135

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

Amounts borrowed under this facility are guaranteed by PRTC, and bear interest at the applicable Eurodollar rate plus a margin or at the base rate; which is the higher of the base rate publicly announced by the administrative agent from time to time or the Federal Funds rate plus 0.5%, plus a margin. The Company is also required to pay a quarterly facility fee on commitments under the facility and a quarterly utilization fee on borrowed amounts that exceed 50% of the commitments under the facility. Accrued interest on Eurodollar rate borrowings is payable based on elected intervals of one, two, three or six months or other interest period as the Company may select, subject to certain conditions. Accrued interest on base rate borrowings is payable quarterly.

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

The Company had a $40 million working capital credit facility with Banco Popular de Puerto Rico, an affiliate of Popular, Inc. that matured on June 2004. On June 2004, the Company renewed the undrawn $40 million working capital credit facility maturing on June 30, 2005. Amounts outstanding under this facility bear interest at a rate of 30 basis points over LIBOR. This facility serves as additional backstop for the commercial paper program. At June 30, 2004, the Company had no outstanding balance under this facility.

At December 31, 2002, the Company had $225 million in term credit facilities with maturities ranging from two to three years, and bearing interest from 60 to 100 basis points over LIBOR. By October 29, 2003 the Company repaid one of the $50 million term loans, and prepaid principal in an aggregate amount of $62 million of the outstanding term credit loans, while reducing interest rate to 70 basis points over LIBOR. One of the $30 million term loans matured on May 16, 2004. The Company renewed the $30 million term loan at an interest rate of 57 basis points over LIBOR maturity due on May 16, 2005.

On August 31, 2001, the Company entered into an interest rate swap contract with a notional amount of $150 million. In September 2002, the Company drew the value out of the hedge position without changing the fixed/floating funding mix of the original swap transaction. This transaction resulted in cash proceeds of $11 million, reflected in cash from operations as required by SFAS No. 104, and created a deferred derivative, which will be amortized until 2006. As of June 30, 2004, the unamortized balance of the deferred derivative is $5 million. The purpose of the swap is to hedge against changes in the fair market value of the Company’s senior notes to achieve a targeted mix of fixed and variable rate debt. The swap receives interest at a fixed rate of 6.65% and pays interest at a net variable rate equal to six month LIBOR plus 170 basis points, with semiannual settlements and reset dates every May 15 and November 15 until maturity of the May 15, 2006 senior notes. The swap was entered into “at market” and as a result, there was no exchange of premium at the initial date of the swap. The Company designates the swap as a hedge of the changes in fair market value of the senior notes due to changes in the designated benchmark interest rate. PRTC is the guarantor of the interest rate swap.

Aggregate maturities of the senior notes and term credit facilities are as follow:

Year		Amount
		(In thousands)
2005	Term credit facilities	123,000
2006	Senior note	400,000
2009	Senior note	300,000

Total		$823,000

Currently, the Company is in compliance with debt covenant agreements and with the financial ratios as specified by term facilities.

14.	Other Non-Current Liabilities

Other non-current liabilities consist of:

	June 30,	December 31,
	2004	2003
	(In thousands)
Deferred activation and installation revenues	$71,747	$69,347
Deferred directory-publishing revenues	3,008	12,877
Customer deposits	26,182	26,954
Other liabilities	83,117	128,227

Total	$184,054	$237,405

15.	Shareholders’ Equity

Common Stock

Common stock consists of fifty million authorized shares, no par value, of which twenty five million shares were outstanding at June 30, 2004 and December 31, 2003.

Subscription Receivable

The subscription receivable reflects receipts from the PRTA originally recorded at its present value (at an 8% discount rate). As part of the Acquisition agreement, the PRTA agreed to contribute a total of $200 million in cash or stock as a capital contribution in equal installments of $40 million over five years beginning on March 2, 2000. The Company employed the $200 million capital contribution to partially fund its underfunded pension and other post-employment benefit obligations, as agreed. The stock purchase agreement required the Company to contribute $66 million, which included the $40 million received from PRTA, to the pension plan immediately upon receipt of the proceeds each year. The Company received the fifth and final $40 million installment in March 2004 and made the required pension payment of $66 million. All installments were made in cash.

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

Dividends payments were made in the following periods:

2004		2003
(In thousands)		(In thousands)
4th Quarter	$—	4th Quarter	$—
3rd Quarter	12,386	3rd Quarter	—
2nd Quarter	—	2nd Quarter	68,125
1st Quarter	—	1st Quarter	—

Total	$12,386	Total	$68,125

The senior notes indentures and credit facility agreements do not contain dividend restrictions.

16.	Fair Value of Financial Instruments

The carrying amounts and fair values of the Company’s financial instruments are as follows:

	June 30,		December 31,
	2004		2003
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
		(In thousands)
Assets:
Cash and cash equivalents	$79,007	$79,007	$21,732	$21,732
Accounts receivable	272,757	272,757	287,247	287,247
Liabilities:
Other current liabilities	$173,069	$173,069	$213,480	$213,480
Short-term debt	60,129	60,129	59,729	59,729
Long-term debt, including interest rate swap	768,623	814,864	802,135	872,822

17.	Segment Reporting

The Company has two reportable segments: Wireline and Wireless.

The Wireline segment consists of:

•	Local services, including basic voice, telephone and telecommunications equipment rentals, value-added services, high-speed private line services, Internet access and public phone service;

•	Access services to long distance carriers, competitive local exchange carriers, and cellular and paging operators to originate and terminate calls on our network;

•	Long distance services including direct dial on-island and off-island, operator assisted calls, prepaid calling card and high-speed private line services;

•	Directory publishing rights services; and

•	Telecommunication equipment sales and billing and collection services to competing long distance operators in Puerto Rico.

The Wireless segment consists of:

•	Cellular service; and

•	Wireless equipment sales.

The accounting policies of the segments are the same as those followed by the Company (see Note 2). The Company accounts for intersegment revenues at market prices.

Segment results for the Company are as follow:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
		(in thousands)
Wireline:
Revenues-
Local services	$139,525	$148,794	$278,120	$294,922
Long distance services	34,537	34,770	73,392	68,769
Access services	74,000	78,601	147,678	161,161
Directory services and other	16,268	17,576	32,847	32,175

Total revenues	$264,330	$279,741	$532,037	$557,027

Operating income	$100,926	$28,189	$152,897	$90,990

Wireless:
Revenues-
Cellular services	$47,566	$46,757	$95,717	$94,142
Paging services	—	192	—	803
Equipment sales and other	3,932	2,990	8,045	5,875

Total revenues	$51,498	$49,939	$103,762	$100,820

Operating income	$(2,588)	$(2,001)	$(4,201)	$(2,617)

Consolidated:
Revenues for reportable segments	$315,828	$329,680	$635,799	$657,847
Elimination of intersegment revenues	(4,090)	(3,013)	(7,237)	(5,738)

Consolidated revenues	$311,738	$326,667	$628,562	$652,109

Operating income	$98,338	$26,188	$148,696	$88,373

	As of	As of
	June 30,	December 31,
Assets	2004	2003
Wireline assets	$2,550,118	$2,599,277
Wireless assets	333,347	314,172

Segment assets	$2,883,465	$2,913,449
Elimination of intersegment assets	(328,567)	(292,211)

Consolidated assets	$2,554,898	$2,621,238

18.	Condensed Consolidating Information

The following summarizes the unaudited condensed consolidating financial information as of June 30, 2004 and December 31, 2003 and for the quarters then ended presents the financial position, results of operations and cash flows of (i) the Company as if it had accounted for its subsidiaries using the equity method, (ii) the Guarantor Subsidiary (as defined below); and (iii) the Non-Guarantor Subsidiaries (as defined below) on a combined basis. The consolidation entries eliminate investments in subsidiaries and intercompany balances and transactions.

The Notes are guaranteed by PRTC (the “Guarantor Subsidiary”), a wholly-owned subsidiary of the Company, but not guaranteed by the Company’s other subsidiaries, Coqui.net, PRTLD and Datacom (the “Non-Guarantor Subsidiaries”). The guarantee by the Guarantor Subsidiary is full and unconditional.

Condensed Consolidating Balance Sheets
June 30, 2004
(In thousands)

		Guarantor	Non-Guarantor		Total
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9	$66,341	$12,657	$—	$79,007
Intercompany accounts receivable	1,070,237	84,117	43,522	(1,197,876)	—
Accounts receivable, net	—	272,811	(54)	—	272,757
Deferred income tax	718	30,237	31	—	30,986
Inventory and supplies, net	—	17,867	—	—	17,867
Prepaid expenses	—	26,513	1,194	—	27,707

Total current assets	1,070,964	497,886	57,350	(1,197,876)	428,324
PROPERTY, PLANT AND EQUIPMENT, net	—	1,483,955	10,826	—	1,494,781
GOODWILL AND OTHER INTANGIBLES, net	—	289,814	24,642	—	314,456
DEFERRED INCOME TAX	—	208,868	(602)	—	208,266
INVESTMENT IN SUBSIDIARIES	634,576	—	—	(634,576)	—
OTHER ASSETS	9,340	107,442	(1)	(7,710)	109,071

TOTAL ASSETS	$1,714,880	$2,587,965	$92,215	$(1,840,162)	$2,554,898

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$60,000	$60,129	$—	$(60,000)	$60,129
Intercompany accounts payable	73,537	271,937	32,257	(377,731)	—
Other current liabilities	6,461	161,119	5,489	—	173,069

Total current liabilities	139,998	493,185	37,746	(437,731)	233,198
LONG-TERM DEBT, excluding current portion	768,475	763,007	—	(762,859)	768,623
OTHER NON-CURRENT LIABILITIES	—	737,422	—	(4,996)	732,426

Total liabilities	908,473	1,993,614	37,746	(1,205,586)	1,734,247

MINORITY INTEREST	—	—	—	14,244	14,244

SHAREHOLDERS’ EQUITY:
Common stock, Additional paid in capital and Treasury stock	703,884	485,301	41,143	(526,444)	703,884
Deferred ESOP compensation	(26,153)	—	—	—	(26,153)
Retained earnings	230,061	210,435	13,326	(223,761)	230,061
Accumulated other comprehensive loss	(101,385)	(101,385)	—	101,385	(101,385)

Total shareholders’ equity	806,407	594,351	54,469	(648,820)	806,407

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,714,880	$2,587,965	$92,215	$(1,840,162)	$2,554,898

Condensed Consolidating Balance Sheets
December 31, 2003
(In thousands)

		Guarantor	Non-Guarantor		Total
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$12,438	$9,294	$—	$21,732
Intercompany accounts receivable	1,059,752	85,610	40,608	(1,185,970)	—
Accounts receivable, net	1	287,193	53	—	287,247
Deferred income tax	—	26,158	—	—	26,158
Inventory and supplies, net	—	21,202	—	—	21,202
Prepaid expenses	—	34,489	766	—	35,255

Total current assets	1,059,753	467,090	50,721	(1,185,970)	391,594
PROPERTY, PLANT AND EQUIPMENT, net	—	1,546,503	11,743	—	1,558,246
GOODWILL AND OTHER INTANGIBLES, net	—	291,362	24,701	—	316,063
DEFERRED INCOME TAX	—	247,276	(482)	—	246,794
INVESTMENT IN SUBSIDIARIES	570,870	—	—	(570,870)	—
OTHER ASSETS	12,633	105,390	(2)	(9,480)	108,541

TOTAL ASSETS	$1,643,256	$2,657,621	$86,681	$(1,766,320)	$2,621,238

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$59,500	$59,729	$—	$(59,500)	$59,729
Intercompany accounts payable	73,844	233,531	29,399	(336,774)	—
Other current liabilities	6,574	200,512	6,394	—	213,480

Total current liabilities	139,918	493,772	35,793	(396,274)	273,209
LONG-TERM DEBT, excluding current portion	801,987	792,987	—	(792,839)	802,135
OTHER NON-CURRENT LIABILITIES	—	837,855	—	(6,337)	831,518

Total liabilities	941,905	2,124,614	35,793	(1,195,450)	1,906,862

MINORITY INTEREST	—	—	—	13,025	13,025

SHAREHOLDERS’ EQUITY:
Common stock, Additional paid in capital and Treasury stock	703,884	485,591	41,143	(526,734)	703,884
Deferred ESOP compensation	(26,153)	—	—	—	(26,153)
Subscription receivable	(39,515)	—	—	—	(39,515)
Retained earnings	164,520	148,801	9,745	(158,546)	164,520
Accumulated other comprehensive loss	(101,385)	(101,385)	—	101,385	(101,385)

Total shareholders’ equity	701,351	533,007	50,888	(583,895)	701,351

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,643,256	$2,657,621	$86,681	$(1,766,320)	$2,621,238

Condensed Consolidating Statements of Operations
For the three months ended June 30, 2004
(In thousands)

		Guarantor	Non-Guarantor		Total
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
REVENUES:
Local services	$—	$131,640	$8,556	$(3,130)	$137,066
Long distance services	—	25,497	8,283	(23)	33,757
Access services	—	75,018	—	(1,740)	73,278
Cellular services	—	47,620	—	—	47,620
Paging services	—	—	—	—	—
Directory and other services and sales	—	22,474	—	(2,457)	20,017

Total revenues	—	302,249	16,839	(7,350)	311,738

OPERATING COSTS AND EXPENSES:
Labor and benefits	—	91,852	834	—	92,686
Other operating expenses	178	48,789	13,190	(7,350)	54,807
Early retirement provision	—	—	—	—	—
Depreciation and amortization	—	65,341	566	—	65,907

Total operating costs and expenses	178	205,982	14,590	(7,350)	213,400

OPERATING INCOME	(178)	96,267	2,249	—	98,338

OTHER INCOME (EXPENSE), NET	53,263	(10,543)	111	(53,921)	(11,090)

INCOME (LOSS) BEFORE INCOME TAX EXPENSE	53,085	85,724	2,360	(53,921)	87,248
INCOME TAX EXPENSE (BENEFIT)	(70)	33,171	992	—	34,093

NET INCOME (LOSS)	$53,155	$52,553	$1,368	$(53,921)	$53,155

Condensed Consolidating Statements of Operations
For the three months ended June 30, 2003
(In thousands)

		Guarantor	Non-Guarantor		Total
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
REVENUES:
Local services	$—	$142,684	$7,241	$(2,425)	$147,500
Long distance services	—	25,253	8,601	(36)	33,818
Access services	—	79,040	—	(1,166)	77,874
Cellular services	—	46,575	—	—	46,575
Paging services	—	192	—	—	192
Directory and other services and sales	—	22,168	—	(1,460)	20,708

Total revenues	—	315,912	15,842	(5,087)	326,667

OPERATING COSTS AND EXPENSES:
Labor and benefits	—	99,337	778	—	100,115
Other operating expenses	—	128,810	10,608	(5,087)	134,331
Voluntary separation and retirement provision	—	3,257	—	—	3,257
Depreciation and amortization	—	62,028	748	—	62,776

Total operating costs and expenses	—	293,432	12,134	(5,087)	300,479

OPERATING INCOME	—	22,480	3,708	—	26,188

OTHER INCOME (EXPENSE), net	8,268	(13,221)	54	(8,665)	(13,564)

INCOME BEFORE INCOME TAX EXPENSE	8,268	9,259	3,762	(8,665)	12,624
INCOME TAX EXPENSE	—	2,820	1,536	—	4,356

NET INCOME	$8,268	$6,439	$2,226	$(8,665)	$8,268

Condensed Consolidating Statements of Operations
For the six months ended June 30, 2004
(In thousands)

		Guarantor	Non-Guarantor		Total
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
REVENUES:
Local services	$—	$262,623	$16,788	$(6,277)	$273,134
Long distance services	—	52,757	19,779	(42)	72,494
Access services	—	150,334	—	(3,753)	146,581
Cellular services	—	95,457	—	—	95,457
Directory and other services and sales	—	45,487	—	(4,591)	40,896

Total revenues	—	606,658	36,567	(14,663)	628,562

OPERATING COSTS AND EXPENSES:
Labor and benefits	—	190,511	1,670	—	192,181
Other operating expenses	178	143,445	26,705	(14,663)	155,665
Early retirement provision	—	1,635	—	—	1,635
Depreciation and amortization	—	129,252	1,133	—	130,385

Total operating costs and expenses	178	464,843	29,508	(14,663)	479,866

OPERATING INCOME	(178)	141,815	7,059	—	148,696
OTHER INCOME (EXPENSE), net	77,211	(20,296)	173	(78,429)	(21,341)

INCOME BEFORE INCOME TAX	77,033	121,519	7,232	(78,429)	127,355
INCOME TAX EXPENSE (BENEFIT)	(894)	47,504	2,818	—	49,428

	$77,927	$74,015	$4,414	$(78,429)	$77,927

Condensed Consolidating Statements of Operations
For the six months ended June 30, 2003
(in thousands)

		Guarantor	Non-Guarantor		Total
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
REVENUES:
Local services	$—	$282,797	$14,330	$(4,589)	$292,538
Long distance services	—	49,798	16,945	(63)	66,680
Access services	—	162,027	—	(2,298)	159,729
Cellular services	—	94,029	—	—	94,029
Paging services	—	803	—	—	803
Directory and other services and sales	—	41,167	—	(2,837)	38,330

Total revenues	—	630,621	31,275	(9,787)	652,109

OPERATING COSTS AND EXPENSES:
Labor and benefits	—	201,420	1,592	—	203,012
Other operating expenses	—	222,490	20,042	(9,787)	232,745
Voluntary separation and retirement provision	—	4,700	—	—	4,700
Depreciation and amortization	—	121,827	1,452	—	123,279

Total operating costs and expenses	—	550,437	23,086	(9,787)	563,736

OPERATING INCOME	—	80,184	8,189	—	88,373
OTHER INCOME (EXPENSE), net	99,207	(22,658)	94	(100,037)	(23,394)

INCOME BEFORE INCOME TAX	99,207	57,526	8,283	—	64,979
INCOME TAX EXPENSE	—	21,113	3,188	(100,037)	24,301

INCOME BEFORE CUMULATIVE EFFECT	99,207	36,413	5,095	(100,037)	40,678
CUMULATIVE EFFECT OF ACCOUNTING CHANGE, net of income tax of $40,672	—	58,529	—	—	58,529

NET INCOME	$99,207	$94,942	$5,095	$(100,037)	$99,207

Condensed Consolidating Statements of Cash Flows
For the six months ended June 30, 2004
(In thousands)

		Guarantor	Non-Guarantor	Total
	Parent	Subsidiary	Subsidiaries	Consolidated
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:	$(1,934)	$110,413	$3,377	$111,856

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, including removal costs	—	(66,120)	(13)	(66,133)
Proceeds from sale of building	—	930	—	930
Net salvage on retirements	—	203	(1)	202

Net cash used in investing activities	—	(64,987)	(14)	(65,001)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contribution	40,000	—	—	40,000
Net repayments of short-term debt, including capital leases	(29,480)	(100)	—	(29,580)
Borrowings/(repayment) intercompany loans	(8,577)	8,577	—	—

Net cash provided by financing activities	1,943	8,477	—	10,420

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9	53,903	3,363	57,275
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	12,438	9,294	21,732

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$9	$66,341	$12,657	$79,007

Condensed Consolidating Statements of Cash Flows
For the six months ended June 30, 2003
(in thousands)

		Guarantor	Non-Guarantor	Total
	Parent	Subsidiary	Subsidiaries	Consolidated
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:	$(201)	$152,089	$1,146	$153,034

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, including removal costs	—	(69,049)	(286)	(69,335)
Net salvage on retirements	—	364	(181)	183
Proceeds from sale of building	—	6,000	—	6,000

Net cash used in investing activities	—	(62,685)	(467)	(63,152)

CASH FLOWS FROM FINANCING ACTIVITIES:
Due to Parent Company	—	—	—	—
Capital contribution	40,000	—	—	40,000
Net repayments of short-term debt, including capital leases	(75,682)	(101)	—	(75,783)
Borrowings of long-term debt	—	—	—	—
Dividends paid	(68,125)	—	—	(68,125)
Borrowings/(repayments) intercompany loans	103,994	(103,994)	—	—
Cash transferred from an affiliate	—	—	—	—

Net cash provided by (used in) financing activities	187	(104,095)	—	(103,908)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(14)	(14,691)	679	(14,026)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1	27,009	6,657	33,667

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$(13)	$12,318	$7,336	$19,641

19.	Contingencies and Regulatory and Other Matters

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

In September 2003, the Company established a pre-tax reserve of $73 million, including interest, for the end-user and AT&T refund referred to in the TRB Resolution and Order of February 28, 2002. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Regulatory and Other Matters – Intra-Island Long Distance Access Rate Dispute” for more information regarding the TRB Resolution and Order of February 28, 2002. In November 2003, the Company proposed, and two members of the TRB indicated their support for, a plan to revise the Board’s end-user refund order and end the dispute over this issue. As a result, the 2003 cash flow impact was a reduction of $16 million to the pre-tax reserve. After a hearing in June 2004, the TRB terminated a stay it had issued and allowed the Company to continue to implement an integrated plan subject to certain customer information and data collection requirements relating to the impact of the plan on measured service customers. As a result, the Company reduced the pre-established reserve to $14 million, which is associated with the anticipated single line credit planned for 2005.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     We are the largest telecommunications service provider in Puerto Rico and the seventh largest local exchange carrier in the United States as measured by access lines in service. Wireline service, which has been provided since 1914, is marketed under the PRT brand. At June 30, 2004, we had approximately 1.2 million access lines in service, including 909,000 residential and 285,000 business lines. Since November 2001, we have been marketing our cellular service under the Verizon Wireless brand as part of a strategy to align our product and service offerings with those of Verizon Wireless in the United States.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     In this report, the Company makes forward-looking statements. These statements are based on the Company’s estimates and assumptions and are subject to certain risks and uncertainties. Forward-looking statements include information concerning possible or assumed future results of operations, as well as those statements preceded or followed by the words “anticipates,” “believes,” “estimates,” “expects,” “hopes,” “targets” or similar expressions.

     Future results could be affected by subsequent events and could differ materially from those expressed in the forward-looking statements. If future events and actual performance differ from the Company’s assumptions, the actual results could vary significantly from the performance projected in the forward-looking statements.

     The following important factors could affect future results and could cause those results to differ materially from those expressed in the forward-looking statements: (1) materially adverse changes in economic conditions in Puerto Rico, including new legislation; (2) material changes in available technology; (3) the final resolution of regulatory initiatives and proceedings, including arbitration proceedings pertaining to, among other matters, the terms of interconnection, access charges, universal service, unbundled network elements and resale rates; (4) changes in the Company’s accounting assumptions that may be required by regulatory agencies, including the SEC, or that result from changes in the accounting rules or their application, which could result in an impact on earnings; and (5) the extent, timing, success and overall effects of competition from others in the Puerto Rico telecommunications service industry.

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

Deferred Taxes

     The Company uses an asset and liability approach in accounting for income taxes in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes.” Deferred tax assets and liabilities are recognized for temporary differences between the way certain income and expense items are reported for financial reporting purposes and for tax purposes.

     The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period in which such determination was made. Likewise, should the Company determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

     As provided by law, the Puerto Rico Treasury Department is currently conducting an ordinary audit of our corporate income tax returns. We do not expect the results of this audit to have a material impact on the Company’s financial condition and result of operations.

Property, Plant and Equipment and Depreciation

     Property, plant and equipment is stated at original cost, plus interest on funds borrowed to finance capital additions. Repair and maintenance costs are expensed as incurred. Depreciable property disposed of in the ordinary course of business, less any salvage value, is charged to accumulated depreciation with no gain or loss recognized. Gains or losses from the sale of land are recorded in the Company’s consolidated statement of operations.

     The Company’s depreciation expense is based on the composite group remaining life method using straight-line composite rates. This method provides for the recognition of the cost of the remaining net investment in telephone plant over the remaining asset lives. This method also requires a periodic evaluation of the average remaining useful lives related to the expected recoverability of the carrying value of assets based on changes in technology, environmental factors, the federal and local regulatory environment, industry and other competitive forces. Effective July 1, 2002, the Company revised its accounting estimates relating to depreciation based on a detailed review of the lives underlying the depreciation rates. The depreciation rate revisions reflect expected useful lives resulting from the impact of technology and future competition and more closely approximate the assumptions used by other telephone companies. These revisions resulted in a decrease in depreciation expense of approximately $12 million for the year ended December 31, 2003. The Company is currently undergoing its periodic review of plant useful lives estimates. See Note 5 to the unaudited condensed consolidated financial statements for further details.

RESULTS OF OPERATIONS

     The Company has two reportable segments, Wireline and Wireless. See Note 17 to the unaudited condensed consolidated financial statements for additional information on the Company’s segments. Reclassifications of prior period’s data have been made to conform to the current period’s presentation.

     The Wireline segment consists of:

•	Local services, including basic voice, telephone and telecommunications equipment rentals, value-added services, high-speed private line services, Internet access and public phone service;

•	Long distance services including direct dial on-island and off-island, operator assisted calls, prepaid calling card and high-speed private line services;

•	Access services to long distance carriers, competitive local exchange carriers, and cellular and paging operators to originate and terminate calls on the Company’s network;

•	Directory publishing rights services; and

•	Telecommunication equipment sales and billing and collection services to competing long distance operators in Puerto Rico.

     The Wireless segment consists of:

•	Cellular services; and

•	Wireless equipment sales.

REVENUES

	Three Months Ended June 30,				Six Months Ended June 30,
	2004		2003		2004		2003
	(In millions)				(In millions)
WIRELINE:
Local	$137	44%	$148	45%	$273	43%	$293	45%
Network Access	73	23	78	24	147	23	160	25
Long Distance	34	11	34	11	72	12	67	10
Directory and Other	16	6	17	5	33	5	32	5

Total Wireline	260	84%	277	85%	525	83%	552	85%

WIRELESS:
Postpaid Cellular	42	13	40	12	85	14	80	12
Prepaid Cellular	6	2	7	2	11	2	14	2

Total Cellular	48	15	47	14	96	16	94	14
Wireless Equipment	4	1	3	1	8	1	6	1

Total Wireless	52	16%	50	15%	104	17%	100	15%

Revenues	$312	100%	$327	100%	$629	100%	$652	100%

EXPENSES AND CHARGES

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(In millions)		(In millions)
WIRELINE:
Labor and benefits	$86	$92	$177	$187
Other operating expenses	25	105	98	174

Total Wireline	111	197	275	361

WIRELESS:
Labor and benefits	7	8	15	16
Other operating expenses	29	31	58	59

Total Wireless	36	39	73	75

OPERATING COSTS AND EXPENSES	147	236	348	436

OTHER:
Voluntary separation and retirement provision	—	3	2	5
Depreciation and amortization	66	63	130	123
Interest expense and others	11	14	22	24
Equity income in joint venture	(1)	(1)	(1)	(1)
Minority interest in consolidated subsidiary	1	—	1	1
Income tax (benefit) expense	34	4	49	24
Cumulative effect of accounting change	—	—	—	(59)

Net income	$53	$8	$78	$99

OPERATING DATA

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Access Lines in Service (000’s):
Residential	909	953	909	953
Business	285	297	285	297

Total	1,194	1,250	1,194	1,250
Cellular Customers (000’s):
Postpaid	246	233	246	233
Prepaid	103	120	103	120

Total	349	353	349	353

Postpaid Cellular Average Revenue Per Unit (ARPU)	$49	$53	$50	$52
Prepaid Cellular ARPU	17	19	16	20
Combined Cellular ARPU	40	41	39	41

QUARTER ENDED JUNE 30, 2004 COMPARED WITH QUARTER ENDED JUNE 30, 2003

   REVENUES. Revenues for the quarter ended June 30, 2004 decreased $15 million, or 5%, to $312 million from $327 million for the same period in 2003.

     WIRELINE:

     Wireline revenues include local service, network access, long distance, directory and other revenues. Wireline revenues for the quarter ended June 30, 2004 decreased $17 million, or 7%, to $260 million from $277 million for the same period in 2003.

     Local service revenues include revenues from basic voice, telephone and telecommunications equipment rental, value-added services, high-speed private line services, Internet access, and public phone service. Local service revenues for the quarter ended June 30, 2004 decreased $11 million, or 8%, to $137 million from $148 million for the comparable 2003 period. The decrease is due to decreased revenues from local voice services of $10 million and decreased revenues from local data services of $1 million. The decrease in revenues from local voice services was driven by a decrease in revenues from basic voice services of $10 million mainly due to lower access lines. The decrease in local data services was driven by a decrease in high speed special services of $2 million due to a rate reduction, which was partially offset by an increase in Internet access revenues of $1 million due to an increase in internet customers.

     Network access revenues include revenues from services provided to long distance carriers, competitive local exchange carriers, and cellular and paging operators to originate and terminate calls on our network. These revenues for the quarter ended June 30, 2004 decreased $5 million, or 7%, to $73 million compared to $78 million for the same 2003 period. The decrease was driven by a decrease in intra-island access revenues of $7 million due to the implementation of the first, second and third phase rate reduction required by the TRB in its Resolution and Order issued on February 28, 2002 (the “February 2002 Order”), which was offset in part by an increase in off-island switching revenues of $2 million. See “Regulatory and Other Matters – Intra-Island Long Distance Access Rate Dispute”

     Long distance revenues include direct dial on-island and off-island, operator-assisted calls, prepaid calling cards and on-island private line long distance revenues. Long distance revenues for the quarter ended June 30, 2004 of $34 million remained constant compared to the same period in 2003.

     Directory and other revenues include revenues from directory publishing rights, telecommunication equipment sales and billing and collection services provided to competing long distance operators in Puerto Rico. Directory and other revenues for the quarter ended June 30, 2004 decreased $1 million, or 6%, to $16 million from $17 million for the same period in 2003 due to a decrease in revenues from wireline equipment sales of $1 million.

     WIRELESS:

     Revenues from cellular services and related equipment sales for the three months ended June 30, 2004 increased $2 million, or 4%, to $52 million from $50 million for the comparable 2003 period.

     Cellular service revenues for the quarter ended June 30, 2004 increased $1 million, or 2%, to $48 million from $47 million for the same period in 2003. The increase was primarily the result of an increase of 13,000 post paid cellular customers for the second quarter of 2004 compared to the same period in 2003 due to attractive price plans and the implementation of marketing strategies to align the Company’s product and service offerings with those of Verizon Wireless in the United States.

     Revenues from wireless equipment sales increased $1 million, or 33%, to $4 million for the quarter ended June 30, 2004 from $3 million for the comparable 2003 period. This increase is a result of postpaid contract renewals.

     OPERATING COSTS AND EXPENSES. Operating costs and expenses for the quarter ended June 30, 2004 decreased $89 million, or 38%, to $147 million from $236 million reported for the same period in 2003.

     WIRELINE:

     Wireline expenses for the quarter ended June 30, 2004 decreased $86 million, or 44%, to $111 million from $197 million for the same period in 2003.

     Labor and benefit expenses for the quarter ended June 30, 2004 decreased $6 million, or 7%, to $86 million from $92 million for the same period in 2003, which was due to a decrease in salary expense of $4 million and a decrease in expatriate expenses of $1 million resulting from a headcount reduction for the quarter ended June 30, 2004 compared to the same period in 2003 and a decrease in contractor expenses of $1 million as part of cost-containment initiatives.

     Other operating expenses for the quarter ended June 30, 2004, decreased $80 million, or 77%, to $25 million from $105 million for the same period in 2003. The decrease was primarily due to $29 million associated with the write-off of the billing software system abandoned by the Company and recognized for the quarter ended June 30, 2003, the partial reversal of $43 million of the pre-tax reserve for the end-user and AT&T refund referred to in the February 2002 Order, a decrease in management fees of $4 million as the Verizon Management and Technology License Agreement expired on March 2, 2004 and a decrease in bad debt expense of $2 million. See “-Regulatory and Other Matters – Intra-Island Long Distance Access Rate Dispute.”

     WIRELESS:

     Wireless expenses for the quarter ended June 30, 2004 decreased $3 million, or 8%, to $36 million from $39 million for the same period in 2003.

     Labor and benefit expenses for the quarter ended June 30, 2004 decreased $1 million, or 13%, to $7 million from $8 million for the same period in 2003, which was due to a decrease in salary expenses and expatriate expenses of $1 million resulting from a headcount reduction for the quarter ended June 30, 2004 compared to the same period in 2003.

     Other operating expenses for the quarter ended June 30, 2004 decreased $2 million, or 7%, to $29 million from $31 million for the comparable 2003 period. The decrease was due to a decrease in management fees of $1 million due to the expiration of the Verizon Management and Technology License Agreement on March 2, 2004 and a decrease in cellular roaming expense of $1 million.

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

     DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense of $66 million for the quarter ended June 30, 2004 was $3 million higher than for the comparable 2003 period. The increase in depreciation and amortization expense is mainly due to an increase in depreciation expense related to the TDMA and CDMA networks resulting from the 2003 management decision to migrate in 2004 all TDMA clients to the CDMA and an increase in software amortization expense.

     INTEREST EXPENSE. Interest expense of $11 million for the quarter ended June 30, 2004 was $3 million lower than for the comparable 2003 period due to a decrease in capitalized interest of $3 million associated with the write-off of the billing software system which was abandoned by the Company and recognized for the quarter ended June 30, 2003.

     EQUITY INCOME FROM JOINT VENTURE. Equity income from joint venture for the quarter ended June 30, 2004 remianed constant at $1 million in comparison with the same period in 2003. This equity income was generated from our 24% interest in VISI, the largest yellow page publishing company in Puerto Rico.

     INCOME TAXES. A $34 million tax provision for the quarter ended June 30, 2004 reflects a 39% effective and statutory tax rate.

SIX MONTHS ENDED JUNE 30, 2004 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2003.

   REVENUES. Revenues for the six months ended June 30, 2004 decreased $23 million, or 4%, to $629 million from $652 million for the same period in 2003.

     WIRELINE:

     Wireline revenues include local service, network access, long distance, directory and other revenues. Wireline revenues for the six months ended June 30, 2004 decreased $27 million, or 5%, to $525 million from $552 million for the same period in 2003.

     Local service revenues include revenues from basic voice, telephone and telecommunications equipment rental, value-added services, high-speed private line services, Internet access, and public phone service. Local service revenues for the six months ended June 30, 2004 decreased $20 million, or 7%, to $273 million from $293 million for the same period in 2003. The decrease was driven by a decrease in revenues from basic voice services of $20 million mainly due to 5% fewer access lines.

     Network access revenues include revenues from services provided to long distance carriers, competitive local exchange carriers, and cellular and paging operators to originate and terminate calls on our network. These revenues for the six months ended June 30, 2004 decreased $13 million, or 9%, to $147 million compared to $160 million for the same period in 2003. The decrease was driven by a decrease in intra-island access revenues of $12 million due to the implementation of the first, second and third phase of the rate reductions required by the TRB in the February 2002 Order.

     Long distance revenues include direct dial on-island and off-island, operator-assisted calls, prepaid calling cards and on-island private line long distance revenues. Long distance revenues for the six months ended June 30, 2004 increased $5 million, or 8%, to $72 from $67 million for the same 2003 period. The increase was due to an increase in on-island private line revenues of $6 million resulting from an increase in the client base, which was partially offset by a decrease in intra-island long distance revenues of $1 million due to a decrease in operator services revenue.

     Directory and other revenues include revenues from directory publishing rights, telecommunication equipment sales and billing and collection services provided to competing long distance operators in Puerto Rico. Directory and other revenues for the six months ended June 30, 2004 increased $1 million, or 4%, to $33 million from $32 million for same period in 2003. The increase was mainly due to an increase in revenues from other services of $3 million due to an increase in unbundled network services, which was offset in part by a decrease in revenues from billing and collection services of $1 million and a decrease in revenues from wireline equipment sales of $1 million.

     WIRELESS:

     Revenues from cellular services and related equipment sales for the six months ended June 30, 2004 increased $4 million, or 4%, to $104 million from $100 million for the comparable 2003 period. Cellular service revenues for the six months ended June 30, 2004 increased $2 million, or 3%, to $96 million from $94 million for the same period in 2003. This increase was primarily the result of an increase of 13,000 post paid cellular customers for the six months ended June 30, 2004 compared to the same period in 2003 due to attractive price plans and the implementation of marketing strategies to align the Company’s product and service offerings with those of Verizon Wireless in the United States.

     Revenues from wireless equipment sales increased $2 million, or 34%, to $8 million for the six months ended June 30, 2004 from $6 million for the comparable 2003 period. This increase is a result of postpaid contract renewals.

   OPERATING COSTS AND EXPENSES. Operating costs and expenses for the six months ended June 30, 2004 decreased $88 million, or 21%, to $348 million from $436 million for the same period in 2003.

     WIRELINE:

     Wireline expenses for the six months ended June 30, 2004 decreased $86 million, or 24%, to $275 million from $361 million for the same period in 2003.

     Labor and benefit expenses for the six months ended June 30, 2004 decreased $10 million, or 6%, to $177 million from $187 million for the same period in 2003, which was due to a decrease in salary expenses of $6 million and a decrease in expatriate expenses of $2 million as a result of a headcount reduction for the six months ended June 30, 2004 compared with the same period in 2003 and a decrease in contractor expenses of $2 million as part of cost-containment initiatives.

     Other operating expenses for the six months ended June 30, 2004 decreased $76 million, or 44%, to $98 million from $174 for the same 2003 period. The decrease was due to the $29 million associated with the write-off of the billing software system which was abandoned by the Company and recognized for the six months ended June 30, 2003, the partial reversal of $43 million of the pre-tax reserve for the end-user and AT&T refund referred to in the February 2002 Order and a decrease in management fees of $7 million as the Verizon Management and Technology License Agreement expired on March 2, 2004. See "-Regulatory and Other Matters – Intra-Island Long Distance Access Rate Dispute.” These decreases were partially offset by higher interconnection charges of $5 million due to higher traffic.

     WIRELESS:

     Wireless expenses for the six months ended June 30, 2004, decreased $2 million, or 3%, to $73 million from $75 million for the same period in 2003.

     Labor and benefit expenses for the six months ended June 30, 2004 decreased $1 million, or 7%, to $15 million from $16 million for the same period in 2003, which was due to a decrease in salary expenses, expatriate expenses and sick day payouts and disability expenses of $1 million as a result of a headcount reduction for the six months ended June 30, 2004 compared with the same period in 2003.

     Other operating expenses for the six months ended June 30, 2004 decreased $1 million, or 2%, to $58 million from $59 million for the comparable 2003 period. The decrease was due to lower commission expenses of $1 million.

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

     DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense of $130 million for the six months ended June 30, 2004 was $7 million higher than for the comparable 2003 period. The increase in depreciation and amortization expense is mainly due to an increase in depreciation expense related to the TDMA and CDMA networks that resulted from the 2003 management decision to migrate in 2004 all TDMA clients to the CDMA and an increase in software amortization.

     INTEREST EXPENSE. Interest expense of $22 million for the six months ended June 30, 2004 was $2 million lower than for the same 2003 period due to a decrease in capitalized interest of $3 million associated with the write-off of the billing software system which was abandoned by the Company and recognized for the six months ended June 30, 2003.

     EQUITY INCOME FROM JOINT VENTURE. Equity income from joint venture for the six months ended June 30, 2004, remained constant at $1 million in comparison with the the same period in 2003. This equity income was generated from our 24% interest in VISI, the largest yellow page publishing company in Puerto Rico.

     MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY. The $1 million minority interest included in the Company’s results of operations for the six months ended June 30, 2004 reflects the 33% interest in Coqui.net, which is held by Popular, Inc., one of our shareholders.

     INCOME TAXES. A $49 million tax provision for the six months ended June 30, 2004 reflects a 38.6% effective tax rate. The difference between the effective and the statutory tax rate of 39% equates to $2 million, primarily reflecting permanent differences related to recognition of equity income from the joint venture and amortization of tax deductible goodwill.

     CUMULATIVE EFFECT OF ACCOUNTING CHANGE. Under the provisions of SFAS No. 143, we are required to exclude costs of removal from our depreciation rates for assets for which the removal costs exceed salvage value. Accordingly, in connection with the initial adoption of this standard on January 1, 2003, we have reversed accrued costs of removal in excess of salvage value from our accumulated depreciation accounts for these assets. The adjustment was recorded as a cumulative effect of an accounting change, resulting in the recognition of an estimated gain of $117 million ($71 million after-tax). Effective January 1, 2003, we began expensing costs of removal in excess of salvage value for these assets in the period in which they are incurred.

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

LIQUIDITY AND CAPITAL RESOURCES

CONSOLIDATED FINANCIAL CONDITION

SIX MONTHS ENDED JUNE 30, 2004 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2003

	Six Months Ended June 30,
	2004	2003	Change
	(in Millions)
Net cash provided by (used in):
Operations	$112	$153	$(41)
Investing	(65)	(63)	(2)
Financing	10	(104)	114

OVERALL LIQUIDITY ASSESSMENT

     The Company believes that cash provided by operations is sufficient to meet its working capital needs. At June 30, 2004, current assets exceeded current liabilities by $195 million. We believe our sources of funds, from operations and from readily available external financing arrangements, are sufficient to meet ongoing requirements related to operating, financing and investing activities. We expect that presently foreseeable capital requirements will continue to be financed through internally generated funds.

     In March 2004, the Company’s $400 million bank note credit facility matured. On March 2, 2004, the Company entered into a new unsecured, undrawn $360 million 364-day revolving credit facility which matures in March 2005, as well as an undrawn $40 million working capital credit facility which matured in June 2004. In June 2004, the Company renewed the $40 million working capital credit facility with a maturity date of June 30, 2005. See Note 13 to the unaudited condensed consolidated financial statements for more detailed information.

OPERATIONS

     Net cash provided by operating activities continued to be our primary source of funds. For the six months ended June 30, 2004, net cash provided by operating activities was $112 million compared to $153 million for the same period in 2003. The $41 million decrease was primarily due to a $8 million in collections under interconnection agreements, a $20 million increase in pension plan contributions due to the implementation of management’s strategy to fully fund the pension plans, a $3 million increase in early retirement and voluntary separation program payments and a $26 million decrease in collections directly associated with the decrease in revenues due to fewer access lines, which was offset in part by a $17 million decrease in income tax payments related to the increase in pension funding.

INVESTING

     Net cash used in investing activities for the six months ended June 30, 2004 was $65 million compared to $63 million for the same period in 2003. The $2 million increase in cash used in investing activities was due to a $5 million decrease in proceeds from the sale of buildings and a $3 million decrease in capital expenditures and costs of removal as a result of decreased spending on specific software projects, as well as a general decrease in spending as the Company aligned its capital spending with softening demand for new wireline service.

     We have invested approximately $1.2 billion from the date of the Acquisition through June 30, 2004 to expand and enhance our networks. Our planned capital expenditures for 2004 are approximately $160 million, which we expect to finance with internally generated funds.

FINANCING

     Net cash provided by financing activities for the six months ended June 30, 2004 was $10 million, while net cash used in financing activities for the same period in 2003 was $104 million. We reduced outstanding debt, including capital leases by $30 million for the six months ended June 30, 2004 and $76 million for the same period in 2003. Borrowings under term credit facilities, working capital facilities and commercial paper decreased from $153 million at December 31, 2003 to $123 million at June 30, 2004 and from $323 million at December 31, 2002 to $247 million at June 30, 2003.

     In the Acquisition, PRTA agreed to contribute cash or stock worth a total of $200 million as a capital contribution in five equal $40 million installments over five years beginning on March 2, 2000 to partially fund its underfunded pension and other post-employment benefit obligations. In March 2004, the Company received the fifth and final $40 million installment in cash from PRTA. See Note 15 to the unaudited condensed consolidated financial statements for more information.

     The shareholders’ agreement requires the payment of dividends equal to at least 50% of our consolidated net income, payable quarterly to the extent that funds are legally available therefore. For the six months ended June 30, 2004, the Company did not pay any dividends. In the first quarter of 2004, however, the Company declared dividends in the amount of $12 million, which were not paid until July 2004. For the six months ended June 30, 2003, the Company paid dividends in the amount of $68 million, which were declared in the first quarter of 2003 and the fourth quarter of 2002. The senior notes indentures and credit facility agreements do not contain restrictions on the payment of dividends.

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

CONTRACTUAL OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS

     The following table provides a summary of our contractual obligations and commercial commitments at June 30, 2004. Additional detail about these items is included in the notes to the unaudited consolidated financial statements.

Contractual Obligations &
Other Commercial Commitments:	Payments Due In Period
	(Dollars in Millions)
	Total	2004	2005	2006	2007	2008	Thereafter
Long Term Debt, including interest rate swap	$705	$—	$—	$405	$—	$—	$300
Term Credit Facilities	123	—	123	—	—	—	—
Pension Benefit Obligations	423	153	141	89	32	8	—
Operating Leases	47	12	10	7	4	2	12

Total	$1,298	$165	$274	$501	$36	$10	$312

REGULATORY AND OTHER MATTERS

REGULATORY AND COMPETITIVE TRENDS

     Regulatory activity at the federal and local levels has been primarily directed at meeting challenges in maintaining support for local exchange rates and Universal Service while affecting the rate rebalancing and regulatory restructuring required by an increasingly competitive environment. Among the issues generating regulatory activity are: local number portability requirements, interconnection agreements, the FCC’s triennial review and the elimination of reverse toll billing.

     We continued to meet the wholesale requirements of new competitors and have signed agreements with wireless and wireline carriers. These agreements permit them to purchase unbundled network elements, to resell retail services, and to interconnect their networks with ours.

INTRA-ISLAND LONG DISTANCE ACCESS RATE DISPUTE

     On February 28, 2002, the TRB issued the February 2002 Order with respect to the reconsideration requested by the Company of the TRB’s October 10, 2001 order to reduce the access rates the Company charges to long distance carriers to originate and terminate intra-island long distance calls on the Company’s network.

     The February 2002 Order requires new rates for intra-island access to be implemented through phased-rate reductions over four years. The prospective access rate reductions (on a two-way basis) were ordered to go into effect on April 1st of each year as follows:

     April 2002: From 9.3 cents per minute to 7.9 cents per minute

     April 2003: From 7.9 cents per minute to 6.5 cents per minute

     April 2004: From 6.5 cents per minute to 5.0 cents per minute

     April 2005: From 5.0 cents per minute to 2.1 cents per minute

     The February 2002 Order also requires PRTC to pay a $68 million refund to end-user customers. The TRB calculated this amount based on the difference between the 9.3 cents and 7.9 cents rate for TRB-estimated traffic from the period beginning on April 1, 2000 through March 31, 2002. PRTC was allowed to pay the refund in 12 equal quarterly installments beginning on April 1, 2002. The Company filed with the Puerto Rico Circuit Court of Appeals (the “Court”) an appeal of the February 2002 Order in which the Company alleged that the TRB made errors of law and procedure in its determination of access charges and its order requiring the Company to pay the cash refund. On March 27, 2002, the Court stayed the refund and the rate reduction until the hearing of the appeal.

     On April 2, 2002, AT&T, Sprint and TLD (the “Carriers”) filed a petition with the Court for review of the February 2002 Order, requesting that the Court order the rate reduction without a phase-in period, remand the case back to the TRB, direct the TRB to calculate the refund from the period beginning on April 1997 instead of April 2000, and require that the refund be paid to the Carriers instead of end-user customers.

     The hearing involving oral presentations by the parties was held on February 19, 2003. On April 22, 2003, the parties filed their corresponding post-hearing final briefs submitting the case for adjudication. On August 19, 2003, the Court issued its final decision on the proceeding confirming the February 2002 Order in all respects and rejecting the claims of PRTC and the Carriers. On September 4, 2003, PRTC requested reconsideration of the Court’s determination on the grounds that although the Court correctly described the applicable legal standards, it erred in applying those standards to the facts of the case. On October 2, 2003, the Court denied PRTC’s reconsideration. As a result of the Court’s decision, the Company established a pre-tax reserve of $73 million, including interest, in September 2003 for the end-user and AT&T refund referred to in the February 2002 Order. This reserve is in addition to the reserve established in connection with the stay of the February 2002 Order on Reconsideration issued by the Court.

     On October 30, 2003, the Company filed a petition for a writ for certiorari before the Puerto Rico Supreme Court challenging the $68 million refund portion of the February 2002 Order. The prospective phase down portion of the February 2002 Order was settled with certain major carriers and implementing tariffs were filed with the TRB as discussed below.

     In November 2003, the Company proposed, and two members of the TRB indicated their support for an integrated plan to revise the refund portion of the February 2002 Order and end the dispute over this issue. First, PRTC filed tariffs implementing the reduction in intra-island access charges ordered by the TRB in its February 2002 Order. The composite per minute access rate was reduced from 9.3 cents to 6.5 cents on January 1, 2004 and to 5.0 cents on April 1, 2004, and will decrease to 2.1 cents on April 1, 2005. Second, PRTC agreed to implement a phased reduction in the number of local exchange calling areas from 68 to 10, the first phase of which became effective in February 2004, coupled with the deferred implementation of a flat charge designed to offset the resulting revenue losses. Five of the 10 new calling zones have been implemented, and the remaining five zones will be implemented by the end of October, 2004. Third, the plan included a number of other elements benefiting consumers: elimination of touchtone charges; one-time credits for single line residential customers equal to their basic monthly service rate in December 2003 and June 2005; and a commitment not to raise residential rates through December 2006 without providing certain information to the TRB in advance. While the TRB has indicated their support to these commitments, it has not issued a final resolution and order to terminate the refund provisions in the Order. The plan’s impact on cash flow for 2003 was a reduction of $16 million in the pre-tax reserve associated with the December 2003 single line of credit refund.

     On February 4, 2004, Centennial filed with the Puerto Rico Supreme Court an opposition to PRTC’s petition requesting that the Court hold the case in abeyance until the TRB issued a Resolution and Order confirming the commitments which were negotiated in November 2003. On April 6, 2004, Centennial filed a motion to dismiss the petition, arguing that the settlement between the TRB and PRTC rendered the case moot. In the alternative, Centennial also argued that the TRB lacks jurisdiction to modify the refund portion of the February 2002 Order, pending the petition for certiorari before the Puerto Rico Supreme Court. As such, Centennial claimed that the commitment negotiated in November 2003 with respect to the $68 million refund was null and void. On April 15, 2004, PRTC responded to and opposed Centennial’s filing.

     On April 23, 2004, PRTC and Centennial entered into a settlement agreement relating to PRTC’s petition. On April 29, 2004, PRTC and Centennial jointly filed a motion with the Puerto Rico Supreme Court, providing notice of the settlement. Centennial withdrew its opposition to PRTC’s petition and on April 30, 2004, the Puerto Rico Supreme Court issued a Resolution denying PRTC’s petition for certiorari on the grounds of mootness.

EXTENDED AREA SERVICE (EAS) LOCAL CALLING ZONE DISPUTE

     In December 2003, AT&T and Sprint, (and later TLD) challenged PRTC’s actions in implementing the reduction of calling areas before the TRB, and sought an injunction to further reductions in the number of calling areas. PRTC has opposed the request for the injunction and intends to fulfill its commitments to the TRB. The TRB considered the matter in a hearing which was held on April 28, April 30 and May 3, 2004 and determined that the carriers’ request for injunctive relief should not proceed. The TRB allowed PRTC to implement its EAS Phase IV, which covers Puerto Rico’s east area, as scheduled on May 4, 2004, but ordered a stay to suspend the next pahase of the EAS implementation until an investigation is completed.

     On May 6, 2004, PRTC submitted to the TRB and to the carriers a proposed expedited schedule in an effort to resolve the investigation prior to the next phase of the EAS implementation, which was scheduled for June 7, 2004 and covers Puerto Rico’s metro area. A hearing on the investigation was held on June 2, 2004.

     After the hearing, the TRB terminated the stay it had issued and allowed PRTC to continue to the next phase of the EAS implementation, subject to the satisfaction of certain customer information and data collection requirements relating to the impact of the EAS implementation on measured service customers.

     As a result of the TRB’s determination subsequent to the hearing of June 2, 2004, the Company reduced the reserve originally established on September 2003, mentioned above, to $14 million.

     As of July 2004, the Company has implemented six phases among the major metropolitan areas with the remaining four phases scheduled for completion in 2004.

CARRIER ACCESS BILLING

     During the first and second quarters of 2003, certain carriers made a series of billing claims against the Company regarding tariff interpretation, traffic routing at the network level and misclassification of access traffic for determination of applicable access elements.

     The Company entered into negotiations with the major carriers and settled the billing claims and phased-rate reductions required by the February 2002 Order. The Company does not believe that the impact of these settlements will have a material effect on the Company’s results of operations.

PUBLIC TELEPHONE SERVICE PROVIDER – ANTI COMPETITIVE ACTIONS

     On November 8, 2001, Teléfonos Públicos de Puerto Rico, Inc. (“TPPR”), the largest competitive provider of public pay phones in Puerto Rico filed a lawsuit against us in the United States District Court of Puerto Rico, claiming predatory, exclusionary and anticompetitive acts and seeking $75 million in damages. We filed a motion to dismiss the lawsuit and are awaiting a decision from the court. The lawsuit is currently in the discovery stage.

     Pan American Telephone, Inc., Intouch Telecommunications, Inc., and Choicetel Communications, Inc., three other competitive providers of public pay phones in Puerto Rico, also filed a similar lawsuit against us in the United States District Court of Puerto Rico on September 4, 2002 on the same grounds. On November 8, 2002, after having evaluated and determined that this lawsuit is similar to TPPR’s lawsuit, we filed a motion to dismiss the lawsuit and/or in the alternative to consolidate the lawsuit with TPPR’s lawsuit. The Court dismissed PRTC’s motion to dismiss without prejudice. However, the motion for consolidation has not yet been resolved.

     On August 16, 2002, PSA, the parent company for Phoenix of Puerto Rico, filed a lawsuit against PRTC in the United States bankruptcy court in the District of Delaware, claiming anti competitive acts. The claims have since been transferred to the United States District Court of Delaware and the disputes between the two parties include PRTC’s amended administrative claim against PSA, and PSA’s complaint for over $9 million against PRTC. PRTC’s motion to change venue to Puerto Rico was granted by the United States District Court of Delaware and the motion to dismiss is currently pending before the United States District Court of Puerto Rico.

     The Company’s management believes that all of these claims are without merit.

PUERTO RICO DEPARTMENT OF EDUCATION (THE “PRDOE”) DEBT

     On June 30, 2003, PRTC filed a complaint against the PRDOE with the Puerto Rico Superior Court, seeking collection of fees due for services rendered under the PRDOE’s Reeducate Program, which is based on the Federal E-Rate Program, from 1999 to June 30, 2003. The Reeducate Program funds Internet connections for schools throughout Puerto Rico and PRTC has provided contracted services to the PRDOE. Based on PRTC’s review of its service rendered under the Reeducate Program, the outstanding amount that PRDOE currently owes to PRTC is $34 million. Under the E-Rate program, 89% of this amount is to be paid by the FCC’s School & Libraries Division (“SLD”), which administers the Federal E-Rate Program, if the funding for the fourth and fifth years under the program is released. PRTC is currently evaluating the outstanding amounts owed by PRDOE for the third year under the program, which is approximately $1.2 million, after SLD paid its corresponding percentage (87%) under the program.

     On March 4, 2004, PRTC filed a motion to dismiss the complaint based on an agreement with the PRDOE to attempt to settle the amounts owed out of court. On March 24, 2004, the court dismissed the case without prejudice.

     In November 2003, the FCC directed SLD to audit the PRDOE’s compliance with the E-Rate program rules as well as billings for the Reeducate Program for years one through three of the program before the funds will be released. The audit of the PRDOE began on May 15, 2004. The auditor has contacted PRTC and PRTC is cooperating with the audit. There is no scheduled timetable for the completion of the audit process. Upon completion of that audit, SLD will determine if any need exists to recover any, or all, of the funds that were distributed during those years to the PRDOE and its vendors, including PRTC.

     On June 17, 2004, the United States House Energy and Commerce Committee Subcommittee on Oversight and Investigations held a hearing entitled “Problems with the E-Rate Program: Waste, Fraud, and Abuse Concerns in the Wiring of Our Nation’s School’s to the Internet”. Representatives from PRTC, as well as representatives from the PRDOE testified at the hearing.

TOUCHTONE CHARGES

     On November 17, 2003, six residential subscribers and eight business service subscribers filed a class action suit with the Superior Court of Puerto Rico (the “Superior Court”) under the Puerto Rico Telecommunications Act of 1996 (“Act”) and the Puerto Rico Class Action Act of 1971. The plaintiffs have claimed that the Company’s charges for touchtone service are not based on cost, and are therefore in violation of the Act. The plaintiffs have requested that the Superior Court (i) issue an order certifying the case as a class action, (ii) designate the plaintiffs as representative of the class, (iii) find that the charges are illegal, and (iv) order the Company to reimburse every subscriber for excess payments made since September 1996. On December 30, 2003, PRTC filed its answer to the complaint and requested dismissal on the grounds that the claim is not a legitimate class action suit. On February 17, 2004, the plaintiffs filed their first set of interrogatories and request for admissions to initiate discovery. PRTC will ask the Superior Court to first decide the threshold issue of class certification. On February 23, 2004, the Superior Court issued an order scheduling a status conference for April 30, 2004.

     At the hearing, the Superior Court ruled that at this stage of the proceedings the discovery process would be addressed, but not limited to the determination of the class. Therefore, PRTC was ordered to submit responses to the plaintiffs’ request for admissions and to their first and second sets of interrogatories. PRTC submitted its responses to the plaintiffs’request for admissions and to their first and second sets of interrodatories on July 6 and July 16, 2004, respectively. Disagreeing with the Superior Court’s decision ordering PRTC to submit responses to the discovery on the merits without having certified the class, PRTC filed a writ of certiorari with the Puerto Rico Court of Appeals seeking reversal of the Superior Court’s order allowing unlimited discovery including class certification on July 16, 2004.

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

     In the February 2002 Order, the TRB provided that any prospective rate increase must first be applied against the gain from the wireless asset transfer, equating to $56 million applicable to intrastate. We plan to contest this position based on the fact that the wireless entity was set up after the last regulated intrastate rate increase in 1982 and therefore these costs were not included in setting such rates.

     Currently, the TRB is performing an agreed upon procedures audit, which includes an audit of the CTI asset transfer. The audit is the field work stage. While we believe that the resolution of this matter and any related proceedings will not have a material effect on the Company’s financial condition and results of operations, we cannot predict the effect of any further regulatory actions.

PRICE CAP REGULATION

     Under the FCC’s “all or nothing” rule, telecommunications carriers that set interstate access rates based on a price cap formula are required to use the price cap formula for all of their affiliates. The price cap formula is based on a plan adopted by the FCC called Coalition of Affordable Local and Long Distance Service (“CALLS”), which uses rate-of-return as a basis for setting rates. The Company would have been required to implement price caps by March 2, 2000 under the FCC’s rules. Prior to March 2, 2000, the Company had set its interstate access rates based on rate-of-return principles.

     However, the FCC delayed conversion to price cap regulation until June 30, 2002, and the Company requested an extension until June 30, 2003. Under an order issued by the FCC on April 18, 2002, the Company is no longer required to file a waiver request until the FCC completes its review of the “all-or-nothing” rule. In addition, upon the issuance of an Order and Second Further Notice of Proposed Rulemaking (the “Order”) by the FCC on February 28, 2004, the FCC deferred further action on the all-or-nothing rule until it reviews the record compiled in response to the further notice included in the Order. Additionally, in the Order the FCC stated that all outstanding interim waivers of the all-or-nothing rule that depend on the FCC’s decision shall continue to be effective until the issues a final order on this matter. As a result, the Company currently continues to set its interstate access rates based on rate-of-return principles.

     On May 10, 2004, PRTC filed comments in response to the Order, requesting that the FCC eliminate the “all or nothing rule” or, in the alternative, if the rule is not eliminated, that the FCC grant PRTC’s 1999 waiver request to permit PRTC to remain a carrier that sets its interstate access rates based on rate-of-return priciples. The basis of PRTC’s request is that if PRTC were no longer eligible to receive Interstate Common Line Support (“ICLS”), PRTC would require $139 million in additional universal service support to offset lost ICLS revenues and that the CALLS plan cannot accommodate PRTC since there is a $650 million cap on the equivalent support in the CALLS plan, which was based on the anticipated universal service needs of price cap carriers that were participating in the plan at the time of its adoption. There has been no announcement on the expected timing for the completion of this proceeding.

INTERSTATE HIGH COST SUBSIDY

     On October 21, 1999, the FCC adopted a new high cost loop support mechanism for non-rural companies, which has resulted in the phase out of the Company’s high cost loop subsidy revenues. The Company is classified as a non-rural telephone company under the United States Telecommunications Act of 1996. The Company’s high cost loop revenues were $49 million in 2000, $33 million in 2001 and $4 million in 2002. On February 28, 2003, PRTC sent a letter to the FCC, requesting that the FCC take action to restore the high-cost loop universal service support that the Company lost due to FCC policies adopted for non-rural telephone companies and arguing that the non-rural telephone company mechanism is based on cost characteristics of mainland telephone companies. PRTC requested that the FCC address the loss of its high cost loop universal service support by adopting rules for insular areas that are similar to those applied to rural carriers. If rural carrier rules were applied to PRTC it would continue to receive high cost loop support as it had prior to the adoption of the FCC’s 1999 rules for non-rural telephone companies. On October 27, 2003, the FCC issued an order rejecting PRTC’s request for reconsideration that it be considered a rural carrier. However, the order did not address, however, PRTC’s request to restore the high-cost universal service support based on the establishment of a new high cost loop support mechanism for insular carriers. On January 14, 2004, PRTC filed a petition for clarification and/or reconsideration of several portions of the FCC Order of October 27, 2003 on the grounds that the FCC has not acted upon the specific mandate of Section 254 to provide support for insular areas. No announcement has been made regarding the expected timing for addressing this issue.

TRB AGREED UPON PROCEDURES AUDIT

     As required by law, the TRB is currently conducting an ordinary audit of our affiliate transactions and regulatory accounting. We do not expect the results of this audit to have a material impact on the Company’s financial condition and result of operations.

WORLDNET ARBITRATION PROCEEDING

     Recently, an arbitrator resolved a dispute related to an interconnection contract between PRTC and WorldNet and rendered a decision which, among other things, requires PRTC to agree to contract terms establishing numerous service quality metrics, liquidated damages provisions, reduced prices for certain network elements, continuation of a high wholesale discount, certain Operational Support System parity standards, and certain requirements with respect to bundled services. PRTC is examining the impact of this decision. In accordance with the applicable rules, the parties have executed and filed the arbitrated contract with the TRB.

     On June 7, 2004, PRTC filed a request for reconsideration of the TRB’s Resolution and Order which adopted the arbitrator’s decision. In addition, a request for stay of the new interconnection agreement until the reconsideration was finally resolved. At the same time, WorldNet also filed a request for reconsideration. On June 17, 2004, the TRB issued a Resolution and Order accepting both, PRTC and WorldNet’s, motions for reconsideration and notified the parties that a final decision on both motions would be issued within ninety days from the date of the filing, (i.e., by June 7, 2004). On June 25, 2004, PRTC’s motion for a stay was granted.

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

     The following table summarizes the fair value of our senior notes and interest rate swap at June 30, 2004 and December 31, 2003 and provides a sensitivity analysis of the fair values of these instruments assuming a 100 basis point increase or decrease in the yield curve. The sensitivity analysis does not include the fair values of our floating-rate debt since it is not significantly affected by changes in market interest rates.

			Fair Value
			Assuming 100 Basis Point
	Book Value	Fair Value	Increase	Decrease
	(In thousands)
June 30, 2004:
Senior notes	$699,859	$746,100	$725,599	$767,451
Interest rate swap	620	620	(743)	1,435

Total	$700,479	$746,720	$724,856	$768,886

December 31, 2003:
Senior notes	$699,839	$770,526	$746,165	$795,974
Interest rate swap	2,811	2,811	(467)	6,133

Total	$702,650	$773,337	$745,698	$802,107

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     The Company is a defendant in various legal matters arising in the ordinary course of business. Management, after consultation with legal counsel, believes that the resolution of these matters will not have a material adverse effect on the Company’s financial position and results of operations. See Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Regulatory and Other Matters”, which is incorporated herein by reference, for more information regarding legal and regulatory matters, including a regulatory dispute regarding intra-island access fees charged to long distance carriers.

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

     TELECOMUNICACIONES DE PUERTO RICO, INC.

By:	/s/ Cristina M. Lambert

Name:	Cristina M. Lambert
Title:	President and Chief Executive Officer
Date:	August 16, 2004

By:	/s/ Adail Ortiz

Name:	Adail Ortiz
Title:	Vice President Finance and Chief Financial Officer
Date:	August 16, 2004

By:	/s/ Raúl E. García

Name:	Raúl E. García
Title:	Controller
Date:	August 16, 2004

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION
3.1	Certificate of Incorporation of Telecomunicaciones de Puerto Rico, Inc. (Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement filed on Form S-4, as amended (File 333-85503)).

3.2	Certificate of Amendment to the Certificate of Incorporation of Telecomunicaciones de Puerto Rico, Inc. (Incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (File 333-85503)).

3.3	By-Laws of Telecomunicaciones de Puerto Rico, Inc. (Incorporated by reference to Exhibit 3.4 of the Company’s Registration Statement filed on Form S-4, as amended (File 333-85503)).

4.1	Trust Indenture dated as of May 20, 1999 between Telecomunicaciones de Puerto Rico, Inc. and The Bank of New York. (Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement filed on Form S-4, as amended (File 333-85503)).

10.1	Shareholders Agreement, dated as of March 2, 1999, by and among Telecomunicaciones de Puerto Rico, Inc., GTE Holdings (Puerto Rico) LLC, GTE International Telecommunications Incorporated, Popular, Inc., Puerto Rico Telephone Authority and the shareholders of Telecomunicaciones de Puerto Rico, Inc., who shall from time to time be parties thereto as provided therein. (Incorporated by reference to Exhibit 10.5 of the Company’s Registration Statement filed on Form S-4, as amended (File 333-85503)).

10.2	Amended and Restated Puerto Rico Management Agreement, dated as of March 2, 1999, by and among Telecomunicaciones de Puerto Rico, Inc., Puerto Rico Telephone Company, and GTE International Telecommunications Incorporated. (Incorporated by reference to Exhibit 10.6 of the Company’s Registration Statement filed on Form S-4, as amended (File 333-85503)).

10.3	Amended and Restated U.S. Management Agreement, dated as of March 2, 1999, by and among Telecomunicaciones de Puerto Rico, Inc., Puerto Rico Telephone Company, and GTE International Telecommunications Incorporated. (Incorporated by reference to Exhibit 10.7 of the Company’s Registration Statement filed on Form S-4, as amended (File 333-85503)).

10.4	Amended and Restated Technology Transfer Agreement, dated as of March 2, 1999, by and among Telecomunicaciones de Puerto Rico, Inc., Puerto Rico Telephone Company, and GTE International Telecommunications Incorporated. (Incorporated by reference to Exhibit 10.8 of the Company’s Registration Statement filed on Form S-4, as amended (File 333-85503)).

10.5	Non-Competition Agreement, dated as of March 2, 1999, by and among Telecomunicaciones de Puerto Rico, Inc, GTE Holdings (Puerto Rico) LLC, GTE International Telecommunications Incorporated, Popular, Inc., Puerto Rico Telephone Authority, and the Government Development Bank for Puerto Rico. (Incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement filed on Form S-4, as amended (File 333-85503)).

10.6	Trust Agreement of the Employee Stock Ownership Plan of Telecomunicaciones de Puerto Rico, Inc., dated as of March 2, 1999, by and between U.S. Trust, National Association and Telecomunicaciones de Puerto Rico, Inc. (Incorporated by reference to Exhibit 10.12 of the Company’s Registration Statement filed on Form S-4, as amended (File 333-85503)).

10.7	ESOP Loan Agreement, dated as of March 2, 1999, by and between the Trust of the Employee Stock Ownership Plan of Telecomunicaciones de Puerto Rico, Inc. and Telecomunicaciones de Puerto Rico, Inc. (Incorporated by reference to Exhibit 10.13 of the Company’s Registration Statement filed on Form S-4, as amended (File 333-85503)).

10.8	Pledge Agreement, dated as of March 2, 1999, by and between the Trust of the Employee Stock Ownership Plan of Telecomunicaciones de Puerto Rico, Inc. and Telecomunicaciones de Puerto Rico, Inc. (Incorporated by reference to Exhibit 10.15 of the Company’s Registration Statement filed on Form S-4, as amended (File 333-85503)).

EXHIBIT
NUMBER	DESCRIPTION
10.9	Tag Along Agreement, dated as of March 2, 1999, by and among GTE Holdings (Puerto Rico) LLC, GTE International Telecommunications Incorporated, and the Trust of the Employee Stock Ownership Plan of Telecomunicaciones de Puerto Rico, Inc. (Incorporated by reference to Exhibit 10.16 of the Company’s Registration Statement filed on Form S-4, as amended (File 333-85503)).

10.10	Commercial Paper Dealer Agreement 4(2) Program among Telecomunicaciones de Puerto Rico, Inc., as Issuer; Puerto Rico Telephone Company, Inc. and Celulares Telefónica, Inc., as Guarantors; and Merrill Lynch Money Markets Inc., as Dealer for notes with maturities up to 240 days; Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Dealer for notes with maturities over 270 days up to 365 days. Concerning notes to be issued pursuant to an Issuing and Paying Agency Agreement dated as of November 9, 2000 between the Issuer and The Chase Manhattan Bank, as Issuing and Paying Agent. (Incorporated by reference to Exhibit 10.25 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File 333-85503)).

10.11	Commercial Paper Dealer Agreement 4(2) Program among Telecomunicaciones de Puerto Rico, Inc., as Issuer; Puerto Rico Telephone Company, Inc. and Celulares Telefónica, Inc., as Guarantors; and Salomon Smith Barney Inc., as Dealer. Concerning notes to be issued pursuant to an Issuing and Paying Agency Agreement dated as of November 9, 2000 between the Issuer and The Chase Manhattan Bank, as Issuing and Paying Agent. (Incorporated by reference to Exhibit 10.26 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File 333-85503)).

10.12	Commercial Paper Dealer Agreement 4(2) Program among Telecomunicaciones de Puerto Rico, Inc., as Issuer; Puerto Rico Telephone Company, Inc. and Celulares Telefónica, Inc., as Guarantors; and Banc of America Securities LLC. Concerning notes to be issued pursuant to an Issuing and Paying Agency Agreement dated as of November 9, 2000 between the Issuer and The Chase Manhattan Bank, as Issuing and Paying Agent. (Incorporated by reference to Exhibit 10.27 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File 333-85503)).

10.13	Commercial Paper Dealer Agreement 4(2) Program among Telecomunicaciones de Puerto Rico, Inc., as Issuer; Puerto Rico Telephone Company, Inc. and Celulares Telefónica, Inc., as Guarantors; and Popular Securities, Inc., as Dealer for notes with maturities up to 365 days. Concerning notes to be issued pursuant to an Issuing and Paying Agency Agreement dated as of November 9, 2000 between the Issuer and The Chase Manhattan Bank, as Issuing and Paying Agent. (Incorporated by reference to Exhibit 10.28 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File 333-85503)).

10.14	Issuing and Paying Agency Agreement dated as of November 9, 2000, by and among Telecomunicaciones de Puerto Rico, Inc., as Issuer, Puerto Rico Telephone Company and Celulares Telefónica, Inc., as Guarantors, and The Chase Manhattan Bank, as Issuing and Paying Agent. (Incorporated by reference to Exhibit 10.29 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File 333-85503)).

10.15	Letter Amendment, to the March 2, 1999 Shareholders Agreement, dated as of May 25, 2001, by and among Telecomunicaciones de Puerto Rico, Inc., GTE Holdings (Puerto Rico) LLC, GTE International Telecommunications Incorporated, Popular, Inc., and the Puerto Rico Telephone Authority. (Incorporated by reference to Exhibit 10.25 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001 (File 333-85503)).

10.16	ISDA Master Agreement, dated August 29, 2001, by and among Telecomunicaciones de Puerto Rico, Inc., as the Counterparty, Puerto Rico Telephone Company and Celulares Telefónica, Inc., as Guarantors, and Bank of America, N.A., as the Bank. (Incorporated by reference to Exhibit 10.27 of the Company’s Quarterly Report on Form 10-Q for the period ended September 31, 2001 (File 333-85503)).

10.17	ISDA Master Agreement, dated August 29, 2001, by and among Telecomunicaciones de Puerto Rico, Inc., as the Counterparty, Puerto Rico Telephone Company and Celulares Telefónica, Inc., as Guarantors, and Citibank, N.A., as the Bank. (Incorporated by reference to Exhibit 10.28 of the Company’s Quarterly Report on Form 10-Q for the period ended September 31, 2001 (File 333-85503)).

EXHIBIT
NUMBER	DESCRIPTION
10.18	Plan of Reorganization and Agreement of Merger, dated as of May 1, 2002, between Puerto Rico Telephone Company, Inc. and Verizon Wireless Puerto Rico, Inc. (Incorporated by reference to Exhibit 10.25 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002 (File 333-85503)).

10.19	$90,000,000 working capital revolving credit agreement dated as of May 16, 2002, among Telecomunicaciones de Puerto Rico, Inc., as Borrower, Puerto Rico Telephone Company, Inc., as Guarantor, and Banco Popular de Puerto Rico, as Lender and Administrative Agent. (Incorporated by reference to Exhibit 10.26 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002 (File 333-85503)).

10.20	$50,000,000 2-Year term credit agreement dated as of May 16, 2002, among Telecomunicaciones de Puerto Rico, Inc., as Borrower, Puerto Rico Telephone Company, Inc., as Guarantor, and Banco Bilbao Vizcaya Argentaria, S.A., as Lender and Banco Bilbao Vizcaya Puerto Rico, as Administrative Agent. (Incorporated by reference to Exhibit 10.27 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002 (File 333-85503)).

10.21	$50,000,000 2-Year term credit agreement dated as of May 31, 2002, among Telecomunicaciones de Puerto Rico, Inc., as Borrower, Puerto Rico Telephone Company, Inc., as Guarantor, and HSBC Bank USA, as Lender. (Incorporated by reference to Exhibit 10.28 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002 (File 333-85503)).

10.22	$50,000,000 3-Year term credit agreement dated as of June 24, 2002, among Telecomunicaciones de Puerto Rico, Inc., as Borrower, Puerto Rico Telephone Company, Inc., as Guarantor, and Australia and New Zealand Banking Group Limited, as Lender and Administrative Agent. (Incorporated by reference to Exhibit 10.29 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002 (File 333-85503)).

10.23	$75,000,000 3-Year term credit agreement dated as of August 19, 2002, among Telecomunicaciones de Puerto Rico, Inc., as Borrower, Puerto Rico Telephone Company, Inc., as Guarantor, and The Bank of Nova Scotia, as Lender and Administrative Agent. (Incorporated by reference to Exhibit 10.28 of the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2002 (File 333-85503)).

10.24	Letter Amendment to the $90 million working capital revolving credit agreement dated as of December 31, 2002. (Incorporated by reference to Exhibit 10.28 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File 333-85503)).

10.25	Assignment and Acceptance agreement, dated as of December 31, 2002, relating to the $50 million 3-Year Term Credit Agreement, dated as of June 24, 2002. (Incorporated by reference to Exhibit 10.29 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File 333-85503)).

10.26	Collective Bargaining Agreement between the Puerto Rico Telephone Company and the Independent Union of Telephone Employees of Puerto Rico effective from January 18, 2003 until January 17, 2006. Approved on February 13, 2003. (Incorporated by reference to Exhibit 10.30 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File 333-85503)).

Second Allonge to the $90 million working capital revolving credit agreement dated as of June 30, 2003. (Incorporated by reference to Exhibit 10.31 of the Company’s Quarterly Report on

10.27	Form 10-Q for the period ended June 30, 2003 (File 333-85503)).

10.28	364-Day Credit Agreement dated as of March 2, 2004, among Telecomunicaciones de Puerto Rico, Inc., as Borrower, Puerto Rico Telephone Company, Inc., as Guarantor, the Initial Lenders named therein, Citibank, N.A., as Administrative Agent, Banco Bilbao Vizcaya Argentaria Puerto Rico, as Syndication Agent, and Banco Popular de Puerto Rico, Firstbank Puerto Rico and Scotiabank de Puerto Rico, as Co-documentation Agents. (Incorporated by reference to Exhibit 10.29 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File 333-85503)).

EXHIBIT
NUMBER	DESCRIPTION
10.29	Collective Bargaining Agreement between the Puerto Rico Telephone Company and the Independent Brotherhood of Telephone Company Employees effective from January 1, 2004 until December 31, 2008. Approved on April 15, 2004. (Incorporated by reference to Exhibit 10.29 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File 333-85503)).

10.30	$40,000,000 working capital revolving credit agreement dated as of June 30, 2004, among Telecomunicaciones de Puerto Rico, Inc., as Borrower, Puerto Rico Telephone Company, Inc., as Guarantor and Banco Popular de Puerto Rico, as Lender and Administrative Agent. (Filed herewith).

10.31	Collective Bargaining Agreement between the Puerto Rico Telephone Company and the Independent Union of Telephone Employees of Puerto Rico effective from January 18, 2003 until January 17, 2006. Approved on February 13, 2003. English Version. (Filed herewith).

10.32	Collective Bargaining Agreement between the Puerto Rico Telephone Company and the Independent Brotherhood of Telephone Company Employees effective from January 1, 2004 until December 31, 2008. Approved on April 15, 2004. English Version. (Filed herewith).

10.33	$30,000,000 1-Year term credit agreement dated as of May 17, 2004, among Telecomunicaciones de Puerto Rico, Inc., as Borrower, Puerto Rico Telephone Company, Inc., as Guarantor and Banco Bilbao Vizcaya Argentaria Puerto Rico, as Administrative Agent. (Filed herewith).

31.1	Certification of Principal Executive Officer (Filed herewith).

31.2	Certification of Principal Financial Officer (Filed herewith).

32.1	Certification Required by 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith).