Form 10-Q
period 2004-09-30
TELECOMUNICACIONES DE PUERTO RICO INC
filed 2004-11-15
CIK 1089357

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2004

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

YES [ ] NO [X]

At November 15, 2004, 25 million shares of no par common stock of the registrant were outstanding.

INDEX

Telecomunicaciones de Puerto Rico, Inc. and Subsidiaries

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Telecomunicaciones de Puerto Rico, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets
(In thousands)

	(Unaudited)
	September 30,	December 31,
	2004	2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$121,449	$21,732
Accounts receivable, net of allowance for doubtful accounts of $131,668 and $131,106 in 2004 and 2003, respectively	270,284	287,247
Deferred income tax	26,628	26,158
Inventory and supplies, net	18,096	21,202
Prepaid expenses	32,657	35,255

Total current assets	469,114	391,594
PROPERTY, PLANT AND EQUIPMENT, net	1,467,202	1,558,246
GOODWILL	126,927	126,927
INTANGIBLES, net	188,566	189,136
DEFERRED INCOME TAX	203,595	246,794
OTHER ASSETS	109,794	108,541

TOTAL ASSETS	$2,565,198	$2,621,238

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$123,082	$59,729
Other current liabilities	209,186	213,480
Total current liabilities	332,268	273,209
LONG-TERM DEBT, excluding current portion	706,100	802,135
PENSION AND OTHER POST-EMPLOYMENT BENEFITS	516,518	594,113
OTHER NON-CURRENT LIABILITIES	192,385	237,405

Total liabilities	$1,747,271	$1,906,862

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY	14,135	13,025

SHAREHOLDERS’ EQUITY:
Common stock	$703,884	$703,884
Deferred ESOP compensation	(26,153)	(26,153)
Subscription receivable	—	(39,515)
Retained earnings	227,446	164,520
Accumulated other comprehensive loss, net of taxes	(101,385)	(101,385)

Total shareholders’ equity	803,792	701,351

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,565,198	$2,621,238

The accompanying notes are an integral part of these financial statements.

Telecomunicaciones de Puerto Rico, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations
(In thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(Unaudited)		(Unaudited)
REVENUES:
Local services	$137,240	$142,385	$410,374	$434,923
Access services	59,469	63,697	206,050	223,426
Long distance services	30,906	35,580	103,400	102,260
Cellular services	49,425	46,295	144,882	140,324
Paging services	—	223	—	1,026
Directory services and other	23,901	20,656	64,797	58,986

Total revenues	300,941	308,836	929,503	960,945

OPERATING COSTS AND EXPENSES:
Labor and benefits	88,456	100,428	280,637	303,440
Other operating expenses	98,272	175,177	253,937	407,922
Early retirement and voluntary separation provision	—	—	1,635	4,700
Depreciation and amortization	64,751	63,851	195,136	187,130

Total operating costs and expenses	251,479	339,456	731,345	903,192

OPERATING INCOME (LOSS)	49,462	(30,620)	198,158	57,753

OTHER INCOME (EXPENSE):
Interest expense, net	(11,195)	(18,826)	(32,653)	(42,691)
Equity income from joint venture	737	539	2,072	1,840
Minority interest in consolidated subsidiary	(656)	(357)	(1,874)	(1,187)

Total other income (expense), net	(11,114)	(18,644)	(32,455)	(42,038)

INCOME (LOSS) BEFORE INCOME TAX EXPENSE	38,348	(49,264)	165,703	15,715
INCOME TAX EXPENSE (BENEFIT)	14,388	(19,557)	63,816	4,744

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	23,960	(29,707)	101,887	10,971
CUMULATIVE EFFECT OF ACCOUNTING CHANGE, net of income tax provision of $40,672	—	—	—	58,529

NET INCOME (LOSS)	$23,960	$(29,707)	$101,887	$69,500

The accompanying notes are an integral part of these financial statements.

Telecomunicaciones de Puerto Rico, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(In thousands)

					Accumulated
					Other
	Common	Deferred ESOP	Subscription	Retained	Comprehensive
	Stock	Compensation	Receivable	Earnings	Loss	Total
BALANCE, DECEMBER 31, 2002	$703,270	$(27,408)	$(76,093)	$155,789	$(90,182)	$665,376
Dividends paid	—	—	—	(68,125)	—	(68,125)
Accretion of discount on subscription receivable	—	—	(3,422)	—	—	(3,422)
PRTA capital contribution	—	—	40,000	—	—	40,000
Release of ESOP shares	614	1,255	—	—	—	1,869
Comprehensive income:
Net income	—	—	—	76,856	—	76,856
Other comprehensive loss, net of taxes:
Minimum pension liability adjustment	—	—	—	—	(11,203)	(11,203)

Comprehensive income	—	—	—	—	—	65,653

BALANCE, DECEMBER 31, 2003	$703,884	$(26,153)	$(39,515)	$164,520	$(101,385)	$701,351
(UNAUDITED)
Dividends paid	—	—	—	(12,386)	—	(12,386)
Dividends declared	—	—	—	(26,575)	—	(26,575)
Net income, for the nine months ended September 30, 2004	—	—	—	101,887	—	101,887
Accretion of discount on subscription receivable	—	—	(485)	—	—	(485)
PRTA capital contribution	—	—	40,000	—	—	40,000

BALANCE, SEPTEMBER 30, 2004	$703,884	$(26,153)	$—	$227,446	$(101,385)	$803,792

The accompanying notes are an integral part of these financial statements.

Telecomunicaciones de Puerto Rico, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows
(In thousands)

	For the Nine Months Ended
	September 30,
	2004	2003
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$101,887	$69,500
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	195,136	187,130
Provision for uncollectible accounts	39,597	55,414
Cumulative effect of accounting change	—	(58,529)
Abandoned software project	—	32,262
Deferred income tax	42,730	(35,747)
Accretion of discount on subscription receivable	(485)	(2,681)
Equity income from joint venture	(2,072)	(1,840)
Early retirement and voluntary separation provision	1,635	4,700
Minority interest in consolidated subsidiary	1,874	1,187
Gain on sale of land and building	(353)	(824)
Changes in assets and liabilities:
Accounts receivable	(22,634)	(59,837)
Inventory and supplies	3,106	4,134
Prepaid expenses and other assets	2,362	(15,182)
Other current and non-current liabilities	(78,664)	89,029
Pension and other post-employment benefits	(79,230)	(4,649)

Net cash provided by operating activities	204,889	264,067

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, including removal costs	(104,456)	(110,059)
Proceeds from sale of land and building	1,073	6,000
Net salvage on retirements and other	214	552

Net cash used in investing activities	(103,169)	(103,507)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contribution	40,000	40,000
Net repayments of short-term debt, including capital leases	(29,617)	(141,799)
Dividends paid	(12,386)	(68,125)

Net cash used in financing activities	(2,003)	(169,924)

NET INCREASE / (DECREASE) IN CASH AND CASH EQUIVALENTS	99,717	(9,364)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	21,732	33,667

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$121,449	$24,303

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

For the last three years, the Company has been operating a TDMA network and CDMA network for its wireless clients. During 2003, management decided to migrate in 2004 all TDMA clients to the CDMA network and subsequently dispose of the TDMA network. The expected undiscounted future cash flow from operations on the TDMA network was estimated to be $27 million ($47.4 million estimated cash flows from operations less $20.4 million of related expenses). The discounted fair value of the network was estimated at $26 million determined by discounting anticipated future cash flows at a risk free rate of 3.76%.

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

The cumulative effect of applying this accounting change to prior years was recognized as of January 1, 2003 as a one-time, non-cash loss of $17 million ($13 million, after tax). The effect of applying the new method for the year ended December 31, 2003 was a one-time non-cash revenue increase of $13 million, which was included in operating income.

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

5.	Property, Plant and Equipment

Property, plant and equipment consist of:

	Remaining Useful		September 30,	December 31,
	Lives (Yrs)		2004	2003
			(In thousands)
	Current	Previous
Outside plant	9.2	8.5	$2,129,633	$2,097,902
Central office and transmission equipment	4.4	4.1	1,212,067	1,184,357
Equipment and other	2.7	3.2	304,375	323,459
Buildings	11.0	14.3	319,773	316,052
Land	N/A	N/A	26,325	26,400

Gross plant in service			3,992,173	3,948,170
Less: accumulated depreciation			2,588,147	2,455,127

Net plant in service			1,404,026	1,493,043
Construction in progress			63,176	65,203

Total			$1,467,202	$1,558,246

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

During the fourth quarter of 2003, the board of directors approved the replacement of the Company’s General Ledger System and Inventory Management System. The new systems have been implemented and are currently operating. The projected capitalized costs for software and labor are approximately $11 million. As of September 30, 2004, the Company had capitalized costs of $10 million associated with the new systems.

Effective July 2004, the Company performed its periodic review of plant useful lives estimates based on a comprehensive analysis detailed review of the lives underlying the depreciation rates. The review incorporates the impact of technology, future competition and assumptions employed in the industry relative to depreciation and retirement rates. The revision resulted in a decrease in depreciation expense by approximately $1.7 million for the quarter ended September 30, 2004 and approximately $3.3 million for the year 2004.

The Company revised the method to calculate the composite useful lives to be consistent with the current depreciation study.

6.	Goodwill

Following is a breakdown of goodwill.

	CarryingValue
	September 30,	December 31,
	2004	2003
	(In thousands)
Wireline (PRTC)	$102,731	$102,731
Dial-up Internet (Coqui.net)	24,196	24,196

Total	$126,927	$126,927

7.	Intangibles

	CarryingValue
	September 30,	December 31,
	2004	2003
	(In thousands)
Indefinite Life:
Wireline concession	$85,120	$85,120
FCC Cellular licenses	23,855	23,855

Total Indefinite Life	$108,975	$108,975

	September 30, 2004			December 31, 2003
	(In thousands)
Definite Life:	Cost	Acc. Amort	Book Value	Cost	Acc. Amort	Book Value
Wireline trade name	$48,400	$10,798	$37,602	$48,400	$9,502	$38,898
Software licenses	78,780	36,791	41,989	67,068	25,805	41,263
Customer base	15,544	15,544	—	15,544	15,544	—
Other	500	500	—	500	500	—

Total Definite Life	$143,224	$63,633	$79,591	$131,512	$51,351	$80,161

Plus: Total Indefinite Life			$108,975			$108,975

Total	$143,224	$63,633	$188,566	$131,512	$51,351	$189,136

SFAS No. 142, “Goodwill and Other Intangible Assets”, no longer permits the amortization of goodwill and other indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or, under certain conditions, more frequently) for impairment in accordance with this statement. This impairment test uses fair value approach.

Intangible assets that do not have indefinite lives will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. For 2003 and 2004, the Company has evaluated its assets using the fair value approach for each reporting unit to determine if there is an impairment exposure (transitional impairment test) and the impact it would have on the Company’s results of operations. The evaluation of the two reporting units revealed no impairment exposure.

8.	Other assets

Other assets consist of:

	September 30,	December 31,
	2004	2003
	(In thousands)
Deferred activation and installation costs	$72,692	$69,347
Notes receivable-equipment sales	7,886	10,446
Deferred pension asset	19,785	19,785
Deferred financing costs, net	2,496	3,146
Other deferred costs	2,165	1,426
Interest rate swap	1,757	2,811
Investment in Verizon Information Services	1,055	—
Other assets	1,958	1,580

Total	$109,794	$108,541

9.	Pension Plan

The Company has noncontributory pension plans for full-time employees, which are tax qualified as they meet Employee Retirement Income Security Act of 1974 (the “ERISA”) requirements. The Company realizes tax deductions when contributions are made to the trusts. The trusts invest in equity and fixed income securities to meet the benefit obligation.

The pension benefit is composed of an annuity and a lump sum. An employee receives an annuity at retirement when they reach the rule of 85 (age plus years of service). The annuity is calculated by applying a percentage times years of service to the last three years of salary. The second element is a lump sum based on years of service, up to a maximum of nine months of salary for hourly employees and twelve months of salary for salaried employees.

There are separate trusts for the annuity and the lump sum benefit with a further separation of the annuity benefit into a plan for the UIET union (craft union), the HIETEL union and management employees. Health care and life insurance benefits are also provided to retirees.

The components of the net pension and other post-employment benefit expenses for the quarters ended September 30,

(In thousands)	Pension and Lump Sum Benefit				Post-Retirement Benefits
	Three months ended Sept. 30,		Nine months ended Sept. 30,		Three months ended Sept. 30,		Nine months ended Sept. 30,
	2004	2003	2004	2003	2004	2003	2004	2003
Service cost	$5,041	$4,523	$15,413	$13,569	$(187)	$2,175	$4,943	$6,525
Interest cost	19,316	16,825	54,450	50,475	5,193	8,878	24,497	26,634
Expected return on plan assets	(14,718)	(11,578)	(44,538)	(34,734)	—	—	—	—
Amortization of unrecognized:
Transition obligation	12,576	108	12,756	324	9,586	551	10,688	1,653
Prior service cost (benefit)	1,585	1,186	3,943	3,558	(2,253)	(628)	(3,509)	(1,884)
Actuarial gain, net	(6,767)	3,281	269	9,843	(7,190)	3,926	1,652	11,778

Net periodic benefit cost	17,033	14,345	42,293	43,035	5,149	14,902	38,271	44,706
Effect of early retirement program	—	2,179	939	6,536	—	1,556	696	4,667

Total	$17,033	$16,524	$43,232	$49,571	$5,149	$16,458	$38,967	$49,373

Cash Flows

The Company expects to contribute $177 million to the pension and lump sum plans and $30 million to the post-retirement plan in 2004. We have adequate liquidity resources to fund these amounts. As of September 30, 2004, the Company has contributed $140 million to the pension plan.

Medicare Drug Act

On December 8, 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 (Medicare Drug Act) was signed into law. The Medicare Drug Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. The Company’s plan provides prescription drug benefits that are deemed actuarially equivalent to the Medicare Part D and elected to recognize the impact of the federal subsidy on our accumulated postretirement benefit obligation and net postretirement benefit costs in the third quarter of 2004. The reduction in the APBO for the subsidy related to benefits attributed to past service is $77.4 million for year 2004. The effect of the subsidy on the measurement of net periodic postretirement benefit cost of $10.7 million for the current period 2004 consists of the following: (a) the amortization of the actuarial experience gain from the reduction in the APBO of $4.3 million, (b) the reduction in current period service cost due to the subsidy of $1.6 million, and (c) the resulting reduction in interest cost on the APBO as a result of the subsidy. During the three months and nine months ended September 30, 2004, the Medicare Drug Act has reduced our net postretirement benefit cost by $8 million.

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

In September 30, 2004, the Company offered a voluntary separation program, closing on December 3, 2004, to qualified management employees.

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

12.	Other Current Liabilities

Other current liabilities consist of:

	September 30,	December 31,
	2004	2003
	(In thousands)
Accounts payable	$28,011	$58,625
Accrued expenses	79,001	75,999
Employee benefit accruals	69,169	44,697
Carrier payables	12,955	26,388
Taxes	1,790	1,420
Interest	18,260	6,351

Total	$209,186	$213,480

13.	Debt

Debt consists of:

	September 30,	December 31,
	2004	2003
	(In thousands)
Senior notes
Due May 15, 2006 at 6.65%	$399,960	$399,943
Due May 15, 2009 at 6.80%	299,909	299,896
Term credit facilities:
Due May 16, 2005 at 57 basis points over LIBOR	30,000	30,000
Due June 24, 2005 at 70 basis points over LIBOR	30,000	30,000
Due August 19, 2005 at 70 basis points over LIBOR	63,000	63,000
Commercial paper	—	29,500
Deferred derivative	4,325	6,337
Interest rate swap	1,757	2,811
Capital leases	231	377

Total	829,182	861,864
Less short-term debt	123,082	59,729

Long-term debt	$706,100	$802,135

The senior notes, commercial paper, term credit facilities, working capital facility, and bank notes are unsecured and non-amortizing. PRTC is the guarantor of these debt instruments. The senior notes indentures and credit facility agreements do not contain dividend restrictions.

The Company has a $360 million commercial paper program with maturities not to exceed 364 days, which is backed by two working capital facilities. The commercial paper agreement was signed in November 2000. In March 2004, the Company’s existing $400 million bank note credit facility matured.

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

This facility matures on March 1, 2005, on which date the Company has the right to convert outstanding amounts into a term loan that matures on March 1, 2006. This facility contains negative covenants, including covenants which limit the Company’s ability to grant or permit liens on its or subsidiaries’ properties, merge or sell all or substantially all of its assets and permit its subsidiaries to incur debt. This facility also requires that the Company maintain certain financial ratios. Upon the occurrence of a default or an event of default, the lenders have various remedies or rights, which may include termination of the lenders’ obligations to make advances and declare all borrowed amounts and interest thereon immediately due and payable. The intended purpose of this facility is for working purposes and serves as backstop facility for commercial paper program.

The Company had a $40 million working capital credit facility with Banco Popular de Puerto Rico, an affiliate of Popular, Inc. that matured on June 2004. On June 2004, the Company renewed the undrawn $40 million working capital credit facility maturing on June 30, 2005. Amounts outstanding under this facility bear interest at a rate of 30 basis points over LIBOR. This facility serves as additional backstop for the commercial paper program. At September 30, 2004, the Company had no outstanding balance under this facility.

At December 31, 2002, the Company had $225 million in term credit facilities with maturities ranging from two to three years, and bearing interest from 60 to 100 basis points over LIBOR. By October 29, 2003, the Company repaid one of the $50 million term loans, and prepaid principal in an aggregate amount of $62 million of the outstanding term credit loans, while reducing interest rate to 70 basis points over LIBOR. One of the $30 million term loans matured on May 16, 2004. The Company renewed the $30 million term loan at an interest rate of 57 basis points over LIBOR maturity due on May 16, 2005.

On August 31, 2001, the Company entered into an interest rate swap contract with a notional amount of $150 million. In September 2002, the Company drew the value out of the hedge position without changing the fixed/floating funding mix of the original swap transaction. This transaction resulted in cash proceeds of $11 million, reflected in cash from operations as required by SFAS No. 104, and created a deferred derivative, which will be amortized until 2006. As of September 30, 2004, the unamortized balance of the deferred derivative is $4 million. The purpose of the swap is to hedge against changes in the fair market value of the Company’s senior notes to achieve a targeted mix of fixed and variable rate debt. The swap receives interest at a fixed rate of 6.65% and pays interest at a net variable rate equal to six month LIBOR plus 170 basis points, with semiannual settlements and reset dates every May 15 and November 15 until maturity of the May 15, 2006 senior notes. The swap was entered into “at market” and as a result, there was no exchange of premium at the initial date of the swap. The Company designates the swap as a hedge of the changes in fair market value of the senior notes due to changes in the designated benchmark interest rate. PRTC is the guarantor of the interest rate swap.

Aggregate maturities of the senior notes and term credit facilities are as follow:

Year		Amount
		(In thousands)
2005	Term credit facilities	$123,000
2006	Senior note	400,000
2009	Senior note	300,000

Total		$823,000

Currently, the Company is in compliance with debt covenant agreements and financial ratios as specified by the term credit facilities.

14.	Other Non-Current Liabilities

Other non-current liabilities consist of:

	September 30,	December 31,
	2004	2003
	(In thousands)
Deferred activation and installation revenues	$72,692	$69,347
Deferred directory-publishing revenues	11,619	12,877
Customer deposits	26,174	26,954
Other liabilities	81,900	128,227

Total	$192,385	$237,405

15.	Shareholders’ Equity

Common Stock

Common stock consists of fifty million authorized shares, no par value, of which twenty five million shares were outstanding at September 30, 2004 and December 31, 2003.

Subscription Receivable

The subscription receivable reflects receipts from the PRTA originally recorded at its present value (at an 8% discount rate). As part of the Acquisition agreement, the PRTA agreed to contribute a total of $200 million in cash or stock as a capital contribution in equal installments of $40 million over five years beginning on March 2, 2000. The Company employed the $200 million capital contribution to partially fund its under funded pension and other post-employment benefit obligations, as agreed. The stock purchase agreement required the Company to contribute $66 million, which included the $40 million received from PRTA, to the pension plan immediately upon receipt of the proceeds each year. The Company received the fifth and final $40 million installment in March 2004 and made the required pension payment of $66 million. All installments were made in cash.

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

Dividend payments were made in the following periods:

2004		2003
(In thousands)		(In thousands)
4th Quarter	$26,575	4th Quarter	$—
3rd Quarter	12,386	3rd Quarter	—
2nd Quarter	—	2nd Quarter	68,125
1st Quarter	—	1st Quarter	—

Total	$38,961	Total	$68,125

The senior notes indentures and credit facility agreements do not contain dividend restrictions. Fourth quarter dividend payment was considered through November 15, 2004.

16.	Fair Value of Financial Instruments

The carrying amounts and fair values of the Company’s financial instruments are as follows:

	September 30,		December 31,
	2004		2003
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In thousands)
Assets:
Cash and cash equivalents	$121,449	$121,449	$21,732	$21,732
Accounts receivable	270,284	270,284	287,247	287,247
Liabilities:
Other current liabilities	$209,186	$209,186	$213,480	$213,480
Short-term debt	123,082	123,082	59,729	59,729
Long-term debt, including interest rate swap	706,100	759,241	802,135	872,822

17.	Segment Reporting

The Company has two reportable segments: Wireline and Wireless.

The Wireline segment consists of:

•	Local services, including basic voice, telephone and telecommunications equipment rentals, value-added services, high-speed private line services, Internet access and public phone service;

•	Access services to long distance carriers, competitive local exchange carriers, and cellular and paging operators to originate and terminate calls on our network;

•	Long distance services including direct dial on-island and off-island, operator assisted calls, prepaid calling card and high-speed private line services;

•	Directory publishing rights services; and

•	Telecommunication equipment sales and billing and collection services to competing long distance operators in Puerto Rico.

The Wireless segment consists of:

•	Cellular services; and

•	Wireless equipment sales.

The accounting policies of the segments are the same as those followed by the Company (see Note 2). The Company accounts for intersegment revenues at market prices.

Segment results for the Company are as follow:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(in thousands)
Wireless:
Revenues-
Local services	$139,283	$144,602	$417,403	$439,524
Long distance services	31,291	35,721	104,683	104,490
Access services	59,843	63,997	207,521	225,158
Directory services and other	17,901	16,954	50,748	49,129

Total revenues	$248,318	$261,274	$780,355	$818,301

Operating income (loss)	$54,388	$(28,082)	$207,285	$62,908

Wireless:
Revenues-
Cellular services	$50,840	$46,519	$146,557	$140,661
Paging services	—	223	—	1,026
Equipment sales and other	6,006	3,525	14,051	9,400

Total revenues	$56,846	$50,267	$160,608	$151,087

Operating loss	$(4,926)	$(2,538)	$(9,127)	$(5,155)

Consolidated:
Revenues for reportable segments	$305,164	$311,541	$940,963	$969,388
Elimination of intersegment revenues	(4,223)	(2,705)	(11,460)	(8,443)

Consolidated revenues	$300,941	$308,836	$929,503	$960,945

Operating income (loss)	$49,462	$(30,620)	$198,158	$57,753

	As of	As of
	September 30,	December 31,
	2004	2003
Assets
Wireline assets	$2,541,006	$2,599,277
Wireless assets	342,226	314,172

Segment assets	$2,883,232	$2,913,449
Elimination of intersegment assets	(318,034)	(292,211)

Consolidated assets	$2,565,198	$2,621,238

18.	Condensed Consolidating Information

The following summarizes the unaudited condensed consolidating financial information as of September 30, 2004 and December 31, 2003 and for the quarters then ended presents the financial position, results of operations and cash flows of (i) the Company as if it had accounted for its subsidiaries using the equity method, (ii) the Guarantor Subsidiary (as defined below); and (iii) the Non-Guarantor Subsidiaries (as defined below) on a combined basis. The consolidation entries eliminate investments in subsidiaries and intercompany balances and transactions.

The Notes are guaranteed by PRTC (the “Guarantor Subsidiary”), a wholly-owned subsidiary of the Company, but not guaranteed by the Company’s other subsidiaries, Coqui.net, PRTLD and Datacom (the “Non-Guarantor Subsidiaries”). The guarantee by the Guarantor Subsidiary is full and unconditional.

Condensed Consolidating Balance Sheets
September 30, 2004
(In thousands)

		Guarantor	Non-Guarantor		Total
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9	$105,742	$15,698	$—	$121,449
Intercompany accounts receivable	1,083,422	86,292	45,661	(1,215,375)	—
Accounts receivable, net	—	269,987	297	—	270,284
Deferred income tax	718	25,866	44	—	26,628
Inventory and supplies, net	—	18,096	—	—	18,096
Prepaid expenses	—	30,532	2,125	—	32,657

Total current assets	1,084,149	536,515	63,825	(1,215,375)	469,114
PROPERTY, PLANT AND EQUIPMENT, net	—	1,456,903	10,299	—	1,467,202
GOODWILL AND OTHER INTANGIBLES, net	—	290,880	24,613	—	315,493
DEFERRED INCOME TAX	—	204,229	(634)	—	203,595
INVESTMENT IN SUBSIDIARIES	631,261	—	—	(631,261)	—
OTHER ASSETS	10,154	106,462	(1)	(6,821)	109,794

TOTAL ASSETS	$1,725,564	$2,594,989	$98,102	$(1,853,457)	$2,565,198

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$123,000	$123,082	$—	$(123,000)	$123,082
Intercompany accounts payable	74,434	285,846	34,722	(395,002)	—
Other current liabilities	18,387	180,915	9,884	—	209,186

Total current liabilities	215,821	589,843	44,606	(518,002)	332,268
LONG-TERM DEBT, excluding current portion	705,951	700,018	—	(699,869)	706,100
OTHER NON-CURRENT LIABILITIES	—	713,227	—	(4,324)	708,903

Total liabilities	921,772	2,003,088	44,606	(1,222,195)	1,747,271

MINORITY INTEREST	—	—	—	14,135	14,135

SHAREHOLDERS’ EQUITY:
Common stock, Additional paid in capital and Treasury stock	703,884	485,590	41,143	(526,733)	703,884
Deferred ESOP compensation	(26,153)	—	—	—	(26,153)
Retained earnings	227,446	207,696	12,353	(220,049)	227,446
Accumulated other comprehensive loss	(101,385)	(101,385)	—	101,385	(101,385)

Total shareholders’ equity	803,792	591,901	53,496	(645,397)	803,792

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,725,564	$2,594,989	$98,102	$(1,853,457)	$2,565,198

Condensed Consolidating Balance Sheets
December 31, 2003
(In thousands)

		Guarantor	Non-Guarantor		Total
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$12,438	$9,294	$—	$21,732
Intercompany accounts receivable	1,059,752	85,610	40,608	(1,185,970)	—
Accounts receivable, net	1	287,193	53	—	287,247
Deferred income tax	—	26,158	—	—	26,158
Inventory and supplies, net	—	21,202	—	—	21,202
Prepaid expenses	—	34,489	766	—	35,255

Total current assets	1,059,753	467,090	50,721	(1,185,970)	391,594
PROPERTY, PLANT AND EQUIPMENT, net	—	1,546,503	11,743	—	1,558,246
GOODWILL AND OTHER INTANGIBLES, net	—	291,362	24,701	—	316,063
DEFERRED INCOME TAX	—	247,276	(482)	—	246,794
INVESTMENT IN SUBSIDIARIES	570,870	—	—	(570,870)	—
OTHER ASSETS	12,633	105,390	(2)	(9,480)	108,541

TOTAL ASSETS	$1,643,256	$2,657,621	$86,681	$(1,766,320)	$2,621,238

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$59,500	$59,729	$—	$(59,500)	$59,729
Intercompany accounts payable	73,844	233,531	29,399	(336,774)	—
Other current liabilities	6,574	200,512	6,394	—	213,480

Total current liabilities	139,918	493,772	35,793	(396,274)	273,209
LONG-TERM DEBT, excluding current portion	801,987	792,987	—	(792,839)	802,135
OTHER NON-CURRENT LIABILITIES	—	837,855	—	(6,337)	831,518

Total liabilities	941,905	2,124,614	35,793	(1,195,450)	1,906,862

MINORITY INTEREST	—	—	—	13,025	13,025

SHAREHOLDERS’ EQUITY:
Common stock, Additional paid in capital and Treasury stock	703,884	485,591	41,143	(526,734)	703,884
Deferred ESOP compensation	(26,153)	—	—	—	(26,153)
Subscription receivable	(39,515)	—	—	—	(39,515)
Retained earnings	164,520	148,801	9,745	(158,546)	164,520
Accumulated other comprehensive loss	(101,385)	(101,385)	—	101,385	(101,385)

Total shareholders’ equity	701,351	533,007	50,888	(583,895)	701,351

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,643,256	$2,657,621	$86,681	$(1,766,320)	$2,621,238

Condensed Consolidating Statements of Operations
For the three months ended September 30, 2004
(In thousands)

		Guarantor	Non-Guarantor		Total
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
REVENUES:
Local services	$—	$131,698	$8,473	$(2,931)	$137,240
Access services	—	61,033	—	(1,564)	59,469
Long distance services	—	22,320	8,639	(53)	30,906
Cellular services	—	49,425	—	—	49,425
Directory and other services and sales	—	26,237	—	(2,336)	23,901

Total revenues	—	290,713	17,112	(6,884)	300,941

OPERATING COSTS AND EXPENSES:
Labor and benefits	—	87,621	835	—	88,456
Other operating expenses	—	91,509	13,646	(6,883)	98,272
Depreciation and amortization	—	64,184	567	—	64,751

Total operating costs and expenses	—	243,314	15,048	(6,883)	251,479

OPERATING INCOME	—	47,399	2,064	(1)	49,462

OTHER INCOME (EXPENSE), NET	24,496	(10,568)	121	(25,163)	(11,114)

INCOME BEFORE INCOME TAX EXPENSE	24,496	36,831	2,185	(25,164)	38,348
INCOME TAX EXPENSE	536	12,994	858	—	14,388

NET INCOME	$23,960	$23,837	$1,327	$(25,164)	$23,960

Condensed Consolidating Statements of Operations
For the three months ended September 30, 2003
(In thousands)

		Guarantor	Non-Guarantor		Total
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
REVENUES:
Local services	$—	$137,682	$7,787	$(3,084)	$142,385
Access services	—	65,385	—	(1,688)	63,697
Long distance services	—	25,979	9,627	(26)	35,580
Cellular services	—	46,295	—	—	46,295
Paging services	—	223	—	—	223
Directory and other services and sales	—	22,745	—	(2,089)	20,656

Total revenues	—	298,309	17,414	(6,887)	308,836

OPERATING COSTS AND EXPENSES:
Labor and benefits	—	99,634	794	—	100,428
Other operating expenses	—	168,886	13,178	(6,887)	175,177
Depreciation and amortization	—	63,106	745	—	63,851

Total operating costs and expenses	—	331,626	14,717	(6,887)	339,456

OPERATING (LOSS) INCOME	—	(33,317)	2,697	—	(30,620)

OTHER INCOME (EXPENSE), net	(29,707)	(18,379)	92	29,350	(18,644)

INCOME (LOSS) BEFORE INCOME TAX EXPENSE	(29,707)	(51,696)	2,789	29,350	(49,264)
INCOME TAX EXPENSE (BENEFIT)	—	(20,898)	1,341	—	(19,557)

NET INCOME (LOSS)	$(29,707)	$(30,798)	$1,448	$29,350	$(29,707)

Condensed Consolidating Statements of Operations
For the nine months ended September 30, 2004
(In thousands)

		Guarantor	Non-Guarantor		Total
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
REVENUES:
Local services	$—	$394,321	$25,261	$(9,208)	$410,374
Access services	—	211,366	—	(5,316)	206,050
Long distance services	—	75,077	28,418	(95)	103,400
Cellular services	—	144,882	—	—	144,882
Directory and other services and sales	—	71,724	—	(6,927)	64,797

Total revenues	—	897,370	53,679	(21,546)	929,503

OPERATING COSTS AND EXPENSES:
Labor and benefits	—	278,132	2,505	—	280,637
Other operating expenses	178	234,954	40,351	(21,546)	253,937
Early retirement provision	—	1,635	—	—	1,635
Depreciation and amortization	—	193,436	1,700	—	195,136

Total operating costs and expenses	178	708,157	44,556	(21,546)	731,345

OPERATING INCOME (LOSS)	(178)	189,213	9,123	—	198,158

OTHER INCOME (EXPENSE), NET	101,707	(30,864)	294	(103,592)	(32,455)

INCOME BEFORE INCOME TAX EXPENSE	101,529	158,349	9,417	(103,592)	165,703
INCOME TAX EXPENSE (BENEFIT)	(358)	60,498	3,676	—	63,816

NET INCOME	$101,887	$97,851	$5,741	$(103,592)	$101,887

Condensed Consolidating Statements of Operations
For the nine months ended September 30, 2003
(In thousands)

		Guarantor	Non-Guarantor		Total
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
REVENUES:
Local services	$—	$420,479	$22,117	$(7,673)	$434,923
Access services	—	227,412	—	(3,986)	223,426
Long distance services	—	75,777	26,572	(89)	102,260
Cellular services	—	140,324	—	—	140,324
Paging services	—	1,026	—	—	1,026
Directory and other services and sales	—	63,912	—	(4,926)	58,986

Total revenues	—	928,930	48,689	(16,674)	960,945

OPERATING COSTS AND EXPENSES:
Labor and benefits	—	301,054	2,386	—	303,440
Other operating expenses	—	391,376	33,220	(16,674)	407,922
Voluntary separation and retirement provision	—	4,700	—	—	4,700
Depreciation and amortization	—	184,933	2,197	—	187,130

Total operating costs and expenses	—	882,063	37,803	(16,674)	903,192

OPERATING INCOME	—	46,867	10,886	—	57,753
OTHER INCOME (EXPENSE), net	69,500	(41,037)	186	(70,687)	(42,038)

INCOME BEFORE INCOME TAX EXPENSE	69,500	5,830	11,072	(70,687)	15,715
INCOME TAX EXPENSE	—	215	4,529	—	4,744

INCOME BEFORE CUMULATIVE EFFECT	69,500	5,615	6,543	(70,687)	10,971
CUMULATIVE EFFECT OF ACCOUNTING CHANGES	—	58,529	—	—	58,529

NET INCOME	$69,500	$64,144	$6,543	$(70,687)	$69,500

Condensed Consolidating Statements of Cash Flows
For the nine months ended September 30, 2004
(In thousands)

		Guarantor	Non-Guarantor	Total
	Parent	Subsidiary	Subsidiaries	Consolidated
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:	$(106)	$198,567	$6,428	$204,889

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, including removal costs	—	(104,431)	(25)	(104,456)
Proceeds from sale of building	—	1,073	—	1,073
Net salvage on retirements	—	215	(1)	214

Net cash used in investing activities	—	(103,143)	(26)	(103,169)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contribution	40,000	—	—	40,000
Net repayments of short-term debt, including				—
capital leases	(29,470)	(147)	—	(29,617)
Dividends paid	(12,386)	—	—	(12,386)
Borrowings/(repayment) intercompany loans	1,971	(1,971)	—	—

Net cash provided by (used in) financing activities	115	(2,118)	—	(2,003)

NET INCREASE IN CASH AND CASH EQUIVALENTS	9	93,306	6,402	99,717
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	12,438	9,294	21,732

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$9	$105,744	$15,696	$121,449

Condensed Consolidating Statements of Cash Flows
For the nine months ended September 30, 2003
(In thousands)

		Guarantor	Non-Guarantor	Total
	Parent	Subsidiary	Subsidiaries	Consolidated
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(201)	$264,222	$46	$264,067

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, including removal costs	—	(109,657)	(402)	(110,059)
Net salvage on retirements	—	787	(235)	552
Proceeds from sales of building	—	6,000	—	6,000

Net cash used in investing activities	—	(102,870)	(637)	(103,507)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contribution	40,000	—	—	40,000
Net (repayments) of short-term debt, including capital leases	(141,672)	(127)	—	(141,799)
Dividends paid	(68,125)	—	—	(68,125)
Borrowings/(repayments) intercompany loans	170,022	(170,022)	—	—

Net cash provided by (used in) financing activities	225	(170,149)	—	(169,924)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	24	(8,797)	(591)	(9,364)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1	27,009	6,657	33,667

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$25	$18,212	$6,066	$24,303

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

The Company has an agreement with a provider for the implementation of a traffic polling and billing software system for its wireline operations. While the traffic polling portion has been implemented, management decided to abandon the billing portion of the software system. The amount of capitalized costs for software and labor related to the billing portion of $32.3 million was written off and included in operating expenses during the second quarter of 2003.

In September 2003, the Company established a pre-tax reserve of $73 million, including interest, for the end-user and AT&T refund referred to in the TRB Resolution and Order of February 28, 2002. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Regulatory and Other Matters — Intra-Island Long Distance Access Rate Dispute” for more information regarding the TRB Resolution and Order of February 28, 2002. In November 2003, the Company proposed, and two members of the TRB indicated their support for, an integrated plan to revise the Board’s end-user refund order and end the dispute over this issue. As a result, the 2003 cash flow impact was a reduction of $16 million to the pre-tax reserve. After a hearing in June 2004, the TRB terminated a stay it had issued and allowed the Company to continue to implement the EAS expansion plan which was part of the integrated plan, subject to certain customer information and data collection requirements relating to the impact of the plan on measured service customers. As a result, the Company reduced the pre-established reserve to $14 million, which is associated with the anticipated single line credit planned for 2005.

In September 2004, the Company suffered damages resulting from Tropical Storm Jeanne. Business interruption and other losses are estimated at $12 million. At this point, the Company is unable to determine the collection, if any, on the insurance policy claim.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

          We are the largest telecommunications service provider in Puerto Rico and the seventh largest local exchange carrier in the United States as measured by access lines in service. Wireline service, which has been provided since 1914, is marketed under the PRT brand. At September 30, 2004, we had approximately 1.2 million access lines in service, including 897,000 residential and 284,000 business lines. Since November 2001, we have been marketing our cellular service under the Verizon Wireless brand as part of a strategy to align our product and service offerings with those of Verizon Wireless in the United States.

          We have two reportable segments: Wireline and Wireless. Wireline service is provided by PRTC and wireless services are provided by Verizon Wireless. The Company’s off-island long distance service is provided by PRTLD and its dial-up Internet access service is provided by Coqui.net. Directory publishing revenues are generated by VISI.

          The sections that follow provide information aspects of our operations and investments, both at the consolidated and segment levels, and include discussions of our results of operations, financial position and sources and uses of cash, as well as significant future commitments. In addition, we have highlighted key trends and uncertainties to the extent practicable. The content and organization of the financial and non-financial data presented in these sections are consistent with information used by our chief operating decision makers for, among other purposes, evaluating performance and allocating resources. We also monitor several key economic indicators as well as the state of the economy in general, primarily in Puerto Rico, in evaluating our operating results and analyzing and understanding business trends.

          Our results of operations, financial position and sources and uses of cash in the current and future periods reflect the management’s focus on the following four key areas:

•	Revenue Growth — Our emphasis is on revenue transformation, devoting resources to growth markets such as wireless services and data as well as expanded services to enterprise markets. In the nine months ended September 30, 2004, revenues from the growth of wireless area, in particular post-paid cellular services increased by 8% compared to the same period in 2003 and wireless represented 16% of total revenues, up from 15% of total revenues for the nine months ended September 30, 2003. The Company added approximately 25,000 post-paid wireless customers.

•	Operational Efficiency — While focusing resources on growth markets, we are continually challenging our management team to lower expenses in all segments through technology-assisted productivity improvements. The effect of these and other efforts, such as labor agreements and early retirement and voluntary separation plans, has been to decrease the Company’s cost structure. The Company has reduced workforce levels by approximately 2,800 since 1998, which will provide ongoing expense benefits. Labor and benefits expenses declined by approximately $23 million for the nine months ended September 30, 2004 compared to the same period in 2003 largely as a result of early retirement and voluntary separation plans in 2003.

•	Capital Allocation — Capital spending has been, and will continue to be directed toward growth markets. High-speed wireless data, replacement of TDMA networks as well as voice over the Internet and expanded services to enterprise markets, are examples of areas of capital spending in support of these growth markets.

•	Cash Flow Generation — The financial statements reflect the emphasis by management on using cash provided by our operating and investing activities towards reducing our debt and funding our pension plans.

          Supporting these key focus areas are continuing initiatives to more effectively package and add more value to our products and services. Innovative product bundles include local wireline services, long distance, wireless and broad band data for consumer and general business retail customers.

CONSOLIDATED RESULTS OF OPERATIONS

          In this section, we discuss our overall results of operations and highlight special and non-recurring items. In the following section, we review the performance of our two segments. We believe this presentation will assist readers in better understanding our results of operations and trends from period to period.

Consolidated Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
	2004	2003	% Change	2004	2003	% Change
	(In millions)			( In millions )
Local	$137	$142	(4)%	$410	$435	(6)%
Network Access	59	64	(8)	206	223	(8)
Long Distance	31	36	(14)	103	102	1
Cellular	49	46	7	145	141	3
Paging	—	—	—	—	1	—
Directory and Other	25	21	19	65	59	10

Consolidated revenues	$301	$309	(3)	$929	$961	(3)

          Consolidated revenues for the third quarter of 2004 decreased by $8 million, or 3%, to $301 million from $309 million for the same period in 2003. For the nine months ended September 30, 2004, consolidated revenues decreased $32 million, or 3%, to $929 million from $961 million for the same period in 2003. These decreases were primarily the result of lower revenues from local basic services and network access, partially offset by higher directory and other services revenues.

          Local service revenues for the quarter ended September 30, 2004 decreased $5 million, or 4%, to $137 million from $142 million for the comparable 2003 period. For the nine months ended September 30, 2004, local service revenues decreased $25 million, or 6%, to $410 million from $435 million for the same period in 2003. These decreases were primarily due to a decline in basic voice services driven by a 5% decrease in access lines, the absence of touchtone billing and a decrease in public phone services.

          Network access revenues for the quarter ended September 30, 2004 decreased $5 million, or 8%, to $59 million when compared to $64 million for the same period in 2003. For the nine months ended September 30, 2004, network access revenues decreased $17 million, or 8%, to $206 million when compared to $223 million for the same period in 2003. These decreases were driven by a decrease in intra-island access revenues due to the implementation of phase rate reduction required by the TRB in its Resolution and Order issued on February 28, 2002 (the “February 2002 Order”). See “Regulatory and Other Matters – Intra-Island Long Distance Access Rate Dispute”.

          Directory and other revenues for the quarter ended September 30, 2004 increased $4 million, or 19%, to $25 million from $21 million for the same period in 2003. For the nine months ended September 30, 2004, directory and other revenues increased $6 million, or 10%, to $65 million from $59 million for the same period in 2003. These increases were mainly due to increased revenues from unbundled network services.

Consolidated Operating Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2004	2003	%Change	2004	2003	%Change
	(In millions)			(In millions)
Labor and benefits	$88	$100	(12)%	$281	$303	(7)%
Other operating expenses	98	175	(44)	254	408	(38)

Total consolidated operating expenses	$186	$275	(32)	$535	$711	(25)

          Consolidated operating expenses for the quarter ended September 30, 2004 decreased $89 million, or 32%, to $186 million from $275 million for the same period in 2003. For the nine months ended September 30, 2004, consolidated operating expenses decreased $176 million, or 25%, to $535 million from $711 million for the same period in 2003.

          Labor and benefit expenses for the quarter ended September 30, 2004 decreased $12 million, or 12%, to $88 million from $100 million for the same period in 2003. For the nine months ended September 30, 2004, labor and benefit expenses decreased $22 million, or 7%, to $281 million from $303 million for the same period in 2003. These decreases were mainly due to a decrease in pension and OPEB expenses mainly associated with the Company’s recognition of the Medicare Drug

Act 2003 as determined by our actuaries. See Note 9 to the unaudited condensed consolidated financial statements.

          Other operating expenses for the quarter ended September 30, 2004 decreased $77 million, or 44%, to $98 million from $175 million for the same period in 2003. For the nine months ended September 30, 2004, other operating expenses decreased $154 million, or 38%, to $254 million from $408 million for the same 2003 period. These decreases were primarily due to the absence of the pre-tax reserve for the end-user and AT&T refund directed by the TRB in its February 2002 Order which was recognized during the quarter ended September 30, 2003. See “Regulatory and Other Matters – Intra-Island Long Distance Access Rate Dispute.” Other factors contributing to the reduction were a decrease in bad debt expense due to a settlement with the PRDOE with respect to amounts owed and a decrease in management fees as the Verizon Management and Technology License Agreements expired on March 2, 2004 and replaced by a new Service Agreement. See “Regulatory and Other Matters – Puerto Rico Department of Education (the “PRDOE”) Debt”.

Other Consolidated Results

	Three Months Ended September 30,			Nine Months Ended September 30,
	2004	2003	%Change	2004	2003	%Change
	(In millions)			(In millions)
Retirement and voluntary separation provision	$—	$—	—%	$2	$5	(60)%
Depreciation and amortization	65	64	2	195	187	4
Interest expense and others	11	19	(42)	33	43	(23)
Equity income in joint venture	(1)	(1)	—	(2)	(2)	—
Minority interest in consolidated subsidiary	1	—	—	2	1	100
Income tax (benefit) expense	14	(19)	(174)	64	5	1,180
Cumulative effect of accounting change	—	—	—	—	(59)	(100)

Total Other Consolidated Results	$90	$63	43	$294	$180	63

Retirement and voluntary separation provisions

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

Depreciation and amortization expense

          Depreciation and amortization expense of $65 million for the quarter ended September 30, 2004 was $1 million higher than the same period in 2003. Depreciation and amortization expense of $195 million for the nine months ended September 30, 2004 was $8 million higher, or 4%, than the same period in 2003. The increase in depreciation and amortization expense is mainly due to the accelerated depreciation on TDMA network resulting from management’s decision during 2003 to migrate all TDMA customers to the CDMA platform in 2004 and an increase in software amortization expense due to the implementation of various operational support systems.

Interest expense and other

          Interest expense of $11 million for the quarter ended September 30, 2004 was $8 million, or 42%, lower than for the comparable 2003 period. The decrease was primarily due to the absence of the interest associated with the pre-tax reserve recognized during the same 2003 period for the end-user and AT&T refund referred to in the February 2002 Order.

          Interest expense of $33 million for the nine months ended September 30, 2004 was $10 million lower, or 23%, than for the same 2003 period due to a decrease in capitalized interest of $3 million resulting from the write-off of the billing software system, during the six months ended June 30, 2003 and a decrease in other interest expense of $8 million associated with the partial reversal during the nine months ended September 30, 2004 of the pre-tax reserve for the end-user and the AT&T refund referred to in the February 2002 Order.

Equity income from joint venture

          Equity income was generated from our 24% interest in VISI, the largest yellow page publishing company in Puerto Rico. For the quarter ended September 30, 2004, equity income remained constant at $1 million compared to the same period in 2003. Also, for the nine months ended September 30, 2004, equity income remained constant at $2 million compared to the same period in 2003

Minority interest in consolidated subsidiary

          The $1 million and $2 million minority interest included in the Company’s results of operations for the quarter ended September 30, 2004 and for the nine months ended September 30, 2004, respectively, reflect the 33% interest in Coqui.net, that is held by Popular, Inc., one of our shareholders.

Income taxes

          The effective income tax rate is the provision for income taxes as a percentage of income before tax from continuing operations. A $14 million tax provision for the quarter ended September 30, 2004 reflects a 37.5% effective tax rate. For the nine months ended September 30, 2004, a $63.8 million tax provision reflects a 38.5% effective tax rate. The difference between the effective and the statutory tax rate (39%) equates $1.4 million, primarily reflecting permanent differences related to recognition of equity income from the joint venture and amortization of tax-deductible goodwill.

Cumulative effect of accounting change

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

SEGMENT RESULTS OF OPERATIONS

          The Company has two reportable segments, Wireline and Wireless. See Note 17 to the unaudited condensed consolidated financial statements for additional information on the Company’s segments. Reclassifications of prior period’s data have been made to conform to the current period’s presentation.

     The Wireline segment consists of:

•	Local services, including basic voice, telephone and telecommunications equipment rentals, value-added services, high-speed private line services, Internet access and public phone service;

•	Long distance services including direct dial on-island and off-island, operator assisted calls, prepaid calling card and high-speed private line services;

•	Access services to long distance carriers, competitive local exchange carriers, and cellular and paging operators to originate and terminate calls on the Company’s network;

•	Directory publishing rights services; and

•	Telecommunication equipment sales and billing and collection services to competing long distance operators in Puerto Rico.

     The Wireless segment consists of:

•	Cellular services; and

•	Wireless equipment sales.

Wireline Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
	2004	2003	% Change	2004	2003	% Change
	(In millions)			(In millions)
Local	$139	$145	(4)%	$417	$440	(5)%
Network Access	60	64	(6)	207	225	(8)
Long Distance	31	36	(14)	105	104	1
Directory and Other	18	17	6	51	49	4

Total Wireline	$248	$262	(5)	$780	$818	(5)

     OPERATING DATA

	Three Months Ended September 30,			Nine Months Ended September 30,
	2004	2003	% Change	2004	2003	% Change
Access Lines in Service (000’s):
Residential	897	949	(5)%	897	949	(5)%
Business	284	293	(3)	284	293	(3)

Total	1,181	1,242	(5)	1,181	1,242	(5)

          Wireline revenues include local service, network access, long distance, directory and other revenues. For the quarter ended September 30, 2004, wireline revenues decreased $14 million, or 5%, to $248 million from $262 million for the same period in 2003. For the nine months ended September 30, 2004, wireline revenues decreased $38 million, or 5%, to $780 million from $818 million for the same period in 2003.

Local Services

          Local service revenues include revenues from basic voice, telephone and telecommunications equipment rental, value-added services, high-speed private line services, Internet access, and public phone service. Local service revenues for the quarter ended September 30, 2004 decreased $6 million, or 4%, to $139 million from $145 million for the same period in 2003. The decrease is due to decreased revenues from local voice services of $7 million partially offset by increased revenues from local data services of $2 million. The decrease in revenues from local voice services was driven mainly due to lower access lines and a decrease in public phone revenues of $2 million. The increase in local data service revenues was primarily driven by an increase in the number of customers requesting our high-speed special services and internet services, which resulted in a $1 million increase in both high-speed special services and internet service revenue.

          Local service revenues for the nine months ended September 30, 2004 decreased $23 million, or 5%, to $417 million from $440 million for the same period in 2003. The decrease was driven by a decrease in revenues from basic voice services of $25 million mainly due to 5% fewer access lines and the elimination of touchtone charges.

Network Access

          Network access revenues include revenues from services provided to long distance carriers, competitive local exchange carriers, and cellular and paging operators to originate and terminate calls on our network. These revenues for the quarter ended September 30, 2004 decreased $4 million, or 6%, to $60 million, compared to $64 million for the same period in 2003. The decrease was driven by a decrease in intra-island access revenues of $9 million due to the implementation of phased rate reduction required by the TRB in the “February 2002 Order” and included in the integrated plan and a decrease in off-island special revenues of $1 million, which were offset in part by an increase in off-island switching revenues of $6 million. See “Regulatory and Other Matters – Intra-Island Long Distance Access Rate Dispute”.

          These revenues for the nine months ended September 30, 2004 decreased $18 million, or 8%, to $207 million compared to $225 million for the same period in 2003. The decrease was driven by a decrease in intra-island access revenues of $20 million due to the implementation of phased rate reductions required by the TRB in the February 2002 Order and agreed to as part of the integrated plan, partially offset by an increase in subscriber line charges of $3 million.

Long Distance

          Long distance revenues include direct dial on-island and off-island, operator-assisted calls, prepaid calling cards and on-island private line long distance revenues. Long distance revenues for the quarter ended September 30, 2004 decreased $5 million, or 14%, to $31 million from $36 million for the same period in 2003 as a result of the impact of the Extended Area Service (EAS) implementation and a decrease in long distance call volumes. See “Regulatory and Other Matters – Extended Area Service (EAS) Local Calling Zone Dispute”.

          Long distance revenues for the nine months ended September 30, 2004 increased $1 million, or 1%, to $105 million from $104 million for the same 2003 period. The increase was due to an increase in on-island private line revenues of $9 million resulting from an increase in the client base, which was partially offset by a decrease in intra-island long distance revenues of $7 million and in off-island long distance revenues of $1 million as a result of the impact of the EAS implementation and a decrease in long distance call volumes.

Directory and Other

          Directory and other revenues include revenues from directory publishing rights, telecommunication equipment sales and billing and collection services provided to competing long distance operators in Puerto Rico. Directory and other revenues for the quarter ended September 30, 2004 increased $1 million, or 6%, to $18 million from $17 million for the same period in 2003 due to an increase in directory revenues of $5 million, which was partially offset by a decrease in wireline equipment sales of $1 million, a decrease in billing and collections revenues of $1 million and a decrease in revenues from other services to carriers of $1 million.

          Directory and other revenues for the nine months ended September 30, 2004 increased $2 million, or 4%, to $51 million from $49 million for same period in 2003. The increase was mainly due to an increase of $7 million in unbundled network services, which was offset, in part, by a decrease in revenues from billing and collection services of $2 million, a decrease in revenues from wireline equipment sales of $3 million and a decrease in other service revenues to carriers of $1 million.

Wireline Expense and Charges

	Three Months Ended September 30,			Nine Months Ended September 30,
	2004	2003	%Change	2004	2003	%Change
	(In millions)			(In millions)
Labor and benefits	$80	$93	(14)%	$257	$280	(8)%
Other operating expenses	66	146	(55)	162	320	(49)

Total Wireline	$146	$239	(39)	$419	$600	(30)

          Wireline expenses for the quarter ended September 30, 2004 decreased $93 million, or 39%, to $146 million from $239 million for the same period in 2003. Wireline expenses for the nine months ended September 30, 2004 decreased $181 million, or 30%, to $419 million from $600 million for the same period in 2003.

Labor and benefits

          Labor and benefit expenses for the quarter ended September 30, 2004 decreased $13 million, or 14%, to $80 million from $93 million for the same period in 2003, due to a decrease in pension and OPEB expenses of $8 million and a headcount reduction which resulted in a decrease in salary expenses of $2 million and a decrease in expatriate expenses of $3 million.

          Labor and benefit expenses for the nine months ended September 30, 2004 decreased $23 million, or 8%, to $257 million from $280 million for the same period in 2003, due to a decrease in pension and OPEB expenses of $9 million, and a headcount reduction which resulted in a decrease in salary expenses of $8 million and a decrease in expatriate expenses of $5 million.

Other operating expenses

          Other operating expenses for the quarter ended September 30, 2004 decreased $80 million, or 55%, to $66 million from $146 million for the same period in 2003. The decrease was due to the absence of the pre-tax reserve, established during the same period in 2003, of $66 million for the end-user and AT&T refund previously referred to, which was recognized during the quarter ended September 30, 2003. See “-Regulatory and Other Matters – Intra-Island Long Distance Access Rate Dispute.” In addition, bad debt expense decreased $16 million due to PRTC’s agreement with the Puerto Rico Department of Education (The PRDOE) to settle the amounts owed by the PRDOE under the PRDOE’s Reeducate Program out of court. See “Regulatory and Other Matters – Puerto Rico Department of Education (The “PRDOE”) Debt.” These decreases were offset in part by higher regulatory fees of $2 million mainly due to an increase in revenues subject to regulatory fees.

          Other operating expenses for the nine months ended September 30, 2004 decreased $158 million, or 49%, to $162 million from $320 million for the same 2003 period. The decrease was primarily due to the fact that the 2003 results included a $29 million write-off of the billing software system which was abandoned by the Company and recognized for the nine months ended September 30, 2003, and a $66 million pretax reserve for the end user and AT&T refund previously referred to. Of the latter reserve, $43 million was reversed during the nine months ended September 30, 2004. See “Regulatory and Other Matters – Intra-Island Long Distance Access Rate Dispute.” Two other changes contributed to the reduction in expenses: a decrease in management fees of $7 million as the Verizon Management and Technology License Agreements expired on March 2, 2004 and was replaced by a new Service Agreement and a decrease in bad debt expense of $19 million due to PRTC’s agreement with the PRDOE. See “Regulatory and Other Matters – Puerto Rico Department of Education (The “PRDOE”) Debt.” These decreases were partially offset by higher off-island long distance access charges of $3 million and higher regulatory fees of $2 million mainly due to an increase in revenues subject to regulatory fees.

Wireless Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
	2004	2003	% Change	2004	2003	% Change
	(In millions)			(In millions)
Postpaid Cellular	$46	$40	15%	$131	$121	8%
Prepaid Cellular	4	7	(43)	14	20	(30)

Total Cellular	50	47	6	145	141	3
Paging	—	—	—	—	1	—
Wireless Equipment	6	4	50	14	9	56

Total Wireless	$56	$51	10	$159	$151	5

     OPERATING DATA

	Three Months Ended September 30,			Nine Months Ended September 30,
	2004	2003	% Change	2004	2003	% Change
Cellular Customers (000’s):
Postpaid	262	237	11%	262	237	11%
Prepaid	89	117	(24)	89	117	(24)

Total	351	354	(1)	351	354	(1)
Postpaid Cellular Average Revenue Per Unit (ARPU)	$50	$51	(2)%	$49	$52	(6)%
Prepaid Cellular ARPU	16	17	(6)	17	19	(11)
Combined Cellular ARPU	41	40	3	40	40	—

          Revenues from cellular services and related equipment sales for the three months ended September 30, 2004 increased $5 million, or 10%, to $56 million from $51 million for the comparable 2003 period. Revenues from cellular services and related equipment sales for the nine months ended September 30, 2004 increased $8 million, or 5%, to $159 million from $151 million for the comparable 2003 period.

Cellular Services

          Cellular service revenues for the quarter ended September 30, 2004 increased $3 million, or 6%, to $50 million from $47 million for the same period in 2003. For the nine months ended September 30, 2004, cellular services increased $4 million, or 3%, to $145 million from $141 million for the same period in 2003. These increases were primarily the result of an increase of 25,000 post paid cellular customers for the third quarter of 2004 compared to the same period in 2003 due to attractive price plans and the implementation of marketing strategies to align the Company’s product and service offerings with those of Verizon Wireless in the United States.

Wireless Equipment

          Revenues from wireless equipment sales increased $2 million, or 50%, to $6 million for the quarter ended September 30, 2004 from $4 million for the comparable 2003 period and increased $5 million, or 56%, to $14 million for the nine months ended September 30, 2004 from $9 million for the comparable 2003 period. These increases are the result of postpaid contract renewals and customer adquisitions.

Wireless Expenses and Changes

	Three Months Ended September 30,			Nine Months Ended September 30,
	2004	2003	%Change	2004	2003	%Change
	(In millions)			(In millions)
Labor and benefits	$8	$8	—%	$23	$24	(4)%
Other operating expenses	33	29	14	91	87	5

Total Wireless	$41	$37	11	$114	$111	3

          Wireless expenses for the quarter ended September 30, 2004 increased $4 million, or 11%, to $41 million from $37 million for the same period in 2003. Wireless expenses for the nine months ended September 30, 2004 increased $3 million, or 3%, to $114 million from $111 million for the same period in 2003.

Labor and benefits

          Labor and benefit expenses for the quarter ended September 30, 2004 remained constant at $8 million compared to the same period in 2003.

          Labor and benefit expenses for the nine months ended September 30, 2004 decreased $1 million, or 4%, to $23 million from $24 million for the same period in 2003, which was due to a decrease in salary-related expenses resulting from fewer employees for the nine months ended September 30, 2004 compared with the same period in 2003.

Other operating expenses

          Other operating expenses for the quarter ended September 30, 200 Net cash used in investing activities for the nine months ended September 30, 2004 was $103 million compared to $104 million for the same period in 2003. The $1 million decrease in net cash used in investing activities was due to a $6 million decrease in capital expenditures and costs of removal as a result of decreased spending on specific software projects, as well as a general decrease in spending as the Company aligned its capital spending with softening demand for new wireline service, offset by a $5 million decrease in proceeds from the sale of buildings in 2003.

          Other operating expenses for the nine months ended September 30, 2004 increased $4 million, or 5%, to $91 million from $87 million for the comparable 2003 period. The increase was due to a higher subsidy on equipment sales of $7 million partially offset by a decrease in cellular roaming expenses of $3 million due to the termination of a $3 million contract with a wireless service provider for the usage of their CDMA network at the end of the third quarter of 2003.

LIQUIDITY AND CAPITAL RESOURCES

CONSOLIDATED FINANCIAL CONDITION

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2003

	Nine Months Ended September 30,
	2004	2003	Change
	(Dollars in Millions)
Net cash provided by (used in):
Operations	$205	$264	$(59)
Investing	(103)	(104)	1
Financing	(2)	(170)	168

OVERALL LIQUIDITY ASSESSMENT

          The Company believes that cash provided by operations is sufficient to meet its working capital needs. At September 30, 2004, current assets exceeded current liabilities by $137 million. We believe our sources of funds, from operations and from readily available external financing arrangements, are sufficient to meet ongoing requirements related to operating, financing and investing activities. We expect that presently foreseeable capital requirements will continue to be financed through internally generated funds.

          On March 2, 2004, the Company entered into a new unsecured, undrawn $360 million 364-day revolving credit facility, which matures in March 2005. An undrawn $40 million working capital credit facility, which matured in June 2004 was renewed and matures on June 30, 2005. See Note 13 to the unaudited condensed consolidated financial statements for more detailed information.

OPERATIONS

Net cash provided by operating activities continued to be our primary source of funds. For the nine months ended September 30, 2004, net cash provided by operating activities was $205 million compared to $264 million for the same period in 2003. The $59 million decrease was primarily due to a $66 million increase in pension plan contributions, which are part of management’s strategy to fully fund the pension plans by 2007 partially offset by a decrease in OPEB disbursements of $8 million associated with the Company’s recognition of the effects of the Medicare Drug Act. See Note 9 to the unaudited condensed consolidated financial statements for more detailed information.

INVESTING

          Net cash used in investing activities for the nine months ended September 30, 2004 was $103 million compared to $104 million for the same period in 2003. The $1 million decrease in net cash used in investing activities was due to a $6 million decrease in capital expenditures and costs of removal as a result of decreased spending on specific software projects, as well as a general decrease in spending as the Company aligned its capital spending with softening demand for new wireline service, offset by a $5 million decrease in proceeds from the sale of buildings in 2003.

          We have invested approximately $1.2 billion from the date of the Acquisition through September 30, 2004 to expand and enhance our networks. Our planned capital expenditures for 2004 are approximately $160 million, which we expect to finance with internally generated funds.

FINANCING

          Net cash used in financing activities for the nine months ended September 30, 2004 and 2003 was $2 million and $170 million, respectively. We reduced outstanding debt, including capital leases by $30 million for the nine months ended September 30, 2004 and by $142 million for the same period in 2003. Borrowings under term credit facilities, working capital facilities and commercial paper decreased from $153 million at December 31, 2003 to $123 million at September 30, 2004 and from $323 million at December 31, 2002 to $181 million at September 30, 2003.

          In connection with the Acquisition, PRTA agreed to contribute cash or stock worth a total of $200 million as a capital contribution in five equal $40 million installments over five years beginning on March 2, 2000 to partially fund its under funded pension and other post-employment benefit obligations. In March 2004, the Company received the fifth and final $40 million installment in cash from PRTA. See Note 15 to the unaudited condensed consolidated financial statements for more information.

          The shareholders’ agreement requires the payment of dividends equal to at least 50% of our consolidated net income, payable quarterly to the extent that funds are legally available therefore. For the nine months ended September 30, 2004, the Company paid dividends in the amount of $12 million, which were declared in the first quarter of 2004. Dividends in the amount of $27 million were declared in the third quarter of 2004 were not paid until October 2004. For the six months ended June 30, 2003, the Company paid dividends in the amount of $68 million, which were declared in the first quarter of 2003 and the fourth quarter of 2002. The senior notes indentures and credit facility agreements do not contain restrictions on the payment of dividends.

OFF-BALANCE SHEET ARRANGEMENTS

          The Company currently does not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

CONTRACTUAL OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS

          The following table provides a summary of our contractual obligations and commercial commitments at September 30, 2004. Additional detail about these items is included in the notes to the unaudited consolidated financial statements.

Contractual Obligations &
Other Commercial Commitments:	Payments Due In Period
	(Dollars in Millions)
	Total	2004	2005	2006	2007	2008	Thereafter
Long Term Debt, including interest rate swap	$705	$—	$—	$405	$—	$—	$300
Term Credit Facilities	123	—	123	—	—	—	—
Pension Benefit Obligations	528	177	127	111	87	16	10
Operating Leases	47	12	10	7	4	2	12

Total	$1,403	$189	$260	$523	$91	$18	$322

REGULATORY AND OTHER MATTERS

REGULATORY AND COMPETITIVE TRENDS

          Regulatory activity at the federal and local levels has been primarily directed at meeting challenges in maintaining support for local exchange rates and Universal Service while effecting the rate rebalancing and restructuring required by an increasingly competitive environment. Among the issues generating regulatory activity are the expansion of local calling areas, local number portability requirements, interconnection agreements, the FCC’s triennial review and the elimination of reverse toll billing.

          We have continued to meet the wholesale requirements of new competitors and have signed agreements with wireless and wireline carriers. These agreements permit these carriers to purchase unbundled network elements, resell retail services, and interconnect their networks with ours.

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

April 2002: From 9.3 cents per minute to 7.9 cents per minute
April 2003: From 7.9 cents per minute to 6.5 cents per minute
April 2004: From 6.5 cents per minute to 5.0 cents per minute
April 2005: From 5.0 cents per minute to 2.1 cents per minute

          The February 2002 Order also requires PRTC to pay a $68 million refund to end-user customers. The TRB calculated this amount based on the difference between the 9.3 cents and 7.9 cents rate for TRB estimated traffic from the period April 1, 2000 through March 31, 2002. The refund can be made in 12 quarterly, equal installments starting April 1, 2002. The Company filed with the Puerto Rico Circuit Court of Appeals (“Court”) an appeal of the February 2002 Order in which the Company alleges that the TRB made errors of law and procedure in its determination of access charges and its order to make the cash refund.

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

          The hearing involving oral presentations by the parties was held on February 19, 2003. On April 22, 2003, the parties filed their corresponding post-hearing final briefs submitting the case for final adjudication. On August 19, 2003, the Court issued its final decision on the proceeding confirming the TRB Order on Reconsideration of February 28, 2002 in all respects and rejecting the claims of PRTC and the Carriers. On September 4, 2003, PRTC requested reconsideration of the Court’s determination on the grounds that although the Court correctly described the applicable legal standards the Court erred in applying those standards to the facts of the case. On October 2, 2003, the Court denied PRTC’s reconsideration request. As a result of the Court’s decision, the Company established a pre-tax reserve of $73 million, including interest, in September 2003 (3rd quarter) for the end-user and AT&T refund referred to in the February 2002 Order. This reserve is in addition to the reserve established in connection with the stay of the TRB Order on Reconsideration issued by the Court.

          On October 30, 2003, the Company filed a petition for a writ for certiorari before PR Supreme Court challenging the $68 million refund portion of the Order. The phased-rate reduction portion of the Order was settled with the major carriers. See “Carrier Access Billing”.

          In November 2003, the Company proposed, and two members of the TRB indicated their support for, a plan to revise the TRB’s end-user refund order and end the dispute over this issue. First, PRTC has filed tariffs implementing the reduction in intra-island access charges ordered by the TRB in its Order on Reconsideration of February 27, 2002. The composite per minute access rate was reduced from 9.3 cents to 6.5 cents on January 1, 2004 and will continue to decrease in accordance with the TRB phase reduction schedule, which will end on April 1, 2005. In addition, PRTC agreed to implement a phased reduction in the number of local exchange calling areas from 68 to 10, the first phase of which became effective in February 2004, coupled with the deferred implementation of a flat charge designed to offset the resulting revenue losses. The plan included a number of other elements benefiting consumers; elimination of touchtone charges; one time credits for single line residential customers equal to their basic monthly service rate in December 2003 and June 2005 of approximately $14 million; and a commitment not to raise residential rates through December 2006 without providing certain information to the TRB in advance. The 2003 cash flow impact was a reduction of $16 million to the pre-tax reserve associated with one of the two one-time single line credits.

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

          On April 23, 2004, PRTC and Centennial entered into a settlement agreement and on April 29, 2004, jointly filed a motion with the Supreme Court informing the Supreme Court of the settlement. Centennial withdrew its opposition to PRTC’s petition and on April 30, 2004, the Puerto Rico Supreme Court issued a Resolution denying PRTC’s petition for certiorari on the grounds of that the issue was moot.

          As a result of the TRB’s support of the revision to the end-user refund order through agreed rate reductions and consolidation of calling areas, the final settlement of carrier access rate disputes and the Supreme Court resolution rendering the litigation moot; the Company revised the pre-established contingency at $14 million, associated with the expected June 2005 single line credit.

EXTENDED AREA SERVICE (EAS) LOCAL CALLING ZONE DISPUTE

          In December 2003, AT&T and Sprint, (later followed by TLD) challenged PRTC’s actions in implementing the reduction of calling areas before the TRB, and sought an injunction to further reductions in the number of calling areas. PRTC has opposed the request for the injunction and intends to fulfill its commitments to the TRB. The TRB considered the matter in a hearing held on April 28, 30 and May 3, 2004 and determined that the carrier’s request for injunctive relief should not proceed. The TRB allowed PRTC to implement its EAS Phase IV as scheduled on May 4, 2004 and ordered PRTC to sustain from further EAS implementation until an expedited investigation process is completed.

          On May 6, 2004, PRTC submitted to the TRB and to the carriers a proposed expedited schedule in an effort to resolve the investigation prior to the next phase of the EAS implementation, which was scheduled for June 7, 2004 and covers Puerto Rico’s metro area. A hearing on the investigation was held on June 2, 2004.

          After the hearing, the TRB terminated the stay it had issued and allowed PRTC to continue to the next phase of the EAS implementation, subject to the satisfaction of certain customer information and data collection requirements relating to the impact of the EAS implementation on measured service customers. On June 7, 2004, the TRB allowed the Company to continue with the implementation of the metro area zone, which is the largest zone.

          As a result of the TRB’s determination subsequent to the hearing of June 2, 2004, the Company reduced the reserve originally established in September 2003 to $14 million.

          On July 8, 2004, the TRB issued a Resolution and Order initiating the investigation process regarding the EAS implementation impact on measured service customers. The TRB ordered PRTC to submit monthly reports that would reflect the impact on measured service customers. PRTC complied with the filing of the first two reports on September 7 and October 7, 2004. PRTC is also required to file a report on its customer information program with respect to EAS on that date.

          On September 20 and September 22, 2004, AT&T and Sprint filed a motion requesting authorization to amend the complaint and and to obtain discovery from PRTC. On October 4, 2004, PRTC opposed to both motions. A resolution on both motions is pending.

          As of October 4, 2004, PRTC has completed all phases of its EAS implementation program.

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

PUBLIC TELEPHONE SERVICE PROVIDER — ANTI COMPETITIVE ACTIONS

          On November 8, 2001, Teléfonos Públicos de Puerto Rico, Inc. (“TPPR”), the largest competitive provider of public pay phones in Puerto Rico filed a lawsuit against us in the United States District Court of Puerto Rico, claiming predatory, exclusionary and anticompetitive acts and seeking $75 million in damages. The Company filed a motion to dismiss the lawsuit which was largely denied by the Court on August 2004. The lawsuit is currently in the discovery stage and trial is scheduled to begin November 22, 2004. The Company’s management believes that TPPR’s claim is without merit.

          Pan American Telephone, Inc., Intouch Telecommunications, Inc., and Choicetel Communications, Inc., three other competitive providers of public pay phones in Puerto Rico, also filed a similar lawsuit against us in the United States District Court of Puerto Rico on September 4, 2002 on the same grounds. On November 8, 2002, we filed a motion to dismiss the lawsuit and/or in the alternative to consolidate the lawsuit with TPPR’s lawsuit. The Court denied the motion to dismiss without prejudice. On September 7, 2004, the parties filed a joint motion for dismissal with prejudice after reaching a settlement agreement which puts an end to all claims and controversies between them in the proceeding. On October 4, 2004, the Court dismissed the case with prejudice.

          On August 16, 2002, PSA, the parent company for Phoenix of Puerto Rico, filed a lawsuit against PRTC in the United States bankruptcy court in the District of Delaware, claiming anti competitive acts. The claims have since been transferred to the United States District Court of Delaware and the disputes between the two parties include PRTC’s amended administrative claim against PSA, and PSA’s claim for over $9 million from PRTC. PRTC’s motion to change venue to Puerto Rico was granted by the United States District Court of Delaware and the motion to dismiss is currently pending before the United States District Court of Puerto Rico. On September 24, 2004, the Court issued an Opinion and Order granting PRTC’s motion to dismiss.

PUERTO RICO DEPARTMENT OF EDUCATION (THE “PRDOE”) DEBT

          On June 30, 2003, PRTC filed a complaint against the PRDOE with the Puerto Rico Superior Court, seeking collection of fees due for services rendered under the PRDOE’s Reeducate Program, which is based on the Federal E-Rate Program, from 1999 to June 30, 2003. The Reeducate Program funds Internet connections for schools throughout Puerto Rico and PRTC has provided contracted services to the PRDOE. Based on PRTC’s review of its services rendered under the Reeducate Program, the outstanding amount that PRDOE currently owes to PRTC is $34 million. Under the E-Rate program, 89% of this amount is to be paid by the FCC’s School & Libraries Division (“SLD”), which administers the Federal E-Rate Program, if the funding for the fourth and fifth years under the program is released. PRTC is currently evaluating the outstanding amounts owed by PRDOE for the third year under the program, which we believe is approximately $1.2 million, after SLD paid its corresponding percentage (87%) under the program.

          On March 4, 2004, PRTC filed a motion to dismiss the complaint based on an agreement with the PRDOE to attempt to settle the amounts owed out of court. On March 24, 2004, the court dismissed the case without prejudice.

          In November 2003, the FCC directed SLD to audit the PRDOE’s compliance with the E-Rate program rules as well as billings for the Reeducate Program for years one through three of the program before the funds will be released. The audit of the PRDOE began on May 15, 2004. The auditor has contacted PRTC and PRTC is cooperating with the audit. There is no scheduled timetable for the completion of the audit process. Upon completion of that audit, SLD will determine if there is a need to recover any, or all, of the funds that were distributed during those years to the PRDOE and its vendors, including PRTC.

          On June 17, 2004, the United States House Energy and Commerce Committee Subcommittee on Oversight and Investigations held a hearing entitled “Problems with the E-Rate Program: Waste, Fraud, and Abuse Concerns in the Wiring of Our Nation’s School’s to the Internet”. Representatives from PRTC, as well as representatives from the PRDOE testified at the hearing. This hearing was one of a series of ongoing hearings focused upon the E-Rate program.

          At the beginning of July, 2004, the Universal Service Administrative Company (USAC), the E-Rate program’s administrator commenced the audit directed by the FCC. The audit was divided into two time periods: Years 1 to 3 (1999 to June 2001) and Years 4 and 5 (July 2001 to June 2003). PRTC has been providing information with respect to contracts, billing, payments and the network designed and installed by PRTC, and service levels provided in response to requests from the auditors.

          On July 30, 2004, the FCC released its Fourth Report and Order addressing the manner in which funds would be recovered under the E-Rate program. On August 13, 2004, the FCC released its Fifth Report and Order (Order) in the same proceeding adopting measures to address issues raised in audit conducted as part of ongoing oversight of the schools and libraries support mechanisms and programmatic concerns noted by its Office of Inspector General. Based on the standards established by the FCC, PRTC does not believe that amounts it has received from the E-Rate program are subject to recovery. PRTC is implementing procedures to ensure compliance with the requirements established by the Order.

TOUCHTONE CHARGES

               On November 17, 2003, six residential subscribers and eight business service subscribers filed a class action suit with the Superior Court of Puerto Rico (the “Superior Court”) under the Puerto Rico Telecommunications Act of 1996 (“Act”) and the Puerto Rico Class Action Act of 1971. The plaintiffs have claimed that the Company’s charges for touchtone service are not based on cost, and therefore violate of the Act. The plaintiffs have requested that the Superior Court (i) issue an order certifying the case as a class action, (ii) designate the plaintiffs as representative of the class, (iii) find that the charges are illegal, and (iv) order the Company to reimburse every subscriber for excess payments made since September 1996. On December 30, 2003, PRTC filed its answer to the complaint and requested dismissal on the grounds that the claim is not a legitimate class action suit. On February 17, 2004, the plaintiffs filed their first set of interrogatories and request for admissions to initiate discovery.

          A status conference was held on April 30, 2004 and the Superior Court ruled that at this stage of the proceedings the discovery process would be addressed, but not limited to the determination of the class.

          On June 28, 2004, a second hearing was held. During this hearing PRTC was ordered to submit responses to the plaintiffs’ request for admissions and to their first and second sets of interrogatories. PRTC submitted its responses to the plaintiffs’ request for admissions and to their first and second sets of interrogatories on July 6 and July 16, 2004, respectively. However, these responses were limited to the issue of class certifications, and the interrogatories and requests for admissions relating to the merits of the case were objected and a protective order was requested. The Superior Court denied PRTC’s requests and ordered full responses. On July 16, 2004, PRTC filed a writ of certiorari with the Puerto Rico Court of Appeals seeking reversal of the Superior Court’s order allowing discovery concerning the merits of the case before the class certification issue is resolved. On October 13, 2004, plaintiffs filed a motion opposing to PRTC’s writ of certiorari. A determination is pending before the Court of Appeals.

          On October 8, 2004, plaintiffs filed with the Superior Court a motion requesting the dismissal and substitution of one of the plaintiffs.

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

          In the February 2002 Order, the TRB provided that any prospective rate increase must first be applied against the gain from the wireless asset transfer, equating to $56 million applicable to intrastate. We plan to contest this position on the grounds that the wireless entity was set up after the last regulated intrastate rate increase in 1982 and therefore these costs were not included in setting such rates.

          Currently, the TRB is performing an agreed upon procedures audit, which includes an audit of the CTI asset transfer. The audit is in the field work stage. While we believe that the resolution of this matter and any related proceedings will not have a material impact on the Company’s financial condition and results of operations, we cannot predict the effect of any further regulatory actions.

PRICE CAP REGULATION

          Under the FCC’s “all or nothing” rule, telecommunications carriers that set interstate access rates based on a price cap formula are required to use the price cap formula for all of their affiliates. The price cap formula is based on a plan adopted by the FCC called the Coalition of Affordable Local and Long Distance Service (“CALLS”), which uses rate-of-return as a basis for setting rates. The Company would have been required to implement price caps by March 2, 2000 under the FCC’s rules. Prior to March 2, 2000, the Company had set its interstate access rates based on rate-of-return principles.

          However, the FCC delayed conversion to price cap regulation until June 30, 2002, and the Company requested an extension until June 30, 2003. Under an order issued by the FCC on April 18, 2002, the Company is no longer required to file a waiver request until the FCC completes its review of the “all-or-nothing” rule. In addition, upon the issuance of an Order and Second Further Notice of Proposed Rulemaking (the “Order”) by the FCC on February 28, 2004, the FCC deferred further action on the all-or-nothing rule until it reviews the record compiled in response to the further notice included in the Order. Additionally, in the Order the FCC stated that all outstanding interim waivers of the all-or-nothing rule that depend on the FCC’s decision shall continue to be effective until the FCC issues a final order on this matter. As a result, the Company currently continues to set its interstate access rates based on rate-of-return principles.

          On May 10, 2004, PRTC filed comments in response to the Order, requesting that the FCC eliminate the “all or nothing rule” or, in the alternative, if the rule is not eliminated, that the FCC grant PRTC’s 1999 waiver request to permit PRTC to remain a carrier that sets its interstate access rates based on rate-of-return principles. The basis of PRTC’s request is that if PRTC were no longer eligible to receive Interstate Common Line Support (“ICLS”), PRTC would require $139 million in additional universal service support to offset lost ICLS revenues and that the CALLS plan cannot accommodate PRTC since there is a $650 million cap on the equivalent support in the CALLS plan, which was based on the anticipated universal service needs of price cap carriers that were participating in the plan at the time of its adoption. There has been no announcement regarding the expected timing for the completion of this proceeding.

INTERSTATE HIGH COST SUBSIDY

          On October 21, 1999, the FCC adopted a new high cost loop support mechanism for non-rural companies, which has resulted in the phase out of the Company’s high cost loop subsidy revenues. The Company is classified as a non-rural telephone company under the United States Telecommunications Act of 1996. The Company’s high cost loop revenues were $49 million in 2000, $33 million in 2001 and $4 million in 2002. On February 28, 2003, PRTC sent a letter to the FCC, requesting that the FCC take action to restore the high-cost loop universal service support that the Company lost due to FCC policies adopted for non-rural telephone companies and arguing that the non-rural telephone company mechanism is based on cost characteristics of mainland telephone companies. PRTC requested that the FCC address the loss of its high cost loop universal service support by adopting rules for insular areas that are similar to those applied to rural carriers. If rural carrier rules were applied to PRTC it would continue to receive high cost loop support as it had prior to the adoption of the FCC’s

1999 rules for non-rural telephone companies. On October 27, 2003, the FCC issued an order rejecting PRTC’s request for reconsideration that it be considered a rural carrier. However, the order did not address PRTC’s request to restore the high-cost universal service support based on the establishment of a new high cost loop support mechanism for insular carriers. On January 14, 2004, PRTC filed a petition for clarification and/or reconsideration of several portions of the FCC Order of October 27, 2003 on the grounds that the FCC has not acted upon the specific mandate of Section 254 to provide support for insular areas. No announcement has been made regarding the expected timing for addressing this issue.

TRB AGREED UPON PROCEDURES AUDIT

          As required by law, the TRB is currently conducting an ordinary audit of our affiliate transactions and regulatory accounting. We do not expect the results of this audit to have a material impact on the Company’s financial condition and result of operations.

WORLDNET ARBITRATION PROCEEDING

          Recently, an arbitrator resolved a dispute related to an interconnection contract between PRTC and WorldNet and rendered a decision which, among other things, requires PRTC to agree to contract terms establishing numerous service quality metrics, liquidated damages provisions, reduced prices for certain network elements, continuation of wholesale discounts, certain Operational Support System parity standards, and certain requirements with respect to bundled services. PRTC is examining the impact of this decision. In accordance with the applicable rules, the parties have executed and filed the arbitrated contract with the TRB.

          On June 7, 2004, PRTC filed a request for reconsideration of the TRB’s Resolution and Order which adopted the arbitrator’s decision and a request for stay of the new interconnection agreement until the reconsideration was finally resolved. WorldNet also filed a request for reconsideration. On June 17, 2004, the TRB issued a Resolution and Order accepting both motions for reconsideration and notified the parties that a final decision on both motions would be issued within ninety days from the date of the filing, (i.e., by September 7, 2004). On June 25, 2004, PRTC’s motion for a stay was granted.

          On September 7, 2004, the TRB issued its Order on Reconsideration requiring PRTC and WorldNet to submit a revised interconnection agreement by October 22, 2004, which was subsequently extended to October 29, 2004. The new agreement must be implemented within a period of six (6) months following the filing of the same.

          PRTC believes that some of the TRB’s determinations in the Order on Reconsideration are contrary to law, and on October 7, 2004, filed before the Federal District Court for the District of Puerto Rico (District Court) an appeal of the TRB’s Order on Reconsideration (Order) of September 7, 2004. In addition, we filed an emergency motion for a partial stay of the Order with the TRB. Worldnet has also appealed the TRB’s Order of September 7, 2004 to the Federal District Court.

          PRTC and Worldnet are continuing to negotiate a new interconnection agreement to meet the filing deadline established by the TRB.

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

          The Company’s depreciation expense is based on the composite group remaining life method using straight-line composite rates. This method provides for the recognition of the cost of the remaining net investment in telephone plant over the remaining asset lives. This method also requires a periodic evaluation of the average remaining useful lives related to the expected recoverability of the carrying value of assets based on changes in technology, environmental factors, the federal and local regulatory environment, industry and other competitive forces. Effective July 1, 2002, the Company revised its accounting estimates relating to depreciation based on a detailed review of the lives underlying the depreciation rates. The depreciation rate revisions reflect expected useful lives resulting from the impact of technology and future competition and more closely approximate the assumptions used by other telephone companies. These revisions resulted in a decrease in depreciation expense of approximately $12 million for the year ended December 31, 2003. Effective July 2004, the Company performed its periodic review of its plant useful lives estimates based on a comprehensive analysis of the lives underlying the depreciation rates. The revision resulted in a decrease in depreciation expense by approximately $1.7 million for the quarter ended September 30, 2004 and approximately $3.3 million for the year 2004.

          The Company revised the method to calculate the composite useful lives to be consistent with the current depreciation study.

RECENT ACCOUNTING PRONOUNCEMENTS

For a discussion of recent accounting pronouncements, see Note 4 to our unaudited condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE SENSITIVITY

          We are exposed to market risk in the normal course of business, resulting primarily from changes in the interest rates on our senior notes and interest rate swap agreements.

          The following table summarizes the fair value of our senior notes and interest rate swap agreements at September 30, 2004 and December 31, 2003 and provides a sensitivity analysis of the fair values of these instruments assuming a 100 basis point increase or decrease in the yield curve. The sensitivity analysis does not include the fair values of our floating-rate debt since they are not significantly affected by changes in market interest rates.

			Fair Value
			Assuming 100 Basis
	Book Value	Fair Value	Increase	Decrease
	(In thousands)
September 30, 2004:
Senior notes	$699,869	$753,010	$733,666	$773,111
Interest rate swap	1,757	1,757	(802)	4,338

Total	$701,626	$754,767	$732,864	$777,449

December 31, 2003:
Senior notes	$699,839	$770,526	$746,165	$795,974
Interest rate swap	2,811	2,811	(467)	6,133

Total	$702,650	$773,337	$745,698	$802,107

ITEM 4. CONTROLS AND PROCEDURES

     The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in the Company’s reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. In designing and evaluating the Company’s disclosure controls and procedures, the Company’s chief executive officer and chief financial officer recognized that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s chief executive officer and chief financial officer have evaluated the effectiveness of the Company’s disclosure controls and procedures, as of the end of the period covered by this report (the “Evaluation Date”). They have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     Not applicable.

Item 3. Defaults Upon Senior Securities

     Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

     Not applicable.

Item 5. Other Information

     Not applicable.

Item 6. Exhibits

     See Exhibit Index on page following signatures.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     TELECOMUNICACIONES DE PUERTO RICO, INC.

By:	/s/ Cristina M. Lambert

Name: Cristina M. Lambert
Title: President and Chief Executive Officer
Date: November 15, 2004

By:	/s/ Adail Ortiz

Name: Adail Ortiz
Title: Vice President Finance and Chief Financial Officer
Date: November 15, 2004

By:	/s/ Raúl E. García

Name: Raúl E. García
Title: Controller
Date: November 15, 2004

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION
3.1	Certificate of Incorporation of Telecomunicaciones de Puerto Rico, Inc. (Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement filed on Form S-4, as amended (File 333-85503)).

3.2	Certificate of Amendment to the Certificate of Incorporation of Telecomunicaciones de Puerto Rico, Inc. (Incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (File 333-85503)).

3.3	By-Laws of Telecomunicaciones de Puerto Rico, Inc. (Incorporated by reference to Exhibit 3.4 of the Company’s Registration Statement filed on Form S-4, as amended (File 333-85503)).

4.1	Trust Indenture dated as of May 20, 1999 between Telecomunicaciones de Puerto Rico, Inc. and The Bank of New York. (Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement filed on Form S-4, as amended (File 333-85503)).

10.1	Shareholders Agreement, dated as of March 2, 1999, by and among Telecomunicaciones de Puerto Rico, Inc., GTE Holdings (Puerto Rico) LLC, GTE International Telecommunications Incorporated, Popular, Inc., Puerto Rico Telephone Authority and the shareholders of Telecomunicaciones de Puerto Rico, Inc., who shall from time to time be parties thereto as provided therein. (Incorporated by reference to Exhibit 10.5 of the Company’s Registration Statement filed on Form S-4, as amended (File 333-85503)).

10.2	Amended and Restated Puerto Rico Management Agreement, dated as of March 2, 1999, by and among Telecomunicaciones de Puerto Rico, Inc., Puerto Rico Telephone Company, and GTE International Telecommunications Incorporated. (Incorporated by reference to Exhibit 10.6 of the Company’s Registration Statement filed on Form S-4, as amended (File 333-85503)).

10.3	Amended and Restated U.S. Management Agreement, dated as of March 2, 1999, by and among Telecomunicaciones de Puerto Rico, Inc., Puerto Rico Telephone Company, and GTE International Telecommunications Incorporated. (Incorporated by reference to Exhibit 10.7 of the Company’s Registration Statement filed on Form S-4, as amended (File 333-85503)).

10.4	Amended and Restated Technology Transfer Agreement, dated as of March 2, 1999, by and among Telecomunicaciones de Puerto Rico, Inc., Puerto Rico Telephone Company, and GTE International Telecommunications Incorporated. (Incorporated by reference to Exhibit 10.8 of the Company’s Registration Statement filed on Form S-4, as amended (File 333-85503)).

10.5	Non-Competition Agreement, dated as of March 2, 1999, by and among Telecomunicaciones de Puerto Rico, Inc, GTE Holdings (Puerto Rico) LLC, GTE International Telecommunications Incorporated, Popular, Inc., Puerto Rico Telephone Authority, and the Government Development Bank for Puerto Rico. (Incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement filed on Form S-4, as amended (File 333-85503)).

10.6	Trust Agreement of the Employee Stock Ownership Plan of Telecomunicaciones de Puerto Rico, Inc., dated as of March 2, 1999, by and between U.S. Trust, National Association and Telecomunicaciones de Puerto Rico, Inc. (Incorporated by reference to Exhibit 10.12 of the Company’s Registration Statement filed on Form S-4, as amended (File 333-85503)).

10.7	ESOP Loan Agreement, dated as of March 2, 1999, by and between the Trust of the Employee Stock Ownership Plan of Telecomunicaciones de Puerto Rico, Inc. and Telecomunicaciones de Puerto Rico, Inc. (Incorporated by reference to Exhibit 10.13 of the Company’s Registration Statement filed on Form S-4, as amended (File 333-85503)).

10.8	Pledge Agreement, dated as of March 2, 1999, by and between the Trust of the Employee Stock Ownership Plan of Telecomunicaciones de Puerto Rico, Inc. and Telecomunicaciones de Puerto Rico, Inc. (Incorporated by reference to Exhibit 10.15 of the Company’s Registration Statement filed on Form S-4, as amended (File 333-85503)).

EXHIBIT
NUMBER	DESCRIPTION
10.9	Tag Along Agreement, dated as of March 2, 1999, by and among GTE Holdings (Puerto Rico) LLC, GTE International Telecommunications Incorporated, and the Trust of the Employee Stock Ownership Plan of Telecomunicaciones de Puerto Rico, Inc. (Incorporated by reference to Exhibit 10.16 of the Company’s Registration Statement filed on Form S-4, as amended (File 333-85503)).

10.10	Commercial Paper Dealer Agreement 4(2) Program among Telecomunicaciones de Puerto Rico, Inc., as Issuer; Puerto Rico Telephone Company, Inc. and Celulares Telefónica, Inc., as Guarantors; and Merrill Lynch Money Markets Inc., as Dealer for notes with maturities up to 240 days; Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Dealer for notes with maturities over 270 days up to 365 days. Concerning notes to be issued pursuant to an Issuing and Paying Agency Agreement dated as of November 9, 2000 between the Issuer and The Chase Manhattan Bank, as Issuing and Paying Agent. (Incorporated by reference to Exhibit 10.25 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File 333-85503)).

10.11	Commercial Paper Dealer Agreement 4(2) Program among Telecomunicaciones de Puerto Rico, Inc., as Issuer; Puerto Rico Telephone Company, Inc. and Celulares Telefónica, Inc., as Guarantors; and Salomon Smith Barney Inc., as Dealer. Concerning notes to be issued pursuant to an Issuing and Paying Agency Agreement dated as of November 9, 2000 between the Issuer and The Chase Manhattan Bank, as Issuing and Paying Agent. (Incorporated by reference to Exhibit 10.26 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File 333-85503)).

10.12	Commercial Paper Dealer Agreement 4(2) Program among Telecomunicaciones de Puerto Rico, Inc., as Issuer; Puerto Rico Telephone Company, Inc. and Celulares Telefónica, Inc., as Guarantors; and Banc of America Securities LLC. Concerning notes to be issued pursuant to an Issuing and Paying Agency Agreement dated as of November 9, 2000 between the Issuer and The Chase Manhattan Bank, as Issuing and Paying Agent. (Incorporated by reference to Exhibit 10.27 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File 333-85503)).

10.13	Commercial Paper Dealer Agreement 4(2) Program among Telecomunicaciones de Puerto Rico, Inc., as Issuer; Puerto Rico Telephone Company, Inc. and Celulares Telefónica, Inc., as Guarantors; and Popular Securities, Inc., as Dealer for notes with maturities up to 365 days. Concerning notes to be issued pursuant to an Issuing and Paying Agency Agreement dated as of November 9, 2000 between the Issuer and The Chase Manhattan Bank, as Issuing and Paying Agent. (Incorporated by reference to Exhibit 10.28 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File 333-85503)).

10.14	Issuing and Paying Agency Agreement dated as of November 9, 2000, by and among Telecomunicaciones de Puerto Rico, Inc., as Issuer, Puerto Rico Telephone Company and Celulares Telefónica, Inc., as Guarantors, and The Chase Manhattan Bank, as Issuing and Paying Agent. (Incorporated by reference to Exhibit 10.29 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File 333-85503)).

10.15	Letter Amendment, to the March 2, 1999 Shareholders Agreement, dated as of May 25, 2001, by and among Telecomunicaciones de Puerto Rico, Inc., GTE Holdings (Puerto Rico) LLC, GTE International Telecommunications Incorporated, Popular, Inc., and the Puerto Rico Telephone Authority. (Incorporated by reference to Exhibit 10.25 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001 (File 333-85503)).

10.16	ISDA Master Agreement, dated August 29, 2001, by and among Telecomunicaciones de Puerto Rico, Inc., as the Counterparty, Puerto Rico Telephone Company and Celulares Telefónica, Inc., as Guarantors, and Bank of America, N.A., as the Bank. (Incorporated by reference to Exhibit 10.27 of the Company’s Quarterly Report on Form 10-Q for the period ended September 31, 2001 (File 333-85503)).

10.17	ISDA Master Agreement, dated August 29, 2001, by and among Telecomunicaciones de Puerto Rico, Inc., as the Counterparty, Puerto Rico Telephone Company and Celulares Telefónica, Inc., as Guarantors, and Citibank, N.A., as the Bank. (Incorporated by reference to Exhibit 10.28 of the Company’s Quarterly Report on Form 10-Q for the period ended September 31, 2001 (File 333-85503)).

EXHIBIT
NUMBER	DESCRIPTION
10.18	Plan of Reorganization and Agreement of Merger, dated as of May 1, 2002, between Puerto Rico Telephone Company, Inc. and Verizon Wireless Puerto Rico, Inc. (Incorporated by reference to Exhibit 10.25 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002 (File 333-85503)).

10.19	$90,000,000 working capital revolving credit agreement dated as of May 16, 2002, among Telecomunicaciones de Puerto Rico, Inc., as Borrower, Puerto Rico Telephone Company, Inc., as Guarantor, and Banco Popular de Puerto Rico, as Lender and Administrative Agent. (Incorporated by reference to Exhibit 10.26 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002 (File 333-85503)).

10.20	$50,000,000 2-Year term credit agreement dated as of May 16, 2002, among Telecomunicaciones de Puerto Rico, Inc., as Borrower, Puerto Rico Telephone Company, Inc., as Guarantor, and Banco Bilbao Vizcaya Argentaria, S.A., as Lender and Banco Bilbao Vizcaya Puerto Rico, as Administrative Agent. (Incorporated by reference to Exhibit 10.27 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002 (File 333-85503)).

10.21	$50,000,000 2-Year term credit agreement dated as of May 31, 2002, among Telecomunicaciones de Puerto Rico, Inc., as Borrower, Puerto Rico Telephone Company, Inc., as Guarantor, and HSBC Bank USA, as Lender. (Incorporated by reference to Exhibit 10.28 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002 (File 333-85503)).

10.22	$50,000,000 3-Year term credit agreement dated as of June 24, 2002, among Telecomunicaciones de Puerto Rico, Inc., as Borrower, Puerto Rico Telephone Company, Inc., as Guarantor, and Australia and New Zealand Banking Group Limited, as Lender and Administrative Agent. (Incorporated by reference to Exhibit 10.29 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002 (File 333-85503)).

10.23	$75,000,000 3-Year term credit agreement dated as of August 19, 2002, among Telecomunicaciones de Puerto Rico, Inc., as Borrower, Puerto Rico Telephone Company, Inc., as Guarantor, and The Bank of Nova Scotia, as Lender and Administrative Agent. (Incorporated by reference to Exhibit 10.28 of the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2002 (File 333-85503)).

10.24	Letter Amendment to the $90 million working capital revolving credit agreement dated as of December 31, 2002. (Incorporated by reference to Exhibit 10.28 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File 333-85503)).

10.25	Assignment and Acceptance agreement, dated as of December 31, 2002, relating to the $50 million 3-Year Term Credit Agreement, dated as of June 24, 2002. (Incorporated by reference to Exhibit 10.29 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File 333-85503)).

10.26	Collective Bargaining Agreement between the Puerto Rico Telephone Company and the Independent Union of Telephone Employees of Puerto Rico effective from January 18, 2003 until January 17, 2006. Approved on February 13, 2003. (Incorporated by reference to Exhibit 10.30 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File 333-85503)).

10.27	Second Allonge to the $90 million working capital revolving credit agreement dated as of June 30, 2003. (Incorporated by reference to Exhibit 10.31 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2003 (File 333-85503)).

10.28	364-Day Credit Agreement dated as of March 2, 2004, among Telecomunicaciones de Puerto Rico, Inc., as Borrower, Puerto Rico Telephone Company, Inc., as Guarantor, the Initial Lenders named therein, Citibank, N.A., as Administrative Agent, Banco Bilbao Vizcaya Argentaria Puerto Rico, as Syndication Agent, and Banco Popular de Puerto Rico, Firstbank Puerto Rico and Scotiabank de Puerto Rico, as Co-documentation Agents. (Incorporated by reference to Exhibit 10.29 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File 333-85503)).

EXHIBIT
NUMBER	DESCRIPTION
10.29	Collective Bargaining Agreement between the Puerto Rico Telephone Company and the Independent Brotherhood of Telephone Company Employees effective from January 1, 2004 until December 31, 2008. Approved on April 15, 2004. (Incorporated by reference to Exhibit 10.29 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (File 333-85503)).

10.30	$40,000,000 working capital revolving credit agreement dated as of June 30, 2004, among Telecomunicaciones de Puerto Rico, Inc., as Borrower, Puerto Rico Telephone Company, Inc., as Guarantor and Banco Popular de Puerto Rico, as Lender and Administrative Agent. (Incorporated by reference to Exhibit 10.30 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File 333-85503))

10.31	Collective Bargaining Agreement between the Puerto Rico Telephone Company and the Independent Union of Telephone Employees of Puerto Rico effective from January 18, 2003 until January 17, 2006. Approved on February 13, 2003. English Version. (Incorporated by reference to Exhibit 10.31 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File 333-85503))

10.32	Collective Bargaining Agreement between the Puerto Rico Telephone Company and the Independent Brotherhood of Telephone Company Employees effective from January 1, 2004 until December 31, 2008. Approved on April 15, 2004. English Version. (Incorporated by reference to Exhibit 10.32 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File 333-85503))

10.33	$30,000,000 1-Year term credit agreement dated as of May 17, 2004, among Telecomunicaciones de Puerto Rico, Inc., as Borrower, Puerto Rico Telephone Company, Inc., as Guarantor and Banco Bilbao Vizcaya Argentaria Puerto Rico, as Administrative Agent. (Incorporated by reference to Exhibit 10.33 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File 333-85503))

31.1	Certification of Principal Executive Officer (Filed herewith).

31.2	Certification of Principal Financial Officer (Filed herewith).

32.1	Certification Required by 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith).