Form 10-K
period 2004-12-31
TELECOMUNICACIONES DE PUERTO RICO INC
filed 2005-03-31
CIK 1089357

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2004

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

YES ☑   NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is an accelerated filer.

YES ☐ NO ☑

At June 30, 2004, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $56 million. This amount represents the value of the vested shares under the Employee Stock Ownership Plan (“ESOP”) at a stated price of $57.77. The stated price was established under a share option agreement, dated as of March 2, 1999, which was entered into as part of the acquisition by GTE Corporation of a 40% interest in the registrant. For a description of the acquisition and share ownership of the registrant, see Part I, Item 1, “Business” and Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management.”

At March 31, 2005, 25 million shares of no par common stock of the registrant were outstanding.

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

     The following important factors could affect future results and could cause those results to differ materially from those expressed in the forward-looking statements: (1) materially adverse changes in economic and industry conditions in Puerto Rico, and labor matters, including workforce levels and labor negotiations, and any resulting financial and/or operational impact, in the markets served by us; (2) material changes in available technology; (3) the final resolution of regulatory initiatives and proceedings, including arbitration proceedings pertaining to, among other matters, the terms of interconnection, access charges, universal service, unbundled network elements and resale rates; (4) changes in our accounting policies that may be required by regulatory agencies, including the Securities and Exchange Commission (“SEC”) or that result from changes in the accounting policies or their application, which could result in an impact on earnings; and (5) the extent, timing, success and overall effects of competition from others in the Puerto Rico telecommunications service industry.

     Although the Company believes the expectations reflected in its forward-looking statements are reasonable, the Company cannot guarantee its future performance or results of operations. All forward-looking statements in this filing are based on information available to the Company on the date of this filing; however, the Company is not obligated to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The risks described above and elsewhere in this report, including in Item 7, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” should be considered when reading any forward-looking statements in this filing. Given these uncertainties and risks, the reader should not place undue reliance on these forward-looking statements.

OVERVIEW

     We are the largest telecommunications service provider in Puerto Rico and the seventh largest local exchange carrier in the United States as measured by access lines in service. Wireline service, which has been provided since 1914, is marketed under the PRT brand. At December 31, 2004, we had approximately 1.2 million access lines in service, including 887,000 residential and 281,000 business lines. We market our cellular service under the Verizon Wireless brand.

     We have invested approximately $1.2 billion from the date of the Acquisition (as defined below) through December 31, 2004 to expand and enhance our network. In 2005, we expect to invest an additional $155 million in capital expenditures. Our digital switching wireline network encompasses over 83,000 fiber miles with speeds of up to OC-192 and supplies direct fiber optic connections to more office buildings than any other service provider on the island. Our cellular network utilizes the code division multiple access (“CDMA”) standard and the time division multiple access (“TDMA”) standard. During 2003, the Company decided to migrate all TDMA clients to the CDMA network. We have invested approximately $113 million since 2001 in a network overlay using the CDMA standard.

STRATEGY

     During 2004, the Company was reorganized, consolidating previously separate wireline and wireless operations. The reorganization will enable the Company to better focus on delivering integrated customer solutions, while fully leveraging our assets and human resources across the organization. Management will continue to monitor our wireline and wireless reportable segments.

     We expect to maintain our wireline market leadership position by improving customer service, providing value, and meeting increasing customer bandwidth requirements. Customer value will continue to be delivered through bundled plans, including offerings of long distance, Internet, Digital Subscriber Line (“DSL”), wireless access, and value-added local services, such as caller

ID, call forwarding and call waiting. Our network deployment plans are designed to meet business and government requirements for dedicated high-speed bandwidth access, as well as residential consumer demand for DSL service.

     Our wireless strategy is to provide the best customer value in wireless services with the highest quality of network. We plan to invest $40 million in 2005 to add the capacity needed to meet our growing customer base and to extend our high speed EV-DO service beyond the Metro Area. We believe we will continue to improve the customer experience by providing the latest wireless entertainment and productivity service.

     Also during 2004, the company reduced the number of local calling areas in Puerto Rico from 68 to 10. The calling areas were extended based on customer calling patterns and commercial zones and will enable the company to better compete in the market, while benefiting the subscriber base.

BUSINESS OVERVIEW AND CORPORATE RESTRUCTURING

     Telecomunicaciones de Puerto Rico, Inc., a Puerto Rico corporation (“we”or the “Company”), holds 100% of the common stock of Puerto Rico Telephone Company, Inc. (“PRTC”), PRT Larga Distancia, Inc. (“PRTLD”), and Datacom Caribe, Inc. (“Datacom”). The Company holds a 67% interest in Coqui.net Corporation (“Coqui.net”), in which Popular, Inc., one of our shareholders, holds the remaining 33% interest. The Company also holds a 24% interest in Verizon Information Services Puerto Rico, Inc. S en C. (“VISI”), in which GTE Holdings (Puerto Rico) LLC, our majority shareholder, holds a 36% interest. Wireline service is provided by PRTC, the incumbent local exchange carrier for the island of Puerto Rico, and wireless services are provided by Verizon Wireless Puerto Rico, Inc. (“Verizon Wireless”), a division of PRTC. The Company’s off-island long distance service is provided by PRTLD and its dial-up Internet access service is provided by Coqui.net. Directory publishing revenues are generated through VISI.

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

PRTC/VERIZON WIRELESS MERGER

     On May 1, 2002, the Company completed a tax-free reorganization whereby it merged Verizon Wireless into PRTC. Prior to the merger, the Company created a new wholly-owned subsidiary, PRTLD, to carry the off-island long distance business previously provided by Verizon Wireless. The objectives of the reorganization were: to enable the Company to integrate its wireline and wireless operations without jeopardizing the continuity of its off-island long distance license; to simplify the Company’s overall corporate structure to reduce administrative costs; and to provide better control and monitoring of the Company’s off-island long distance business and increase its potential for growth in Puerto Rico.

PUBLIC TELEPHONES OPERATIONS

     In December 2004, the Company entered into an agreement to sell the public telephone assets, subject to certain terms and conditions, to a local public telephone service provider. The transaction is currently being reviewed by the Department of Justice to ensure compliance with applicable antitrust regulations. The disposition of the public telephone assets will enable management to focus on higher growth areas, such as wireless and broadband.

BUSINESS SEGMENTS

     We have two reportable segments: Wireline and Wireless. For additional information on our reportable segments, see Note 18 to our consolidated financial statements included under Part II, Item 8, “Financial Statements and Supplementary Data.”

     The Wireline segment consists of:

•	Local services, including basic voice, telephone and telecommunications equipment rentals, value-added services, high-speed data services, Internet access and public phone service;

•	Long distance services including direct dial on-island and off-island, operator assisted calls, and prepaid calling card;

•	Access services to long distance carriers, competitive local exchange carriers, and wireless operators for originating and terminating calls on our network;

•	Directory publishing rights revenues; and

•	Telecommunication equipment sales and billing and collection services to competing long distance operators in Puerto Rico.

The Wireless segment consists of:

•	Postpaid and prepaid cellular service; and

•	Wireless equipment sales.

        CONSOLIDATED

	YEARS ENDED DECEMBER 31,
	(DOLLARS IN MILLIONS)
	2004		2003			2002
WIRELINE:

Local	$587	48%	$605	47%	$607	47%
Network Access	269	22	295	23	325	25
Long Distance	64	5	112	9	117	9
Directory and Other	71	6	68	5	67	5

Total Wireline	$991	81%	$1,080	84%	$1,116	86%

WIRELESS:

Postpaid Cellular	$177	15%	161	13%	146	11%
Prepaid Cellular	19	2	26	2	27	2
Long Distance	5	—	—	—	—	—
Paging	—	—	1	—	5	—
Wireless Equipment and Other	22	2	13	1	7	1

Total Wireless	$223	19	201	16	185	14

Revenues	$1,214	100%	$1,281	100%	$1,301	100%

     Reclassifications of prior years’ data have been made to conform to the 2004 consolidated presentation. For further information, refer to Note 2 to our consolidated financial statements included under Part II, Item 8, Financial Statements and Supplementary Data.”

WIRELINE

LOCAL SERVICES

     OVERVIEW

     Local services include basic voice services, value-added services, high speed data services, Internet, and deferred activation and installation services. The following table reflects the breakdown of residential and business access lines in service, excluding public phones, direct inward dialed business lines, wide area telecommunications services lines, and private branch exchange trunks:

        ACCESS LINES IN SERVICE

	Year Ended December 31,
	2004	2003	2002
	(In thousands )
Residential	887	940	957
Business/Government	281	290	303

Total Access Lines in Service	1,168	1,230	1,260

Growth	(5.3%)	(2.4%)	(1.0%)

     BASIC VOICE SERVICE

     Basic voice service is the largest component of local service revenues, generating $330 million, or 27%, of total revenues for the year ended December 31, 2004, representing a decrease of $14 million, or 4%, as compared to the same period in 2003. The decrease is mainly attributed to line substitution due to customer migration to the wireless network. Basic voice is a regulated service and rate structures have not changed since 1982. Rates are categorized as either residential or business/government and are further divided into four zones based on town boundaries. Residential customers have a choice of selecting an unlimited local calling plan or a measured service plan at a fixed price of 13 cents per message unit within a local calling area. As of December 31, 2004 there were 10 local calling areas. Business customers must be on a measured service plan.

     In 2004, as part of the Company’s value added services, the Company reduced its local calling areas from 68 to 10 larger calling areas as part of a four-phased reduction plan resulting from a study of customers calling patterns and the commercial zones movement.

     Business and Government customers pay basic local rate by principal line ranging from $35.00 to $38.25 per month. In 2004, Business and Government average revenue per user (“ARPU”) was $54.64, excluding Internet and long distance services. The unlimited local service plan for residential customers varies significantly by zone. San Juan and Ponce residential customers, who are in zone 1, pay $18.80 per month while customers in the rural area, who are in zone 4, pay $8.45 per month, excluding applicable Expanded Area Service (“EAS”) surcharges. The EAS surcharge of $2.50 per line is being gradually phased in, with complete implementation by December 2006. In 2004, residential basic ARPU was approximately $23.33, excluding Internet and long distance services and a Federal Communications Commission (“FCC”) imposed subscriber line charge of $6.50 per month to primary residential customers. For single-line business customers the subscriber line charge is also equal to $6.50, while $9.20 per month is charged to multi-line business customers. These subscriber line revenues are classified as access revenues. These rates also exclude other enhanced services such as directory assistance and white-page directory listings.

     TELEPHONE RENTAL

     Approximately 14% of single-line business customers and 43% of residential customers rent telephones. We generated $14 million in revenues from telephone rentals for the year ended December 31, 2004, representing a decrease of $2 million, or 13%, as compared to the same period in 2003 as customers increasingly prefer to purchase the equipment, versus renting. Rental levels are high compared to those of U.S. mainland operators, as we own the inside wire on many of our customer’s premises and must maintain the inside wire and phone.

     VALUE — ADDED SERVICES

     Value-added services include over 15 voice features, such as caller ID, call waiting, call forward, anonymous call reject and voice mail. Charges for these features range from $1.50 to $7.50 per month. Some of these features are also sold in discounted bundled packages. Approximately 42% of our residential customers purchase at least one of these features. Our revenues from value-added services were $46 million for the year ended December 31, 2004, representing a decrease of $1 million, or 2%, as compared to the same period in 2003, attributed primarily to our decrease in access lines.

     SPECIAL SERVICES

     Special services include private high-speed dedicated lines marketed to businesses, wireless carriers and other service providers for data transport and network connectivity. Our revenues from special services were $90 million for the year ended December 31, 2004, representing an increase of $10 million, or 13%, as compared to the same period in 2003. The increase in revenue is reflected of the increase in demand, primarily from expanded network coverage by wireless carriers.

     INTERNET ACCESS

     We market unlimited dial-up Internet access through Coqui.net, one of our subsidiaries, under two brands (PRT.net and Coqui.net) which averaged $16 per month for 2004. We generated $33 million of revenue in 2004 from approximately 168,000 Internet access customers at December 31, 2004, an increase of $4 million and approximately 4,000 customers over prior year, or 14% in revenues and 2% in customers, respectively. The increase in year 2004 is mainly due to the increase in customers as we continue to penetrate the Internet dial-up market and take customers looking for faster services at a lower rate.

     PUBLIC PHONES

     Public telephone revenues in 2004 were $5 million, a decrease of $4 million, or 44%, from the prior year. This decrease is mainly due to 1,000 fewer phones as compared to the prior year, while the market share is at 53% of the public phone market at December 31, 2004. The Company is expected to conclude negotiations and regulatory reviews to sell its public telephone assets during 2005.

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

     Network access revenues for the years ended December 2004, 2003 and 2002 were $269 million, $295 million and $325 million, respectively, and included the following amounts:

	Year Ended December 31,
	2004	2003	2002
	(In millions)
O Federal long-term support subsidies	$82	$81	$86

O Subscriber line charge	95	97	91

O Federal High Cost subsidies & Local Universal Service Fund Charge	2	5	4

O Per minute wireline access charges:

o On-island switched	24	49	59
o Off-island switched & common carrier line	30	20	40
o Off-island special	21	24	23
o Wireless interconnection	15	19	22

	$269	$295	$325

     Long-term and High Cost federal subsidies are received through pooling arrangements administered by the National Exchange Carriers Association (“NECA”). On October 21, 1999, the FCC adopted a new high cost support mechanism, which has resulted in the phase out of the Company’s High Cost Subsidy revenues. Revenue from the subscriber line charge increased in 2003 due to an increase from $6.00 per month to $6.50 per month for primary residential and single line business customers, while multi-line business customers monthly charge remained constant at $9.20. For 2004, the subscriber line charge rates remained constant. The decrease of $26 million in year 2004 was mainly due to a decrease in on-island switched revenue due to 531 million lower minutes of use and a $.03 reduction in the access rates.

LONG DISTANCE

     Long distance revenues include direct dial on-island and off-island calls, operator-assisted calls, and prepaid calling cards. The following chart shows our minutes of use (MOU) in the on-island and off-island long distance market for the years ended December 31, 2004, 2003 and 2002, respectively:

	Year Ended December 31,
	2004	2003	2002
	(In millions)
Long distance MOU:
On-island Long Distance minutes	549	757	811
Off-island Long Distance minutes	178	170	171

     Long distance revenues of $69 million in 2004 reflected a decrease of $42 million, or 38%, as compared with 2003 due mainly to the introduction of lower calling rates associated with bundled plans, the reduction in the number of local calling areas from 68 to 10 during 2004, and lower traffic as customers migrate traffic to other networks, primarily cellular. The reduction in revenues in 2004 also incorporates an adjustment of receivable balances reflecting billed activity for current and prior periods. The prior periods amounts do not have a material impact in the financial statements.

DIRECTORY SERVICES

     We received $20 million in publishing revenue in 2004 under a revenue sharing arrangement with VNU World Directories, Inc. (“VNU”). VNU is the publisher of white and yellow page directories distributed in Puerto Rico, for which there is no other significant competitive product. We entered into a 95-year agreement in 1999 with Verizon Information Services, Inc. a joint venture among VNU, Verizon, and ourselves which provides us with a right of 35% of yellow page advertising revenues, plus billing and collection fees.

BILLING AND COLLECTION SERVICES

     We generated revenues of $7 million in 2004 from billing and collection services primarily from AT&T and TLD, the two largest competitive off-island long distance carriers. This is a decrease of $4 million from the prior year due to lower retail long distance messages processed for these carriers. Our contracts with TLD and AT&T expire in May 1, 2006 and June 30, 2007, respectively. Both carriers represented approximately 93% of our total billing and collection fees for 2004.

WIRELESS

     The following table shows the breakdown of our cellular and paging customers:

        CELLULAR AND PAGING CUSTOMERS

	Year Ended December 31,
	2004	2003	2002
	(In thousands except percentages)
Cellular Customers:
Postpaid	290	240	228
Prepaid	97	113	123

Total Cellular Customers	387	353	351

Growth	10%	1%	16%

Paging Customers	—	—	16

CELLULAR SERVICE

     Cellular demand has grown rapidly in recent years due to increased competition, attractive price plans, prepaid calling cards, and wide market acceptance. We offer digital cellular service under the Verizon Wireless brand in the B block 800-megahertz frequency using both TDMA and CDMA. We have invested $113 million since 2001 in a CDMA overlay network and commenced selling this service in December 2001, which $31 million corresponds to current year 2004.

     At December 31, 2004, there were six facility-based cellular providers offering service with varying coverage in Puerto Rico. Competition in the market has resulted in the emergence of a variety of plans with large bundles of free night and weekend minutes as well as free incoming calls and nation-wide long distance.

     We have 25 stores and kiosks throughout the island, which generate approximately half of our postpaid and prepaid gross additions. The balance is sold through various dealers and agent outlets. Roaming agreements have been signed with various cellular carriers, including Verizon Wireless and BellSouth to increase coverage for our customers on the U.S. mainland. We are also offering roaming in other countries, including the Dominican Republic, through Verizon Dominicana (formerly Codetel), a Verizon affiliate, and in the U.S. Virgin Islands.

     Postpaid customer grew by 21% over the prior year. Also, we experienced a decrease in Prepaid customers of 14%. The decrease in Prepaid customers reflects our focus on quality, long-term Postpaid customers, while still maintaining a substantial Prepaid subscriber base. In late 2001, we began marketing our cellular service under the Verizon Wireless brand as part of our strategy to align our product and service offerings with those of Verizon Wireless in the U.S.

     ARPU for all cellular customers was $43 in 2004, unchanged from the prior year. Postpaid ARPU was $54 in 2004, a $1 decrease from the prior year and prepaid ARPU was $15 in 2004, a $4 decrease from the prior year.

     Postpaid customer churn was 2.4% per month in 2004, a decrease of approximately 0.8% from the prior year. We believe churn is relatively high compared to U.S. mainland standards mainly due to the intensity of competition with six facilities-based competitors and higher involuntary disconnections as a result of non-payment.

LONG DISTANCE

          On April 2004, PRTC and PRTLD entered into a reseller agreement regarding long distance revenues generated by cellular customers, resulting in revenue of $5 million during year 2004.

NETWORK INFRASTRUCTURE

     We have invested approximately $1.2 billion from the Acquisition date through 2004 to expand and enhance our networks, including $168 million in 2004.

WIRELINE NETWORK

     Our network has evolved into a multi-protocol network, handling SONET, ATM and IP with the following characteristics:

o	Our 100% digital switching network includes 29 local host central offices and two access tandems to ensure redundancy and network reliability. Also, we have a long distance switch to provide access to national and international long distance calls.

o	Approximately 90% of our transmission circuits use fiber optic systems consisting of 90,000 miles of fiber optic cable in fiber-ring and point-to-point configurations.

o	The entire fiber optic backbone transport network consists of self-healing SONET rings operating at bandwidths up to OC-192, with new equipment installed capable of evolving to DWDM. Fiber optic cable facilities have been provided to over 250 office buildings for business and residential customers. Also, a MAN (Metro Area Network) installed in the Metropolitan Area to provide Ethernet services.

o	Approximately 39% of the outside cable serving the local loop is underground and buried.

o	Our network is monitored by a network monitoring center, which operates 24 hours per day, with the capabilities to monitor customers’ IP based networks.

o	Our Remote Access Server (“RAS”) network includes 28 nodes located throughout the island connecting Internet customers of various ISP providers through more than 40,000 modems.

o	DSL service has been extended to 220 sites equipped with an aggregate of 63,800 ports. As of December 31, 2004, we had approximately 40,000 DSL customers, representing an increase of 19,000 customers as compared to last year.

o	Our ATM network provides ATM and Frame Relay services and also serves as the transport medium for DSL and RAS networks. This network also provides PRTC with IP capability.

WIRELESS NETWORK

     We operate a CDMA and TDMA digital network through 278 wireless cell sites covering the entire island. We have invested $113 million since 2001 in a CDMA overlay network as part of our business strategic plan to fully migrate our customers to CDMA network by end 2004. See item 8 Financial Statements and Supplementary Data. We commenced selling CDMA service in December 2001.

EMPLOYEES

     The Company’s workforce totaled 5,100 full-time employees at December 31, 2004 of which 77 % are represented by two unions, the Union of Independent Telephone Workers, known as UIET, and the Brotherhood of Independent Telephone Workers, known as HIETEL.

     A new 3-year contract was signed with the UIET union effective January 17, 2003, which covers approximately 1,500 member-employees. The UIET contract contains wage increases of 4.4% in 2003, 4.2% in 2004, and 4.0% in 2005. If the union workforce remained unchanged, these increases, together with benefit improvements, payroll taxes and offsetting concessions, would have resulted in increases of labor costs of $1.5 million for 2003, $5.9 million for 2004, and $9.9 million for 2005. With the HIETEL union, a new 4-year contract was signed effective January 1, 2004, involving approximately 2,400 member-employees.

     A total of $2.8 million and $17.3 million were recorded for early retirement and voluntary separation programs offered during 2004 and 2003, respectively summarized below:

		Period	Employee	Non-cash
Program	Offer Date	Recorded	Acceptance	provision

Eligible management employees -
Voluntary separation program	1st Q 2003	1st Q 2003	29	$1.4

Eligible union employees -
Voluntary separation program	2nd Q 2003	2nd Q 2003	44
Early retirement program	2nd Q 2003	2nd Q 2003	147

			191	3.3

Eligible management employees -
Early retirement program	4th Q 2003	4th Q 2003	147	12.6

Total 2003 Charge			367	$17.3

Eligible management employees -
Early retirement program	4th Q 2003	1st Q 2004	19	$1.6

Eligible management employees -
Voluntary separation program	3rd Q 2004	4th Q 2004	24	1.2

Total 2004 Charge			43	$2.8

     As a result of the voluntary separation and retirement program mentioned above, the reduction in workforce totaled 43 in 2004 and 367 in 2003, or 1% and 6% of the 2004 and 2003 workforce, respectively.

     In February 2005, the Company offered a voluntary separation program to eligible management employees. Those employees have until March 25th to decide on this offer.

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

REGULATORY ENVIRONMENT IN PUERTO RICO

     We are regulated by the FCC and the Telecommunications Regulatory Board of Puerto Rico (“TRB”), and are subject to the Federal Telecommunications Act of 1996 (“the Act”) and the Puerto Rico Telecommunications Act. The Act opened our local exchange market to competition. There is one facility-based competitive local exchange carrier and two resellers of wireline local service on the island. The average discount offered to resellers was approximately 24% from retail rates based on negotiated agreements. Dialing parity, which opened up the on-island long distance market to competition, was introduced in February 1999. Our intra-island access charges are based on rate-of-return methodology.

     Basic local rates have remained unchanged since 1982 at $18.80 per month for residential unlimited service in the metro area. Additionally customers are billed a subscriber line charge of $6.50 per month and off-island long distance rates are similar to interstate rates in the US mainland at $.07 per minute. Our local tariff structure has historically had 68 local calling area zones. At the end of 2003 we agreed to expand our local calling zones to respond to customer demand, and in February instituted a four phase program to reduce the number of local calling areas to 10 by the end of 2004. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Regulatory and Other Matters – Intra-Island Long Distance Access rate Dispute.”

     The TRB has adopted a forward looking economic model to set intra-island access charges and reductions in those rates are being implemented in phases which will be completed in April 2005 in accordance with commitments made to the major carriers and the TRB. In addition to ordering significant reductions in intra-island access charges, the TRB ordered a $68 million refund to end-user customers relating to this dispute for which, in September 2003, the Company has established a pre-tax reserve of $73 million, including interest. As a result of the TRB’s support of the revision to the end-user refund order through agreed rate reductions and consolidation of calling areas, the final settlement of carrier access rate disputes and the PR Supreme Court issued resolution rendering the litigation moot; during year 2004, the Company revised the pre-established contingency at $14 million, associated with the expected June 2005 single line credit. For more information, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Regulatory and Other Matters – Intra-Island Long Distance Access rate Dispute.”

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

INFORMATION ON OUR INTERNET WEBSITE

     Our website address is www.telefonicapr.com and contains links to our SEC filings. Information contained on our website is not incorporated by reference in, and should not be considered a part of, this Annual Report on Form 10-K. We have adopted a written Code of Ethics applicable to all directors, officers and employees which is also available on our website. The Company intends to disclose any amendments to or waivers of the code of ethics on behalf of the Company’s Chief Executive Officer, Chief Financial Officer, Controller, and persons performing similar functions, on the Company’s website at the Internet website address set forth above.

ITEM 2. PROPERTIES

PROPERTY, PLANT AND EQUIPMENT

     Gross investment in property, plant and equipment is $4.0 billion at December 31, 2004 and 2003, as follows:

	2004			2003
	Wireline	Wireless	Total	Wireline	Wireless	Total
Outside Plant	52.4%	0.0%	52.4%	52.3%	0.0%	52.3%
Central office and transmission equipment	27.2%	2.8%	30.0%	26.9%	2.6%	29.5%
Other equipment	6.6%	0.8%	7.4%	7.1%	1.0%	8.1%
Land and Buildings	7.8%	0.7%	8.5%	7.8%	0.7%	8.5%
Plant under Construction	0.9%	0.8%	1.7%	1.1%	0.5%	1.6%

Total	94.9%	5.1%	100.0%	95.2%	4.8%	100.0%

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

PROPERTIES

     We have facilities in all the major population centers of San Juan, Mayagüez, Ponce, Fajardo, Humacao, Arecibo, Aguadilla, and Guayama and in some other smaller towns. Facilities as of December 31, 2004 include the following:

	Owned	Leased
o Administrative Offices	9	14
o Commercial & Customer Service stores & offices	0	5
o Standalone Wireline Switching Center Buildings	82	1
o Inside & Outside Remote Switching Units	158	244
o Standalone Operational Centers (repair, dispatch, assignment)	15	8
o Warehouses	2	2
o Wireless Stores and Kiosks	0	25
o Wireless Cell Sites	19	259

     We believe that all of these properties are generally in good operating condition and are adequate to satisfy the needs of the business.

ITEM 3. LEGAL PROCEEDINGS

     The Company is a defendant in various legal matters arising in the ordinary course of business. Management, after consultation with legal counsel, believes at this time that the resolution of these matters will not have a material adverse effect on the Company’s financial position and results of operations. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Regulatory and Other Matters” for more information regarding legal and regulatory matters, including a regulatory dispute regarding intra-island access fees charged to long distance carriers.

     The Company has been a party to proceedings regarding the access rates the Company charges to long distance carriers to originate and terminate intra-island long distance calls through the Company’s network. In October 2001, the TRB issued an order to reduce these access rates, and the Company subsequently requested a reconsideration of the order. On February 28, 2002, the TRB issued an order (the “February 2002 Order”) denying the Company’s request and requiring that PRTC pay a $68 million refund to end-user customers. The Company has filed tariffs implementing the reduction in intra-island access charges as required by the February 2002 Order. On October 30, 2003, the Company filed a petition for a writ of certiorari before the Puerto Rico Supreme Court, challenging the refund portion of the February 2002 Order. In November 2003, the Company proposed a plan to revise the refund portion of the February 2002 Order. Although the TRB has yet to issue an order revising the refund portion of the February 2002 Order, the Company revised the pre-established contingency at $14 million, associated with the expected June 2005 single line credit based on subsequent events. For a more detailed description of this dispute, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations– Regulatory and Other Matters – Intra-Island Long Distance Access Rate Dispute.”

     On November 8, 2001, Teléfonos Públicos de Puerto Rico, Inc. (“TPPR”), the largest competitive provider of public pay phones in Puerto Rico, filed a suit in the United States District Court of Puerto Rico, claiming predatory, exclusionary and anticompetitive acts. The claim is for $75 million in damages. The Company filed a motion to dismiss the lawsuit which was largely denied by the Court on August 2004. The lawsuit is currently in the discovery stage and trial began on November 22, 2004. The Company’s management believes that TPPR’s claim is without merit.

     On September 4, 2002, Pan American Telephone, Inc., Intouch Telecommunications, Inc., and Choicetel Communications, Inc., three other competitive providers of public pay phones in Puerto Rico, filed a similar suit in the United States District Court of Puerto Rico. On January 13, 2005, the Court dismissed the case with prejudice for lack of prosecution.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET FOR COMMON STOCK

     There is no established trading market for the Company’s common stock. The shares are valued annually by the ESOP trustee’s financial advisors. The appraisal is used to value cash distributions to ESOP participants and measure the Company’s share performance for employees who participate in the ESOP Plan.

HOLDERS

     There were 25 million outstanding shares of common stock and four shareholders of record at March 31, 2004. See Part II, Item 12 “Security Ownership of Certain Beneficial Owners and Management” for shareholder information.

DIVIDENDS

     Under the Company’s shareholders agreement, to the extent funds are legally available; the Company is required to pay quarterly dividends on its common stock equal to at least 50% of consolidated net income. During 2004, the Company paid dividends of approximately $62 million, or $2.631 per share, which were declared in the second, third and fourth quarters of 2004. During 2003, the Company paid dividends of $68 million, or $2.725 per share, which were declared in the first quarter of 2003 and the fourth quarter of 2002.

ITEM 6. SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL AND OPERATIONAL DATA

	YEARS ENDED DECEMBER 31,
	2004	2003	2002	2001	2000
	(DOLLARS IN MILLIONS)
INCOME STATEMENT DATA (1):
Revenues	$1,214	$1,281	$1,301	$1,397	$1,393
Operating Costs and Expenses	994	1,191	1,054	1,150	1,163

Operating Income	220	90	247	247	230
Other Expense, Net	(44)	(64)	(47)	(59)	(75)
Income Tax Expense	(68)	(8)	(29)	(70)	(40)

Income Before Extraordinary Charge and Cumulative Effect of Accounting Change	108	18	171	118	115
Cumulative Effect of Accounting Change, net of tax	—	59	—	—	11

Net Income	$108	$77	$171	$118	$126

OTHER FINANCIAL DATA:
Depreciation and Amortization	$261	$252	$262	$271	$298
Cash Flows from Operations	289	357	405	216	486
Capital Expenditures, including removal costs	172	177	209	246	213
Cash Flows used in Investing	(166)	(170)	(206)	(220)	(207)
Cash Flows (used in) provided by Financing	(81)	(198)	(200)	8	(293)
Cash dividends per share (2)	2.63	2.73	2.75	2.32

	AS OF DECEMBER 31,
	2004	2003	2002	2001	2000
	(DOLLARS IN MILLIONS)
BALANCE SHEET DATA:
Current Assets	$417	$392	$430	$431	$416
Property, Plant and Equipment, Net	1,459	1,558	1,575	1,632	1,657
Total Assets	2,545	2,621	2,717	2,748	2,767
Current Liabilities	309	273	366	841	610
Total Debt	797	862	1,035	1,196	1,168
Shareholders’ Equity	723	701	665	538	498

	AS OF DECEMBER 31,
	2004	2003	2002	2001	2000
OPERATING DATA:
Access Lines in Service (000)	1,168	1,230	1,260	1,273	1,283
Wireless subscribers:
Cellular (000)	387	353	351	302	335
Paging (000)	—	—	16	49	126
Total Access Lines (per 100 households)	65	69	71	73	74
Number of Employees	5,275	5,381	5,750	6,250	6,417
Access Lines/Wireline Employee	262	260	250	232	226
Cellular Average Monthly Service Revenue Per User	$43	$43	$43	$44	$38

(1)	Reclassifications of prior years’ data have been made to conform to current year presentation.

(2)	The Company paid dividends of $62 and $68 million during 2004 and 2003, or $2.631 and $2.725 per share, respectively. Dividends were paid for the first time during 2001. There were 25 million outstanding shares of common stock and four shareholders of record both at December 31, 2004 and 2003.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     We are the largest telecommunications service provider in Puerto Rico and the seventh largest local exchange carrier in the United States as measured by access lines in service. We have two reportable segments: Wireline and Wireless. Wireline service, which has been provided since 1914, is marketed under the PRT brand. At December 31, 2004, we had approximately 1.2 million access lines in service, including 887,000 residential and 281,000 business lines. We market our cellular service under the Verizon Wireless brand. The Company’s off-island long distance service is provided by PRTLD and its dial-up Internet access service is provided by Coqui.net. Directory publishing revenues are generated by VISI.

     We have invested approximately $1.2 billion from the date of the Acquisition through December 31, 2004 to expand and enhance our network. In 2005, we expect to invest an additional $155 million in capital expenditures. Our digital switching wireline network encompasses over 83,000 fiber miles with speeds of up to OC-192 and supplies direct fiber optic connections to more office buildings than any other service provider on the island. Our cellular network utilizes the code division multiple access (“CDMA”) standard and the time division multiple access (“TDMA”) standard. During 2003, the Company decided to migrate all TDMA clients to the CDMA network. We have invested approximately $113 million since 2001 in a network overlay using the CDMA standard.

     The sections that follow provide information aspects of our operations and investments, both at the consolidated and segment levels, and include discussions of our results of operations, financial position and sources and uses of cash, as well as significant future commitments. In addition, we have highlighted key trends and uncertainties to the extent practicable. The content and organization of the financial and non-financial data presented in these sections are consistent with information used by our chief operating decision makers for, among other purposes, evaluating performance and allocating resources. We also monitor several key economic indicators as well as the state of the economy in general, primarily in Puerto Rico, in evaluating our operating results and analyzing and understanding business trends. While most key economic indicators impact our operations to some degree, including gross domestic product, we have noted correlations to housing starts, personal consumption expenditures and capital spending, as well as more macroeconomic indicators such as inflation and unemployment rates.

     Our results of operations, financial position and sources and uses of cash in the current and future periods reflect the management’s focus on the following four key areas:

•	Revenue Growth – Our emphasis is on revenue transformation, devoting more resources to higher growth markets such as wireless as well as expanded services to enterprise markets. In the year ended December 31, 2004, revenues from the growth of wireless areas, in particular post-paid cellular services increased by 11% compared to the year ended December 31, 2003 and wireless represented 15% of the total revenues, up from 14% of total revenues in the year ended December 31, 2003. The Company added approximately 50,000 post-paid wireless customers during the year ended December 31, 2004.

•	Operational Efficiency – While focusing resources on growth markets, we are continually challenging our management team to lower expenses in all segments through technology-assisted productivity improvements. The effect of these and other efforts, such as labor agreements and early retirement and voluntary separation plans, has significantly changed the Company’s cost structure. The Company has significantly lower workforce levels, in comparison with prior year 2003, which will provide ongoing expense benefits. Labor and benefits expenses declined by approximately $15 million in the year ended December 31, 2004 compared to the same period in 2003, largely as a result of year 2004’s early retirement and voluntary separation plans.

•	Capital Allocation – Capital spending has been, and will continue to be directed toward growth markets. Also, the Capital spending is focused on High-speed wireless data, replacement of the TDMA network as well as voice over the Internet and expanded services offered to large business customers.

•	Cash Flow Generation – The financial statements reflect the emphasis of management on using cash provided by our operating and investing activities to significantly reduce debt and to fund our pension plans.

     Supporting these key focus areas are continuing initiatives to more effectively package and add value to our products and services. Innovative product bundles include local wireline services, long distance, wireless and DSL for consumer and general business retail customers.

CONSOLIDATED RESULTS OF OPERATIONS

     In this section, we discuss our overall results of operations and highlight special and non-recurring items. In the following section, we review the performance of our two segments. We believe that this presentation will assist readers in better understanding our results of operations and trends from period to period.

CONSOLIDATED REVENUES

	For the Year Ended December 31
	2004	2003	% Change	2003	2002	% Change
	(In millions)			(In millions)
Local	$587	$605	(3)%	$605	$607	—%
Network Access	269	295	(9)	295	325	(9)
Long Distance	69	112	(38)	112	117	(4)
Cellular	196	187	5	187	173	8
Paging	—	1	(100)	1	5	(80)
Directory and Other	93	81	15	81	74	9

Consolidated revenues	$1,214	$1,281	(5)%	$1,281	$1,301	(2)%

     Consolidated revenues for the year 2004 decreased $67 million, or 5%, to $1,214 million from $1,281 million for the same period in 2003. For the year ended December 31, 2003, consolidated revenues decreased $20 million, or 2%, to $1,281 million from $1,301 million for the same period in 2002. These decreases were primarily the result of lower revenues in network access revenues and in long distance revenues, partially offset by higher cellular revenues.

     Network access revenues for the year ended December 31, 2004 decreased $26 million, or 9%, to $269 million compared to $295 million for the same period in 2003. For the year ended December 31, 2003 network access revenues decreased $30 million, or 9%, to $295 million compared to $325 million for the same period in 2002. These decreases were mainly driven by a decrease in intra-island access revenues due to the implementation of phase rate reduction required by the TRB in its Resolution and Order issued on February 28, 2002 (the “February 2002 Order”). See “Regulatory and Other Matters – Intra-Island Long Distance Access Rate Dispute”.

     Long distance revenues for the year ended December 31, 2004 decreased $43 million, or 38%, to $69 million compared to $112 million for the same period in 2003. For the year ended December 31, 2003 long distance revenues decreased $5 million, or 4%, to $112 million compared to $117 million for the same period in 2002. These decreases were mainly the result of the impact of the Extended Area Service (EAS) implementation. See “Regulatory and Other Matters – Intra-Island Long Distance Access Rate Dispute”. The reduction in revenues in 2004 also incorporates an adjustment of receivable balances reflecting billed activity. The prior periods amounts do not have a material impact in the financial statements.

     Cellular revenues for the year ended December 31, 2004 increased $9 million, or 5%, to $196 million from $187 million for the same period in 2003. For the year ended December 31, 2003 cellular revenues increased $14 million, or 8%, to $187 million compared to $173 million for the same period in 2002. These increases were mainly the result of an increase in the number of cellular customers due to attractive price plans and the implementation of marketing strategies to align the Company’s product and service offerings with those of Verizon Wireless in the United States.

CONSOLIDATED OPERATING EXPENSES

	For the Year Ended December 31
	2004	2003	% Change	2003	2002	% Change
	(In millions)			(In millions)
Labor and benefits	$387	$402	(4)%	$402	$365	10%
Other operating expenses	343	519	(34)	519	427	22

Total consolidated operating expenses	$730	$921	(21)%	$921	$792	16%

     Consolidated operating expenses for the year ended December 31, 2004 decreased $191 million, or 21%, to $730 million from $921 million for the same period in 2003. For the year ended December 31, 2003 consolidated operating expenses increased $129 million, or 16%, to $921 million from $792 million for the same period in 2002.

     Labor and benefit expenses for the year ended December 31, 2004 decreased $15 million, or 4%, to $387 million from $402 million for the same period in 2003. This increase was mainly due to lower salary expense and expatriate expense as a result of the reduction in workforce and to a decrease in pension and OPEBs expenses mainly associated with the Company’s recognition of the impact of the federal subsidy under Medicare Drug Act of 2003 on the Company’s accumulated post-retirement benefit obligations and net post-retirement benefit costs in the third quarter of 2004. See note 9 to the audited consolidated financial statements. This decrease was partially offset by higher post-employment benefits.

     Labor and benefit expenses for the year ended December 31, 2003 increased $37 million, or 10%, to $402 million from $365 million for the same period in 2002, due to increases in pension and OPEBs expense recognition which resulted from a decrease in the rate of return on plan assets and in the discount rate applied. See note 9 to the audited consolidated financial statements.

     Other operating expenses for the year ended December 31, 2004 decreased $176 million, or 34%, to $343 million from $519 million for the same period in 2003, primarily due to the absence of the pre-tax reserve for the end-user and AT&T refund referred to in the February 2002 Order recognized during the quarter ended September 30, 2003 and the reversal of the reserve during year 2004. See “-Regulatory and Other Matters – Intra-Island Long Distance Access Rate Dispute.” Other factors contributing to the reduction were a decrease in bad debt expense due to the agreement with the PRDOE to settle the amounts owed out of court, and the absence of a cancelled project that required the write-off of the billing software system abandoned by the Company.

     For the year ended December 31, 2003, other operating expenses increased $92 million, or 22%, to $519 million from $427 for the same period in 2002. The increase was due to cancelled capital projects during 2003, which required the write-off of the billing software system abandoned by the Company and the establishment of the pre-tax reserve for the end-user and AT&T refund referred to in the TRB Resolution and Order of February 2002.

OTHER CONSOLIDATED RESULTS

	For the Year Ended December 31
	2004	2003	% Change	2003	2002	% Change
	(In millions)			(In millions)
Retirement and voluntary separation provision	$3	$17	(84)%	$17	$—	—%
Depreciation and amortization	261	252	4	252	262	(4)
Interest expense, net	43	53	(19)	53	48	11
Equity income in joint venture	(2)	(2)	14	(2)	(3)	(28)
Minority interest in consolidated subsidiary	3	2	80	2	1	53
Asset impairment charge	—	12	(100)	12	—	—
Income tax expense	68	8	729	8	29	(72)
Cumulative effect of accounting change	—	(59)	(100)	(59)	—	—

Total Other Consolidated Results	$376	$283	33%	$283	$337	(16)%

Retirement and voluntary separation provisions

     In January 2004, 19 eligible management employees accepted the early retirement program offered by the Company in December 2003, which resulted in a provision of $1.6 million. During the fourth quarter of 2004, 24 eligible management employees accepted the voluntary separation program offered by the Company in October 2004, which resulted in a provision of $1.2 million.

     In January 2003, 29 eligible management employees accepted the voluntary separation program offered by the Company in December 2002, which resulted in a provision of $1.4 million. During the second quarter of 2003, 191 union employees accepted a combined voluntary separation program and retirement program offered by the Company that closed on June 20, 2003 and June 30, 2003, respectively, which resulted in an additional provision of $3.3 million. In December 2003, the Company offered an early retirement program to eligible management employees, for which, a non-cash provision of $12.6 million was recorded relating to 147 employees who had accepted as of December 31, 2003.

Depreciation and amortization expense

     Depreciation and amortization expense of $261 million for the year ended December 31, 2004 was $9 million, or 4%, higher than for the comparable 2003 period due to accelerated depreciation of the TDMA network resulting from management’s decision during 2003 to migrate all TDMA customers to the CDMA platform in 2004 and an increase in software amortization expense due to the implementation of various operational support systems.

     Depreciation and amortization expense of $252 million for the year ended December 31, 2003 was $10 million, or 4% lower, than for the comparable 2002 period. The decrease in depreciation and amortization expense was mainly due to a revision in wireline asset retirements and depreciation useful lives, which became effective July 1, 2002, reducing depreciation expense by $12 million for the year ended December 31, 2003, and to the adoption of SFAS No. 143, effective January 1, 2003, which required the exclusion of the costs of removal from the Company’s depreciation rates for assets for which the removal costs exceed salvage value. The decrease was partially offset by higher gross plant balances.

Interest expense, net

     Interest expense of $43 million for the year ended December 31, 2004 was $10 million, or 19%, lower for the comparable 2003 period. The decrease was primarily due to the absence of $7 million of interest associated with the pre-tax reserve recognized during the same period in 2003 for the end-user and AT&T refund referred to in the February 2002 Order and the absence of $3 million of interest associated with the write-off for the billing software system abandoned by the Company during year ended December 31, 2003.

     Interest expense of $53 million for the year ended December 31, 2003 was $5 million higher than for the comparable 2002 period due to an additional $7 million in interest on the pre-tax reserve of $66 million established in September 2003 as a result of the TRB Resolution and Order of February 2002, an additional $3 million of interest associated with the write-off for the billing software system abandoned by the Company during year ended December 31, 2003, and a decrease of $3 million in the accretion of discount on subscription receivable, partially offset by a $10 million reduction in interests of bonds and banks debt related to a decrease in short term borrowings.

Equity income from joint venture

     The $2 million, $2 million, and $3 million equity income from joint venture for the year ended December 31, 2004, 2003, and 2002, respectively, were generated from our 24% interest in VISI, the largest yellow page publishing company in Puerto Rico.

Minority interest in consolidated subsidiary

     The $3 million, $2 million, and $1 million minority interest included in the Company’s results of operations for the year ended December 31, 2004, 2003, and 2002, respectively, reflects the 33% interest in Coqui.net, held by Popular, Inc., one of our shareholders.

Asset Impairment Charge.

     Management decided to migrate in 2004 all TDMA clients to the CDMA network and dispose of the TDMA network. The Company determined that an indicator of impairment existed because the expected undiscounted cash flows from TDMA network were lower than its carrying amount. Since the estimated fair value of $26 million is less than the $37.8 million carrying amount of the TDMA network as of December 31, 2003, the Company recorded an impairment loss of $11.8 million.

Income taxes

     The effective income tax rate is the provision for income taxes as a percentage of income before tax from continuing operations. A $67.8 million tax provision for the year ended December 31, 2004 reflects a 37.9% effective tax rate. The difference of $2 million between the effective and the statutory tax rate of 39%, primarily represents permanent differences related to recognition of equity income from the joint venture and amortization of tax deductible goodwill.

     An $8 million tax provision for the year ended December 31, 2003 reflects a 32% effective tax rate. The difference between the effective tax rate and the statutory tax rate of 39% equates to $2 million, primarily reflecting permanent differences related to interest accretion on the PRTA subscription receivable and equity income in subsidiary. The decrease of $21 million when compared to the $29 million provision reported for the year ended December 31, 2002 was due to lower earnings in 2003.

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

     Effective January 1, 2003, the Company changed its method of accounting for revenues derived from directory publishing rights and related expenses from the point-of-publication method to the amortization method. Although both methods fully comply with accounting principles generally accepted in the United States, the Company adopted the amortization method because it is becoming the industry standard. The cumulative effect of applying this accounting change to prior years was recognized as of January 1, 2003 as a one-time, non-cash loss of $17 million ($13 million, after tax).

SEGMENT RESULTS OF OPERATIONS

     The Company has two reportable segments, Wireline and Wireless. See Note 17 to the unaudited condensed consolidated financial statements for additional information on the Company’s segments. Reclassifications of prior period’s data have been made to conform to the current period’s presentation.

     The Wireline segment consists of:

•	Local services, including basic voice, telephone and telecommunications equipment rentals, value-added services, high-speed data services, Internet access and public phone service;

•	Long distance services including direct dial on-island and off-island, operator assisted calls, and prepaid calling card;

•	Access services to long distance carriers, competitive local exchange carriers, and wireless operators for originating and terminating calls on the Company’s network;

•	Directory publishing rights services; and

•	Telecommunication equipment sales and billing and collection services to competing long distance operators in Puerto Rico.

The Wireless segment consists of:

•	Postpaid and Prepaid services; and

•	Wireless equipment sales.

RESULTS OF OPERATIONS REVENUE WIRELINE

	For the Year Ended December 31,
	2004	2003	% Change	2003	2002	% Change
	(In millions)			(In millions)
Local	$596	$612	(3)%	$612	$613	—%
Network Access	271	296	(8)	296	331	(11)
Long Distance	66	114	(42)	114	118	(3)
Directory and Other	71	67	6	67	66	2

Total Wireline	$1,004	$1,089	(8)%	$1,089	$1,128	(3)%

     OPERATING DATA

	For the Year Ended December 31,
	2004	2003	%Change	2003	2002	% Change
Access Lines in Service (000’s):
Residential	887	940	(6)%	940	957	(2)%
Business	281	290	(3)	290	303	(4)

Total	1,168	1,230	(5)%	1,230	1,260	(2)%

     Wireline revenues include local service, network access, long distance, directory and other revenues. For the year ended December 31, 2004, wireline revenues decreased $85 million, or 8%, to $1,004 million from $1,089 million for the same period in 2003. For the year ended December 31, 2003 decreased $39 million, or 3%, to $1,089 million from $1,128 million in 2002.

Local Services

     Local service revenues include revenues from basic voice, telephone and telecommunications equipment rental, value-added services, high-speed private line services, Internet access, and public phone service. Local service revenues for the year ended December 31, 2004 decreased $16 million, or 3%, to $596 million from $612 million for the comparable 2003 period. The decrease is due to decreased revenues from local voice services of $31 million partially offset by increased revenues from local data services of $15 million. The decrease in revenues from local voice services was driven mainly by fewer access lines, absence of touch tone charges, and decrease in business measured services. The increase in local data services was primarily driven by an increase in the number of customers requesting our high-speed special services and internet services, which resulted in a $21 million increase in both high-speed special services and internet service revenue, partially offset by absence of Edunet billing of $7 million.

     Local service revenues for the year ended December 31, 2003 decreased $1 million, or less than 1%, to $612 million from $613 million in 2002. The decrease is mainly due to decreased revenues from local voice services of $2 million driven by a decrease in revenues from basic voice of $4 million offset by an increase in deferred activation charges of $5 million.

Network Access

     Network access revenues include revenues from services provided to long distance carriers, competitive local exchange carriers, and cellular and paging operators to originate and terminate calls on our network. These revenues for the year ended December 31, 2004 decreased $25 million, or 8%, to $271 million compared to $296 million for the same 2003 period. The decrease was driven by a decrease in intra-island access revenues of $22 million due to the implementation of the phase rate reduction required by the TRB in the February 2002 Order, previously defined and included in the integrated plan.

     These revenues for the year ended December 31, 2003 decreased $35 million, or 11%, to $296 million compared to $331 million for 2002. The decrease was driven by lower intra-island access revenues of $13 million, a decrease in off-island switching and special access revenues of $11 million and lower carrier common line access revenues of $12 million.

Long Distance

     Long distance revenues include direct dial on-island and off-island, operator-assisted calls and prepaid calling cards revenues. Long distance revenues for the year ended December 31, 2004 decreased $48 million, or 42%, to $66 million from $114 million for the comparable 2003 period due to a decrease in intra-island long distance revenues as a result of the impact of the Extended Area Service (EAS) implementation and a decrease in long distance call volumes. The reduction in revenues in 2004 also incorporates an adjustment of receivable balances reflecting billed activity. The prior periods amounts do not have a material impact in the financial statements.

     Long distance revenues decreased $4 million, or 3%, to $114 million for the year ended December 31, 2003 from $118 million for the comparable 2002 period. The decrease was due to a decrease in intra-island long distance revenues of $8 million, which decrease was partially offset by an increase in prepaid long distance card revenues of $2 million. Intra-island long distance revenues have decreased mainly due to customer traffic migration to the cellular network and general economic conditions.

Directory and Other

     Directory and other revenues include revenues from directory publishing rights, telecommunication equipment sales and billing and collection services provided to competing long distance operators in Puerto Rico. Directory and other revenues for the year ended December 31, 2004 increased $4 million, or 6%, to $71 million from $67 million for the same period in 2003 due to an increase in late payment fees of $7 million, which was partially offset by a decrease in billing and collections revenues of $3 million.

     Directory and other revenues for the year ended December 31, 2003 increased $1 million, or 2%, to $67 million from $66 million for the year ended December 31, 2002, mainly due to an increase in wireline equipment sales of $2 million partially offset by a decrease in customer premises equipment (“CPE”) maintenance revenues of $1 million.

RESULTS OF OPERATIONS EXPENSE WIRELINE

	For the Year Ended December 31,
	2004	2003	% Change	2003	2002	% Change
	(In millions)			(In millions)
Labor and benefits	$355	$370	(4)%	$370	$334	11%
Other operating expenses	209	397	(47)%	397	327	21%

Total Wireline	$564	$767	(26)%	$767	$661	16%

     Wireline expenses for the year ended December 31, 2004 decreased $203 million, or 26%, to $564 million from $767 million for the same period in 2003. Wireline expenses for the year ended December 31, 2003 increased $106 million, or 16%, to $767 from the $661 million reported for the same period in 2002.

Labor and benefits

     Labor and benefit expenses for the year ended December 31, 2004 decreased $15 million, or 4%, to $355 million from $370 million for the same period in 2003, due to a decrease in pension and OPEB expenses of $13 million and a headcount reduction which resulted in a decrease in salary expenses of $8 million and a decrease in expatriate expenses of $4 million. This decrease was partially offset by higher post-retirement benefits of $9 million.

     Labor and benefit expenses for the year ended December 31, 2003 increased $36 million, or 11%, to $370 million from $334 million reported for the year ended December 31, 2002, due to increases in Pension and OPEBs expense recognition of $34 million, which resulted from a decrease in the rate of return on plan assets in addition to a decrease in the discount rate, which reflects a softening economy.

Other operating expenses

     Other operating expenses for the year ended December 31, 2004 decreased $188 million, or 47%, to $209 million from $397 for the same period in 2003. The decrease was due to the fact that the 2003 results included $29 million associated with the write-off of the billing software system, which was abandoned by the Company and recognized for the year ended December 31, 2003, and to a $66 million pretax reserve for the end user and AT&T refund previously referred to. Of the latter reserve, $43 million was reversed during the year ended December 30, 2004. See “-Regulatory and Other Matters – Intra-Island Long Distance Access Rate Dispute.” Two other changes contributed to the reduction in expenses: a decrease in management fees of $12 million as the Verizon Management and Technology License Agreements expired on March 2, 2004 and were replaced by a new Service Agreement and a decrease in bad debt expense of $38 million due to a settlement with the PRDOE regarding amounts owed. See “-Regulatory and Other Matters – Puerto Rico Department of Education (The “PRDOE”) Debt.”

     Other operating expenses of $397 million for the year ended December 31, 2003, increased $70 million, or 21%, compared to the same period in 2002. The increase is due to cancelled capital projects of $29 million, which required the write-off of the billing software system abandoned by the Company (an additional $3 million write-off is included as interest), a pre-tax reserve of $66 million (an additional $7 million is included as interest) for the end-user and AT&T refund referred to in the TRB February 2002 Order and the net cost of removal of $4 million due to the adoption of SFAS No. 143, “Accounting for Asset Retirement Obligations” on January 1, 2003. Under the provisions of SFAS No. 143, we are required to exclude costs of removal from our depreciation rates for assets for which the removal costs exceed salvage value. Effective January 1, 2003, we began expensing costs of removal in excess of salvage value for these assets in the period in which they are incurred. This increase was partially offset by a decrease in interconnection charges of $16 million that resulted from an interconnection settlement agreement coupled with a decrease in rates and a decrease in management fees of $15 million.

RESULTS OF OPERATIONS REVENUE WIRELESS

	For the Year Ended December 31,
	2004	2003	% Change	2003	2002	%Change
	(In millions)			(In millions)
Postpaid Cellular	$180	$162	11%	$162	$148	9%
Prepaid Cellular	19	26	(27)	26	27	(4)

Total Cellular	199	188	6	188	175	7
Long Distance	5	—	—	—
Paging	—	1	(100)	1	5	(79)
Wireless Equipment	22	13	69	13	7	91

Total Wireless	$226	$202	12%	$202	$187	8%

     OPERATING DATA

	For the Year Ended December 31,
	2004	2003	% Change	2003	2002	% Change
	(In millions)			(In millions)
Cellular Customers (000’s):
Postpaid	290	240	21%	240	228	5%
Prepaid	97	113	(14)	113	123	(8)

Total	387	353	10%	353	351	1%

Postpaid Cellular Average Revenue Per Unit (ARPU)	$54	$55	(2)%	$55	$55	—%
Prepaid Cellular ARPU	15	19	(21)	19	20	(5)
Combined Cellular ARPU	43	43	—	43	43	—

     Revenues from cellular services and related equipment sales for the year ended December 31, 2004 increased $24 million, or 12%, to $226 million from $202 million for the comparable 2003 period. Revenues from cellular services and related equipment sales for the year ended December 31, 2003, increased $15 million, or 8%, to $202 million from $187 million reported for the year ended December 31, 2002.

Cellular Services

     Cellular service revenues for the year ended December 31, 2004 increased $11 million, or 6%, to $199 million from $188 million for the same period in 2003. This increase was primarily the result of an increase of 50,000 post paid cellular customers for 2004 compared to the same period in 2003 due to attractive price plans and the implementation of marketing strategies to align the Company’s product and service offerings with those of Verizon Wireless in the United States.

     Revenues from cellular services for the year ended December 31, 2003 increased $13 million, or 7%, to $188 million from $175 million for 2002. The increase was primarily the result of an increase of 12,000 post paid cellular customers compared to the year ended December 31, 2002 due to attractive price plans and the implementation of a marketing strategy to align the Company’s product and service offerings with those of Verizon Wireless in the United States.

Long Distance

     On April 2004, PRTC and PRTLD entered into a reseller agreement regarding long distance revenues generated by cellular customers, resulting in revenue of $5 million during year 2004.

Paging Revenues

     Paging revenues declined $1 million and $4 million for the year ended December 31, 2004 and 2003, respectively. The decrease was related to a complete reduction of paging customers. The Company entered into an agreement to sell its paging division and received approval from the FCC of the negotiated agreement in July 2003. The Company closed its paging operations in August 2003.

Wireless Equipment

     Revenues from wireless equipment sales increased $9 million, or 64%, to $22 million for the year ended December 31, 2004 from $13 million for the comparable 2003 period. These increases are the result of postpaid contract renewals.

     Wireless equipment sales increased $6 million, or 91%, to $13 million for year ended December 31, 2003 from $7 million for 2002. This increase is a result of the increase in customers who subscribed for wireless services in 2003 and to post paid contract renewals.

RESULTS OF OPERATIONS EXPENSE WIRELESS

	For the Year Ended December 31,
	2004	2003	% Change	2003	2002	% Change
	(In millions)			(In millions)
Labor and benefits	$32	$32	—%	$32	$31	3%
Other operating expenses	150	132	14	132	115	15

Total Wireless	$182	$164	11%	$164	$146	12%

     Wireless expenses for the year ended December 31, 2004 increased $18 million, or 11%, to $182 million from $164 million for the same period in 2003. Wireless expenses for the year ended December 31, 2003, increased $18 million, or 12%, to $164 million from $146 million reported for the year ended December 31, 2002.

Labor and benefits

     Labor and benefit expenses for the year ended December 31, 2004 and 2003 were constant at $32 million.

     Labor and benefit expenses for the year ended December 31,2003 increased $1 million, or 3%, to $32 million from the $31 million reported for the year ended December 31, 2002. The increase in labor and benefits expenses is mainly due to higher contractor expenses.

Other operating expenses

     Other operating expenses for the year ended December 31, 2004 increased $18 million, or 14%, to $150 million from $132 million for the comparable 2003 period. The increase was due to a higher subsidy on equipment sales of $12 million, higher bad debt expense of $3 million, and higher network management fees of $2 million.

     Other operating expenses increased $17 million, or 15%, to $132 million from the $115 million reported for the comparable 2002 period. The increase was due to a higher subsidy on equipment sales of $11 million, the absence of a gain on the sale of land of $3 million recognized during year ended December 31, 2002, higher network management fees of $3 million, higher commission expenses of $2 million and higher inventory obsolescence expense of $2 million.

LIQUIDITY AND CAPITAL RESOURCES

CONSOLIDATED FINANCIAL CONDITION

	Years Ended December 31,
	2004	2003	2002
	(in millions)
Cash flows provided by (used in):
Operations	$289	$357	$405
Investing	(166)	(170)	(206)
Financing	(81)	(198)	(200)

OVERALL LIQUIDITY ASSESSMENT

     The Company believes that cash from operations is sufficient to meet working capital needs. Current assets exceeded current liabilities at December 31, 2004 by $108 million. We believe our sources of funds, from operations and from readily available external financing arrangements, are sufficient to meet ongoing operating, financing and investing requirements. We expect that presently foreseeable capital requirements will continue to be financed through internally generated funds.

     On March 1, 2005, the Company entered into a new unsecured, undrawn $400 million 364-day revolving credit facility, which matures in March 2006 and replaced the prior undrawn facility which matured on March 2, 2005. The Company also has an undrawn $40 million working capital credit facility, which matures on June 29, 2005 and replaced the prior facility which matured in June 2004. See Note 11 to the unaudited condensed consolidated financial statements for more detailed information. During the year ended December 31, 2002, we refinanced our notes and the related interest payment through the issuance of term loans in an aggregate principal amount of $225 million.

OPERATIONS

     Cash from operations continued to be our primary source of funds. For year ended December 31, 2004, net cash provided by operating activities was $289 million compared to $357 million for the same period in 2003. The $68 million decrease was primarily due to higher pension contributions of $55 million, which are part of management’s strategy to fully fund the pension plans by 2007 and higher OPEBs disbursements of $4 million associated with the Company’s recognition of the effects of the Medicare Drug Act of 2003.

     The $48 million decrease in cash from operations for the year ended December 31, 2003 as compared to the prior year was primarily due to higher pension and OPEBs contributions of $46 million. Pension plan payments increased by $46 million due to management’s strategy to fully fund the pension plans by 2007.

INVESTING

     Net cash used in investing activities for the year ended December 31, 2004 was $166 million compared to $170 million for the same period in 2003. The $4 million decrease in net cash used in investing activities was due to a $3 million decrease in capital expenditures and costs of removal as a result of decreased spending on specific software projects, as well as a general decrease in spending as the Company aligned its capital spending with softening demand for new wireline service, offset by $1 million decrease in proceeds from the sale of buildings in 2003.

     Net cash used in investing activities for the year ended December 31, 2003 was $170 million compared to $206 million for the same period in 2002. The decrease in cash used in investing activities of $36 million is mainly due to a decrease in capital expenditures and costs of removal as a result of decreased spending on specific software projects, as well as a general decrease in spending as the Company aligned its capital spending with softening demand for new wireline service. Also, effective January 1, 2003, under SFAS No. 143, costs of removal are expensed in the period in which they are incurred.

     We have invested approximately $1.2 billion from the date of the Acquisition through December 31, 2004 to expand and enhance our networks. Our planned capital expenditures for 2005 are approximately $155 million, which we expect to finance with internally generated funds.

FINANCING

     Net cash used in financing activities for the year ended December 31, 2004 and 2003 was $81 million and $198 million, respectively. We reduced outstanding debt, including capital leases by $60 million for the year ended December 30, 2004 and by $170 million for the year ended December 31, 2003. Borrowings under term credit facilities, working capital facilities and commercial paper decreased from $153 million at December 31, 2003 to $93 million at December 31, 2004 and from $324 million at December 31, 2002 to $153 million at December 30, 2003. During 2002, the Company refinanced $300 million of senior notes, which matured on May 15, 2002, with new term credit agreements. The aggregate principal amount of the term loans was $225 million, with maturities ranging from two to three years, bearing interest at 60 to 100 basis points over the London Interbank Offered Rate (“LIBOR”) at December 31, 2002. During the year ended December 31, 2004, the Company prepaid $30 million of principal of term loans, reducing the outstanding balance to $93 million at December 31, 2004. During the year ended December 31, 2003, the Company prepaid $102 million of principal of term loans, reducing the outstanding balance to $123 million at December 31, 2003 and reduced the interest rate thereon to 70 basis points over LIBOR.

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

     The shareholders’ agreement requires the payment of dividends equal to at least 50% of consolidated net income, payable quarterly to the extent funds are legally available. For the year ended December 31, 2004, the Company paid dividends amounting to $62 million corresponding to the first, second, and third quarters of 2004. For the year ended December 31, 2003, the Company paid dividends amounting to $68 million corresponding to the first quarter of 2003 and the fourth quarter of 2002. The senior note indentures and credit facility agreements do not contain restrictions on the payment of dividends.

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

CONTRACTUAL OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS

The following table provides a summary of our contractual obligations and commercial commitments at December 31, 2004. Additional detail about these items is included in the notes to the consolidated financial statements.

Contractual Obligations &
Other Commercial Commitments:	Payments Due In Period
	(in millions)
	Total	2005	2006	2007	2008	2009	Thereafter
Long Term Debt, including interest rate swap	$703	$—	$403	$—	$—	$—	$300

Term Credit Facilities	93	93	—	—	—	—	—
Pension Benefit Obligations	351	127	111	87	16	10	—
Operating Leases	34	12	9	6	4	3	—

Total	$1,181	$232	$523	$93	$20	$13	$300

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

     We have continued to meet the wholesale requirements of new competitors and have signed agreements with wireless and wireline carriers. These agreements permit carriers to purchase unbundled network elements, resell retail services, and interconnect their networks with ours.

INTRA-ISLAND LONG DISTANCE ACCESS RATE DISPUTE

     On February 28, 2002, the TRB issued a Resolution and Order (the “February 2002 Order”) with respect to the reconsideration requested by the Company of the TRB’s October 10, 2001 order to reduce the access rates the Company charges to long distance carriers to originate and terminate intra-island long distance calls on the Company’s network.

     The February 2002 Order required new rates for intra-island access to be implemented through phased-rate reductions over four years. The prospective access rate reductions (on a two-way basis) were ordered to go into effect on April 1st of each year as follows:

April 2002: From 9.3 cents per minute to 7.9 cents per minute

April 2003: From 7.9 cents per minute to 6.5 cents per minute

April 2004: From 6.5 cents per minute to 5.0 cents per minute

April 2005: From 5.0 cents per minute to 2.1 cents per minute

     The February 2002 Order also requires PRTC to pay a $68 million refund to end-user customers. The TRB calculated this amount based on the difference between the 9.3 cents and 7.9 cents rate for TRB estimated traffic for the period April 1, 2000 through March 31, 2002. The refund can be made in 12 quarterly, equal installments starting April 1, 2002. The Company filed with the Puerto Rico Circuit Court of Appeals (the “Court”) an appeal of the February 2002 Order in which the Company alleges that the TRB made errors of law and procedure in its determination of access charges and its order to make the cash refund.

     On April 2, 2002, AT&T, Sprint and LTD (the “Carriers”) filed a petition with the Court for review of the February 2002 Order, requesting that the Court to order the rate reduction without a phase-in period, remand the case back to the TRB and direct the TRB to calculate the refund from and after April 1997 instead of April 2000, with the Carriers receiving the refund instead of the end-user customers.

     The hearing involving oral presentations by the parties was held on February 19, 2003. On April 22, 2003, the parties filed their corresponding post-hearing final briefs submitting the case for final adjudication. On August 19, 2003, the Court issued its final decision on the proceeding confirming the February 2002 Order on Reconsideration of February 28, 2002 in all respects and rejecting the claims of PRTC and the Carriers. On September 4, 2003, PRTC requested reconsideration of the Court’s determination on the grounds that although the Court correctly described the applicable legal standards the Court erred in applying those standards to the facts of the case. On October 2, 2003, the Court denied PRTC’s reconsideration request. As a result of the Court’s decision, the Company established a pre-tax reserve of $73 million, including interest, in September 2003 (3rd quarter) for the end-user and AT&T refund referred to in the February 2002 Order. This reserve is in addition to the reserve established in connection with the stay of the TRB Order on Reconsideration issued by the Court.

     On October 30, 2003, the Company filed a petition for a writ of certiorari before the Puerto Rico Supreme Court (“the Supreme Court”) challenging the $68 million refund portion of the February 2002 Order. The phased-rate reduction portion of the February 2002 Order was settled with the major carriers. See “Carrier Access Billing”.

     In November 2003, the Company proposed, and two members of the TRB indicated their support for, a plan to revise the TRB’s end-user refund order and end the dispute over this issue. First, PRTC has filed tariffs implementing the reduction in intra-island access charges ordered by the TRB in its Order on Reconsideration of February 27, 2002. The composite per minute access rate was reduced from 9.3 cents to 6.5 cents on January 1, 2004 and will continue to decrease in accordance with the TRB phase reduction schedule, which will end on April 1, 2005. In addition, PRTC agreed to implement a phased reduction in the number of local exchange calling areas from 68 to 10, the first phase of which became effective in February 2004, coupled with the deferred implementation of a flat charge designed to offset the resulting revenue losses. The plan included a number of other elements benefiting consumers, including the elimination of touchtone charges, one time credits for single line residential customers equal to their basic monthly service rate in December 2003 and June 2005 of approximately $14 million, and a commitment not to raise residential rates through December 2006 without providing certain information to the TRB in advance. The 2003 cash flow impact was a reduction of $16 million to the pre-tax reserve associated with one of the two one-time single line credits.

     On February 4, 2004, Centennial filed with the Supreme Court an opposition to PRTC’s request that the Court hold the case in abeyance until the TRB issued a Resolution and Order confirming the commitments negotiated in November 2003. On April 6, 2004, Centennial filed a motion requesting dismissal of the case, arguing that the settlement between the TRB and PRTC rendered the case moot. In the alternative, Centennial also argued that the TRB lacked jurisdiction to modify the end-user refund order, pending the petition for certiorari before the Supreme Court. Centennial claimed that the commitment negotiated in November 2003 with respect to the $68 million refund was null and void. On April 15, 2004, PRTC responded to and opposed Centennial’s filing.

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

EXTENDED AREA SERVICE (EAS) LOCAL CALLING ZONE DISPUTE

     In December 2003, AT&T and Sprint, (later followed by TLD) challenged PRTC’s actions in implementing the reduction of calling areas before the TRB, and sought an injunction to further reductions in the number of calling areas. PRTC has opposed the request for the injunction and intends to fulfill its commitments to the TRB. The TRB considered the matter in hearings held on April 28 and 30 and on May 3, 2004 and determined that the carriers’ request for injunctive relief should not proceed. The TRB allowed PRTC to implement its EAS Phase IV as scheduled on May 4, 2004 and ordered PRTC to sustain from further EAS implementation until an expedited investigation process had been completed.

     On May 6, 2004, PRTC submitted to the TRB and to the carriers a proposed expedited schedule in an effort to resolve the investigation prior to the next phase of the EAS implementation, which was scheduled for June 7, 2004 and covered Puerto Rico’s metro area. A hearing on the investigation was held on June 2, 2004.

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

     On September 20 and September 22, 2004, AT&T and Sprint filed a motion requesting authorization to amend the complaint and to obtain discovery from PRTC. On October 4, 2004, PRTC filed a motion opposing both motions. A resolution on both motions is pending.

     As of October 4, 2004, PRTC had completed all phases of its EAS implementation program.

     However, on October 21, 2004, AT&T and Sprint, made a joint filing before the TRB requesting the initiation of a rulemaking proceeding for PRT’s new local calling zones. This request for rule-making aims to obstruct any future local zone reductions by PRTC. On December 1, 2004, PRT submitted its opposition to the petition.

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

     Pan American Telephone, Inc., Intouch Telecommunications, Inc., and Choicetel Communications, Inc., three other competitive providers of public pay phones in Puerto Rico, also filed a similar lawsuit against us in the United States District Court of Puerto Rico on September 4, 2002 on the same grounds. On November 8, 2002, we filed a motion to dismiss the lawsuit and/or in the alternative to consolidate the lawsuit with TPPR’s lawsuit. The Court denied the motion to dismiss without prejudice. On September 7, 2004, the parties filed a joint motion for dismissal with prejudice after reaching a settlement agreement, which put an end to all claims and controversies between them in the proceeding. On January 13, 2005, the Court dismissed the case with prejudice for lack of prosecution.

     On August 16, 2002, PSA, the parent company of Phoenix of Puerto Rico, filed a lawsuit against PRTC in the United States Bankruptcy Court for the District of Delaware, claiming anti competitive acts. The claims have since been transferred to the United States District Court of Delaware and the disputes between the two parties include PRTC’s amended administrative claim against PSA, and PSA’s claim for over $9 million from PRTC. PRTC’s motion to change venue to Puerto Rico was granted by the United States District Court of Delaware and the motion to dismiss is currently pending before the United States District Court of Puerto Rico. On September 24, 2004, the Court issued an Opinion and Order granting PRTC’s motion to dismiss.

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

     On June 17, 2004, the United States House Energy and Commerce Committee Subcommittee on Oversight and Investigations held a hearing entitled “Problems with the E-Rate Program: Waste, Fraud, and Abuse Concerns in the Wiring of Our Nation’s School’s to the Internet”. Representatives from PRTC, as well as representatives from the PRDOE testified at the hearing. This hearing was one of a series of ongoing hearings focused on the E-Rate program.

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

     On July 30, 2004, the FCC released its Fourth Report and Order addressing the manner in which funds would be recovered under the E-Rate program. On August 13, 2004, the FCC released its Fifth Report and Order (Order) in the same proceeding adopting measures to address issues raised in the audit conducted as part of ongoing oversight of the schools and libraries support mechanisms and program concerns noted by its Office of Inspector General. Based on the standards established by the FCC, PRTC does not believe that amounts it has received from the E-Rate program are subject to recovery. PRTC is implementing procedures to ensure compliance with the requirements established by the Order.

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

     On June 28, 2004, a second hearing was held. During this hearing PRTC was ordered to submit responses to the plaintiffs’ request for admissions and to their first and second sets of interrogatories. PRTC submitted its responses to the plaintiffs’ request for admissions and to their first and second sets of interrogatories on July 6 and July 16, 2004, respectively. However, these responses were limited to the issue of class certifications, and the interrogatories and requests for admissions relating to the merits of the case were objected and a protective order was requested. The Superior Court denied PRTC’s requests and ordered full responses. On July 16, 2004, PRTC filed a writ of certiorari with the Puerto Rico Court of Appeals seeking reversal of the Superior Court’s order allowing discovery concerning the merits of the case before the class certification issue is resolved. On October 13, 2004, plaintiffs filed a motion opposing PRTC’s writ of certiorari. A determination is pending before the Court of Appeals.

     On October 8, 2004, plaintiffs filed with the Superior Court a motion requesting the dismissal and substitution of one of the plaintiffs.

     The PR Court of Appeals denied PRTC’s writ of certiorari requesting the reversal of a Superior Court order allowing unlimited discovery. PRTC had intended to limit discovery to the class certification issue.

     On November 15, 2004, the Superior Court held an evidentiary hearing in order to determine if this case will be certified as a class action. Even though the Court has not yet reached a determination, at the hearing, the Judge ordered PRTC to comply with the plaintiffs’ merits discovery requests and PRTC has now done so.

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

INTERSTATE HIGH COST SUBSIDY

     On October 21, 1999, the FCC adopted a new high cost loop support mechanism for non-rural companies, which has resulted in the phase out of the Company’s high cost loop subsidy revenues. The Company is classified as a non-rural telephone company under the United States Telecommunications Act of 1996. The Company’s high cost loop revenues were $49 million in 2000, $33 million in 2001 and $4 million in 2002. On February 28, 2003, PRTC sent a letter to the FCC, requesting that the FCC take action to restore the high-cost loop universal service support that the Company lost due to FCC policies adopted for non-rural telephone companies and arguing that the non-rural telephone company mechanism is based on cost characteristics of mainland telephone companies. PRTC requested that the FCC address the loss of its high cost loop universal service support by adopting rules for insular areas that are similar to those applied to rural carriers. If rural carrier rules were applied to PRTC it would continue to receive high cost loop support as it had prior to the adoption of the FCC’s 1999 rules for non-rural telephone companies. On October 27, 2003, the FCC issued an order rejecting PRTC’s request for reconsideration of its classification as a non-rural carrier. However, the order did not address PRTC’s request to restore the high-cost universal service support based on the establishment of a new high cost loop support mechanism for insular carriers. On January 14, 2004, PRTC filed a petition for clarification and/or reconsideration of several portions of the FCC Order of October 27, 2003 on the grounds that the FCC has not acted upon the specific mandate of Section 254 to provide support for insular areas. No announcement has been made regarding the expected timing for addressing this issue.

     On November 29, 2004, the FCC released an Order on Reconsideration denying PRT’s petition. The Order, specifically mentioned that the FCC did not address PRTC’s petition of the Qwest Remand Order (filed on January 2004), or its ex-parte request on February 2003 seeking the adoption of a non-rural insular mechanism.

WORLDNET ARBITRATION PROCEEDING

     Recently, an arbitrator resolved a dispute related to an interconnection contract between PRTC and WorldNet and rendered a decision which, among other things, requires PRTC to agree to contract terms establishing numerous service quality metrics, liquidated damages provisions, reduced prices for certain network elements, continuation of wholesale discounts, certain Operational Support System parity standards, and certain requirements with respect to bundled services. PRTC is examining the impact of this decision. In accordance with the applicable arbitration rules, the parties have executed and filed the arbitrated contract with the TRB.

     On June 7, 2004, PRTC filed a request for reconsideration of the TRB’s Resolution and Order adopting the arbitrator’s decision and a request for a stay of the new interconnection agreement until the reconsideration was finally resolved. WorldNet also filed a request for reconsideration. On June 17, 2004, the TRB issued a Resolution and Order accepting both motions for reconsideration and notified the parties that a final decision on both motions would be issued within ninety days from the date of the filing, (i.e., by September 7, 2004). On June 25, 2004, PRTC’s motion for a stay was granted.

     On September 7, 2004, the TRB issued an Order on Reconsideration requiring PRTC and WorldNet to submit a revised interconnection agreement by October 22, 2004, which was subsequently extended to October 29, 2004. The new agreement must be implemented within a period of six (6) months following the date on which it is filed with the TRB.

     PRTC believes that some of the TRB’s determinations in the Order on Reconsideration are contrary to law, and on October 7, 2004, filed before the Federal District Court for the District of Puerto Rico an appeal of the TRB’s Order on Reconsideration of September 7, 2004. In addition, we filed an emergency motion for a partial stay of the Order with the TRB. Worldnet has also appealed the TRB’s Order of September 7, 2004 to the Federal District Court for the District of Puerto Rico.

     On November 12, 2004, PRTC and WorldNet completed the negotiations for a conforming interconnection and commercial agreement. The conforming interconnection agreement was submitted to the TRB for approval on November 12, 2004. On November 23, 2004, the TRB approved the agreement.

     Both petitions were consolidated by the Court on October 21, 2004. The TRB requested a remand on the bundling issue. A remand hearing was held on November 12, 2004. The parties notified the Court of the agreement reached and the Court approved the agreement. The agreement consisted of a remand order of the bundling controversy to the TRB. All the other issues will be considered by the Court through the filing of summary judgment by the parties which were due on January 14, 2005.

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

     The following important factors could affect future results and could cause those results to differ materially from those expressed in the forward-looking statements: (1) materially adverse changes in economic and industry conditions in Puerto Rico, and labor matters, including workforce levels and labor negotiations, and any resulting financial and/or operational impact, in the markets served by us;; (2) material changes in available technology; (3) the final resolution of regulatory initiatives and proceedings, including arbitration proceedings pertaining to, among other matters, the terms of interconnection, access charges, universal service, unbundled network elements and resale rates; (4) changes in our accounting policies that may be required by regulatory agencies, including the

Securities and Exchange Commission (“SEC”) or that result from changes in the accounting policies or their application, which could result in an impact on earnings; and (5) the extent, timing, success and overall effects of competition from others in the Puerto Rico telecommunications service industry.

     Although the Company believes the expectations reflected in its forward-looking statements are reasonable, the Company cannot guarantee its future performance or results of operations. All forward-looking statements in this filing are based on information available to the Company on the date of this filing; however, the Company is not obligated to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The risks described above and elsewhere in this report, including in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” should be considered when reading any forward-looking statements in this filing. Given these uncertainties and risks, the reader should not place undue reliance on these forward-looking statements.

CRITICAL ACCOUNTING POLICIES

General

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.

The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to bad debts, intangible assets, income taxes, financing operations, pensions and other post-retirement benefits, contingencies and litigation. The Company’s management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

The Company’s depreciation expense is based on the composite group remaining life method using straight-line composite rates. This method provides for the recognition of the cost of the remaining net investment in telephone plant over the remaining asset lives. This method also requires a periodic evaluation of the average remaining useful lives related to the expected recoverability of the carrying value of assets based on changes in technology, environmental factors, the federal and local regulatory environment, industry and other competitive forces. Effective July 1, 2002, the Company revised its accounting estimates relating to depreciation based on a detailed review of the lives underlying the depreciation rates. The depreciation rate revisions reflect expected useful lives resulting from the impact of technology and future competition and more closely approximate the assumptions used by other telephone companies. These revisions resulted in a decrease in depreciation expense of approximately $12 million for the year ended December 31, 2003. Effective July 2004, the Company revised its plant useful lives estimates based on a detailed review of the lives underlying the depreciation rates. The revision resulted in a decrease in depreciation expense by approximately $3.3 million for the year 2004. Refer to Note 4 to the consolidated financial statements for further details.

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

The most significant element in determining the Company’s pension income (expense) in accordance with SFAS No. 87 is the expected return on plan assets. At December 31, 2004, the Company assumed that the expected long-term rate of return on plan assets is 8.5%, which remained constant in comparison with prior year. Historically, the Company’s pension plan assets have earned in excess of 8.5%; therefore, the Company believes that its assumption of future returns of 8.5% is reasonable.

At the end of each year, the Company determines the rate used to discount plan liabilities. The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year. In estimating this rate, the Company looks to rates of return on high quality, fixed-income investments that receive one of the two highest ratings given by a recognized ratings agency. At December 31, 2004, the Company determined this rate to be 5.75%, which is 0.5% lower than the prior year. The increase in the pension liability resulting from the change has been deferred in accordance with the amortization provisions of SFAS No. 87.

Other Post Employment Benefits

We provide retiree health benefits for employees that retire under our Pension Plan. We use various actuarial assumptions including the discount rate and the expected trend in health care costs to estimate the costs and benefit obligations for our retiree health plan.

At December 31, 2004, we assumed a discount rate of 5.75%, which is 0.5% lower than the prior year and increased our retiree health benefit liability. A large portion of this loss has been deferred in accordance with the amortization provisions of SFAS No. 106.

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

     The following table summarizes the fair value of our senior notes and interest rate swap agreements at December 31, 2004 and December 31, 2003 and provides a sensitivity analysis of the fair values of these instruments assuming a 100 basis point increase or decrease in the yield curve. The sensitivity analysis does not include the fair values of our floating-rate debt since they are not significantly affected by changes in market interest rates.

		Fair Value
		Assuming 100 Basis Point
	Book Value	Fair Value	Increase	Decrease
	(In thousands)
December 31, 2004:

Senior notes	$699,876	$735,790	$718,569	$753,663
Interest rate swap	3	3	(1,813)	1,834

Total	$699,879	$735,793	$716,756	$755,497

December 31, 2003:

Senior notes	$699,839	$770,526	$746,165	$795,974
Interest rate swap	2,811	2,811	(467)	6,133

Total	$702,650	$773,337	$745,698	$802,107

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

TELECOMUNICACIONES DE PUERTO RICO, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Telecomunicaciones de Puerto Rico, Inc.:

We have audited the accompanying consolidated balance sheet of Telecomunicaciones de Puerto Rico, Inc. and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the years then ended. Our audit also included the financial statement schedule listed in the Index at Item 15 for the years ended December 31, 2004 and 2003. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Telecomunicaciones de Puerto Rico, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

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

March 11, 2005

Telecomunicaciones de Puerto Rico, Inc. and Subsidiaries

Consolidated Balance Sheets
(In thousands)

	December 31,
	2004	2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$63,346	$21,732
Accounts receivable, net of allowance for doubtful accounts of $106,090 and $131,106 in 2004 and 2003, respectively	270,914	287,247
Deferred income tax	28,054	26,158
Inventory and supplies, net	28,158	21,202
Prepaid expenses	26,616	35,255

Total current assets	417,088	391,594
PROPERTY, PLANT AND EQUIPMENT, net	1,459,459	1,558,246
GOODWILL	126,927	126,927
INTANGIBLES, net	196,820	189,136
DEFERRED INCOME TAX	235,886	246,794
OTHER ASSETS	109,102	108,541

TOTAL ASSETS	$2,545,282	$2,621,238

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$93,168	$59,729
Other current liabilities	216,187	213,480

Total current liabilities	309,355	273,209
LONG-TERM DEBT, excluding current portion	703,556	802,135
PENSION AND OTHER POST-EMPLOYMENT BENEFITS	607,115	594,113
OTHER NON-CURRENT LIABILITIES	186,781	237,405

Total liabilities	1,806,807	1,906,862

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY	15,010	13,025

SHAREHOLDERS’ EQUITY:
Common stock	704,386	703,884
Deferred ESOP compensation	(25,172)	(26,153)
Subscription receivable	—	(39,515)
Retained earnings	210,956	164,520
Accumulated other comprehensive loss, net of taxes	(166,705)	(101,385)

Total shareholders’ equity	723,465	701,351

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,545,282	$2,621,238

     The accompanying notes are an integral part of these financial statements.

Telecomunicaciones de Puerto Rico, Inc. and Subsidiaries

Consolidated Statements of Operations
(In thousands)

	For the Years Ended December 31,
	2004	2003	2002
REVENUES:
Local services	$586,598	$605,259	$606,621
Access services	268,974	295,801	325,453
Long distance services	68,890	111,416	117,357
Cellular services	196,426	187,084	172,940
Paging services	—	1,026	5,241
Directory services	19,920	19,868	19,928
Other services and sales	73,116	60,965	53,735

Total revenues	1,213,924	1,281,419	1,301,275

OPERATING COSTS AND EXPENSES:
Labor and benefits	386,948	402,008	365,311
Other operating expenses	343,424	519,466	427,419
Early retirement and voluntary separation provision	2,786	17,347	467
Depreciation and amortization	261,036	251,735	261,543

Total operating costs and expenses	994,194	1,190,556	1,054,740

OPERATING INCOME	219,730	90,863	246,535

OTHER (EXPENSE) INCOME:
Interest expense, net	(43,284)	(53,175)	(47,540)
Equity income from joint venture	2,454	2,151	2,878
Minority interest in consolidated subsidiary	(2,749)	(1,529)	(1,469)
Asset impairment charge	—	(11,800)	—

Total other expense, net	(43,579)	(64,353)	(46,131)

INCOME BEFORE INCOME TAX EXPENSE	176,151	26,510	200,404

INCOME TAX EXPENSE	67,762	8,183	29,371

INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	108,389	18,327	171,033

CUMULATIVE EFFECT OF ACCOUNTING CHANGE, net of income tax provision of $40,672	—	58,529	—

NET INCOME	$108,389	$76,856	$171,033

The accompanying notes are an integral part of these financial statements.

Telecomunicaciones de Puerto Rico, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity
(In thousands)

					Accumulated
					Other
	Common	Deferred ESOP	Subscription	Retained	Comprehensive
	Stock	Compensation	Receivable	Earnings	Loss	Total
BALANCE, DECEMBER 31, 2001	$701,952	$(28,793)	$(109,959)	$53,592	$(78,477)	$538,315

Dividends paid	—	—	—	(68,836)	—	(68,836)
Accretion of discount on subscription receivable	—	—	(6,134)	—	—	(6,134)
PRTA capital contribution	—	—	40,000	—	—	40,000
Release of ESOP shares	1,318	1,385	—	—	—	2,703
Comprehensive income:
Net income	—	—	—	171,033	—	171,033
Other comprehensive loss, net of taxes:
Minimum pension liability adjustment	—	—	—	—	(11,705)	(11,705)

Comprehensive income	—	—	—	—	—	159,328

BALANCE, DECEMBER 31, 2002	$703,270	$(27,408)	$(76,093)	$155,789	$(90,182)	$665,376

Dividends paid	—	—	—	(68,125)	—	(68,125)
Accretion of discount on subscription receivable	—	—	(3,422)	—	—	(3,422)
PRTA capital contribution	—	—	40,000	—	—	40,000
Release of ESOP shares	614	1,255	—	—	—	1,869
Comprehensive income:
Net income	—	—	—	76,856	—	76,856
Other comprehensive loss, net of taxes:
Minimum pension liability adjustment	—	—	—	—	(11,203)	(11,203)

Comprehensive income	—	—	—	—	—	65,653

BALANCE, DECEMBER 31, 2003	$703,884	$(26,153)	$(39,515)	$164,520	$(101,385)	$701,351

Dividends paid	—	—	—	(61,953)	—	(61,953)
Accretion of discount on subscription receivable	—	—	(485)	—	—	(485)
PRTA capital contribution	—	—	40,000	—	—	40,000
Release of ESOP shares	502	981	—	—	—	1,483
Comprehensive income:
Net income	—	—	—	108,389	—	108,389
Other comprehensive loss, net of taxes:
Minimum pension liability adjustment	—	—	—	—	(65,320)	(65,320)

Comprehensive income	—	—	—	—	—	43,069

BALANCE, DECEMBER 31, 2004	$704,386	$(25,172)	$—	$210,956	$(166,705)	$723,465

The accompanying notes are an integral part of these financial statements.

Telecomunicaciones de Puerto Rico, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(In thousands)

	For the Years Ended December 31,
	2004	2003	2002
CASH FLOWS FROM OPERATING ACTVITIES:
Net income	$108,389	$76,856	$171,033
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	261,036	251,735	261,543
Provision for uncollectible accounts	29,746	64,536	73,195
Abandoned software project	—	32,262	—
Wireless asset impairment charge	—	11,800	—
Deferred income tax	9,012	(2,385)	(28,527)
Cumulative effect of accounting change	—	(58,529)	—
Accretion of discount on subscription receivable	(485)	(3,422)	(6,134)
Equity income from joint venture	(2,454)	(2,151)	(2,878)
Early retirement and voluntary separation provision	2,786	17,347	467
Release of ESOP shares	1,483	1,869	2,703
Gain on sale of building	(3,349)	(824)	—
Minority interest in consolidated subsidiary	2,749	1,529	1,469
Changes in assets and liabilities:

Accounts receivable	(13,413)	(8,264)	(56,800)
Inventory and supplies	(6,956)	(3,163)	6,716
Prepaid expenses and other assets	8,639	(13,491)	(4,187)
Other current and non-current liabilities	(12,514)	21,815	1,019
Pension and other post-employment benefits	(95,400)	(30,703)	(14,764)

Net cash provided by operating activities	289,269	356,817	404,855

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, including removal costs	(171,638)	(176,278)	(205,585)
Proceeds from sale of building	5,436	6,000	—

Net cash used in investing activities	(166,202)	(170,278)	(205,585)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contribution	40,000	40,000	40,000
Net repayments of short-term debt, including capital leases	(59,500)	(170,349)	(396,564)
Borrowings of long-term debt	—	—	225,000
Dividends Paid	(61,953)	(68,125)	(68,836)

Net cash (used in) provided by financing activities	(81,453)	(198,474)	(200,400)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	41,614	(11,935)	(1,130)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	21,732	33,667	34,797

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$63,346	$21,732	$33,667

The accompanying notes are an integral part of these financial statements.

TELECOMUNICACIONES DE PUERTO RICO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

1.	Business / Corporate Structure

Telecomunicaciones de Puerto Rico, Inc., a Puerto Rico corporation (“we”or the “Company”), holds 100% of the common stock of Puerto Rico Telephone Company, Inc. (“PRTC”), PRT Larga Distancia, Inc. (“PRTLD”), and Datacom Caribe, Inc. (“Datacom”). The Company holds a 67% interest in Coqui.net Corporation (“Coqui.net”), in which Popular, Inc., one of our shareholders, holds the remaining 33% interest. The Company also holds a 24% interest in Verizon Information Services Puerto Rico, Inc. S en C. (“VISI”), in which GTE Holdings (Puerto Rico) LLC, our majority shareholder, holds a 36% interest. Wireline service is provided by PRTC, the incumbent local exchange carrier for the island of Puerto Rico, and wireless services are provided by Verizon Wireless, a division of PRTC. The Company’s off-island long distance service is provided by PRTLD and its dial-up Internet access service is provided by Coqui.net. Directory publishing revenues are generated through VISI.

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

PRTC/Verizon Wireless Merger

On May 1, 2002, the Company completed a tax-free reorganization whereby it merged Verizon Wireless Puerto Rico, Inc. (“Verizon Wireless”) into PRTC. Prior to the merger, the Company created a new wholly-owned subsidiary, PRTLD, to carry the off-island long distance business previously provided by Verizon Wireless. The objectives of the reorganization enabled the Company to integrate the wireline and wireless operations without jeopardizing the continuity of the off-island long distance license, simplify the overall corporate structure to reduce administrative costs, and provide better control and monitoring of the off-island long distance business and increase its potential for growth in Puerto Rico. As a result of this merger, the Company released a deferred tax valuation allowance related to the Acquisition of $93 million, approximately $51 million of which was recorded against goodwill and $42 million was recorded as a deferred tax benefit in the Company’s consolidated statement of income for the second quarter of 2002 in accordance with Statements of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes”.

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

In 2004 the Company reduce is revenues to incorporate an adjustment to its receivable balances to reflect billed activity from prior year. The prior periods amounts do not have a material impact in the financial statements.

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

Advertising Costs

The Company expenses advertising costs as incurred, and recorded advertising costs of $16 million in 2004 and $15 million in 2003 and 2002, respectively.

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

5.	Property, Plant and Equipment

Property, plant and equipment consist of:

	Remaining Useful		December 31	December 31
	Lives (Yrs)		2004	2003
			(In thousands)
	Current	Previous
Outside plant	9.2	8.5	$2,148,244	$2,097,902
Central office and transmission equipment	4.4	4.1	1,228,001	1,184,357
Equipment and other	2.7	3.2	304,716	321,972
Buildings	11.0	14.3	321,928	317,309
Land	N/A	N/A	26,003	26,400

Gross plant in service			4,028,892	3,947,940
Less: accumulated depreciation			2,637,434	2,455,127

Net plant in service			1,391,458	1,492,813
Construction in progress			68,001	65,433

Total			$1,459,459	$1,558,246

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

During the fourth quarter of 2003, the board of directors approved the replacement of the Company’s General Ledger System and Inventory Management System. The new systems have been implemented and are currently operating. The projected capitalized costs for software and labor are approximately $11 million. As of December 31, 2004, the Company had capitalized costs of $10 million associated with the new systems.

Effective July 2004, the Company performed its periodic review of plant useful lives estimates based on a comprehensive analysis detailed review of the lives underlying the depreciation rates. The review incorporates the impact of technology, future competition and assumptions employed in the industry relative to depreciation and retirement rates. The revision resulted in a decrease in depreciation expense by approximately $3.3 million for the year ended December 31, 2004.

The Company revised the method to calculate the composite useful lives to be consistent with the current depreciation study.

6.	Goodwill

Following is a breakdown of goodwill.

	Carrying Value
	December 31	December 31
	2004	2003
	(In thousands)
Wireline (PRTC)	$102,731	$102,731
Dial-up Internet (Coqui.net)	24,196	24,196

Total	$126,927	$126,927

7.	Intangibles

	Carrying Value
	December 31	December 31
	2004	2003
	(In thousands)
Indefinite Life:
Wireline concession	$85,120	$85,120
FCC Cellular licenses	23,855	23,855

Total Indefinite Life	$108,975	$108,975

	December 31, 2004			December 31, 2003
			(In thousands)
	Cost	Acc. Amort	Book Value	Cost	Acc. Amort	BooValue
Definite Life:
Wireline trade name	$48,400	$11,282	$37,118	$48,400	$9,502	$38,898
Software licenses	91,759	41,032	50,727	67,068	25,805	41,263

Total Definite Life	$140,159	$52,314	$87,845	$115,468	$35,307	$80,161

Plus: Total Indefinite Life			108,975			108,975

Total	$140,159	$52,314	$196,820	$115,468	$35,307	$189,136

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

The following table presents current and expected amortization expense of existing intangible assets as of December 31, 2004 and for each of the following years:

Aggregate Amortization expense:
For the year ended December 31, 2004	$17,373

Expected amortization expense for the years ending December 31,:
2005	$17,208
2006	10,878
2007	8,749
2008	4,837
2009	4,837

8.	Other assets

	December 31	December 31
	2004	2003
	(In thousands)
Deferred activation and installation costs	$72,775	$69,347
Notes receivable-equipment sales	5,675	10,446
Deferred pension asset	23,747	19,785
Deferred financing costs, net	2,307	3,146
Other deferred costs	1,516	1,426
Interest rate swap	3	2,811
Investment in Verizon Information Services	88	—
Other assets	2,991	1,580

Total	$109,102	$108,541

9.	Pension Plan

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

The following table sets forth the status of the plans and the amounts in the financial statements as of December 31, 2004 and 2003:

	Pension and Lump Sum Benefits		Post-Retirement Benefits
(In thousands)	2004	2003	2004	2003
Change in benefit obligation:
Benefit obligation at beginning of period	$1,142,433	$1,021,735	$622,770	$576,241
Service cost	20,551	18,092	6,321	8,701
Interest cost	72,600	67,299	32,226	35,511
Actuarial loss	139,900	104,500	(24,110)	45,163
Plan amendments-ERW	939	8,714	696	6,222
Plan amendments-Other	6,239	3,460	(66,605)	(25,843)
Expected expenses	(4,809)	(2,762)	—	—
Benefits paid	(90,921)	(78,605)	(27,908)	(23,225)

Benefit obligation at end of period	$1,286,932	$1,142,433	$543,390	$622,770

Change in plan assets:
Fair value of plan assets at beginning of period	718,192	558,161	—	—
Actual return on plan assets	65,365	116,390	—	—
Employer contributions	177,473	122,247	27,908	23,225
Benefits paid	(90,921)	(78,605)	(27,908)	(23,225)

Fair value of plan assets at end of period	$870,109	$718,193	$—	$—

Funded status:
Funded status at end of year	(416,822)	(424,240)	(543,390)	(622,770)
Unrecognized actuarial loss, net	372,442	260,340	315,323	353,684
Unrecognized prior service cost (benefit)	22,267	21,286	(79,822)	(18,590)
Unrecognized net transition obligation	1,480	1,839	18,127	20,329

Net amount recognized	$(20,633)	$(140,775)	$(289,762)	$(267,347)

Balance sheet amounts consist of:
Accrued benefit liability	$(317,353)	$(326,766)	$(289,762)	$(267,347)
Other asset (Note 7)	23,747	19,785	—	—
Accumulated other comprehensive loss	272,973	166,206	—	—

Net amount recognized	$(20,633)	$(140,775)	$(289,762)	$(267,347)

Changes in benefit obligations were caused by factors including changes in actuarial assumptions (see “Assumptions”).

The accumulated benefit obligation for all defined benefit pension plans was $1,187 million and $1,045 million at December 31, 2004 and 2003, respectively.

Additional Information

An additional minimum pension liability adjustment, net of taxes, of $65 million and $11 million was recorded at December 31, 2004 and 2003. The adjustment is necessary to reflect as a net liability at a minimum the fair value of benefit obligation less plan assets with the fair value of benefit obligation calculated on an accumulated benefit obligation basis. An offsetting deferred pension asset of $24 million and $20 million was recorded at December 31, 2004 and 2003 as part of this calculation to recognize all unrecognized prior service costs. The difference between the additional liability adjustment and the additional asset was recorded as a component of other comprehensive income and all accumulated amounts recorded in other comprehensive income is reflected as a separate account within shareholders equity.

	Pension and Lump Sum Benefits
(In thousands)	2004	2003
Increase in minimum liability included in other
comprehensive income	65,128	11,203

In the Acquisition agreement, the PRTA agreed to contribute cash or stock worth a total of $200 million as a capital contribution in even $40 million installments over five years beginning on March 2, 2000. The Company will use the $200 million to fund its underfunded pension and other post-employment benefit obligations. The contribution must be in cash for the first two installments and cash or stock of the Company for the last three installments. During the year ended December 31, 2004, $40 million in cash was received corresponding to the fifth and final installment. Future receipts were originally recorded at their discounted present value of $159.7 million (at 8% discount rate) as a specific component of shareholders’ equity in 1999.

Net Periodic Cost

The components of the net pension and other post-employment benefit expenses for years ended December 31,

	Pension and Lump Sum Benefits			Post-Retirement Benefits
(In thousands)	2004	2003	2002	2004	2003	2002
Service cost	$20,551	$18,092	$15,856	$6,321	$8,701	$6,751
Interest cost	72,600	67,299	67,180	32,226	35,511	28,963
Expected return on plan assets	(59,384)	(46,311)	(56,890)	—	—	—
Amortization of unrecognized:
Transition obligation	359	430	512	2,202	2,202	2,202
Prior service cost (benefit)	5,257	4,743	4,423	(5,373)	(2,513)	896
Actuarial loss, net	17,008	13,124	5,008	14,251	15,704	8,186

Net amortization and deferral	56,391	57,377	36,089	49,627	59,605	46,998
Effect of early retirement program	939	8,714	—	696	6,222	—

Total	$57,330	$66,091	$36,089	$50,323	$65,827	$46,998

Assumptions

The weighted-average assumptions used in determining benefit obligations at December 31,

	Pension and Lump Sum Benefits		Post-Retirement Benefits
	2004	2003	2004	2003

Discount rate	5.75%	6.25%	5.75%	6.25%
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%

The weighted-average assumptions used in determining net periodic cost for years ended December 31,

	Pension and Lump Sum Benefits			Post-Retirement Benefits
	2004	2003	2002	2004	2003	2002
Discount rate	6.25%	6.25%	6.75%	6.25%	6.25%	6.75%
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%	4.00%	4.00%
Expected return on plan assets	8.50%	8.50%	8.50%	n/a	n/a	n/a

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

The assumed health care cost trend rates at December 31,

	Post-Retirement Benefits
	2004	2003	2002
Health care cost trend rate assumed for next year	10.00%	10.00%	11.00%
Rate to which cost trend rate gradually declines	5.00%	4.75%	5.00%
Year the rate reaches level it is assumed to remain thereafter	2008	2007	2009

Assumed health care trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in the assumed health care cost trend rate would have the following effects:

One-percentage-point	Post-Retirement Benefits
(In thousands)	Increase	Decrease
Effect on 2004 total service and interest cost	$5,915	$(5,076)
Effect on post-retirement benefit obligation as of December 31, 2004	70,945	(62,472)

Medicare Drug Act

On December 8, 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 (Medicare Drug Act) was signed into law. The Medicare Drug Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. The Company’s plan provides prescription drug benefits that are deemed actuarially equivalent to the Medicare Part D and elected to recognize the impact of the federal subsidy on our accumulated postretirement benefit obligation and net postretirement benefit costs in the third quarter of 2004. The reduction in the APBO for the subsidy related to benefits attributed to past service is $77.4 million for year 2004. The effect of the subsidy on the measurement of net periodic postretirement benefit cost of $10.7 million for the current period 2004 consists of the following (in millions):

Amortization of the actuarial experience gain	$4.3
Reduction in current period service cost	1.6
Resulting reduction in interest cost on APBO	4.8

Total	$10.7

The expected gross benefit payments, including prescription drug benefits, are $9 million for 2004.

Plan Assets

The weighted-average assets allocation for the pension plans assets at December 31, 2004 and 2003 by category are as follows:

	2004	2003
Equity securities	60.0%	60.2%
Debt securities	37.0%	36.9%
Other	3.0%	2.9%

	100.0%	100.0%

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

Cash Flows

The Company expects to contribute $128 million for pension and lump sum plans and $31 million for post-retirement plan in year 2005. We have adequate liquidity resources to fund this amount.

Estimated Future Benefit Payments

The benefits payments, which reflect expected future service, are expected to be paid as follows:

	Pension and Lump	Post-Retirement
(In thousands)	Sum Benefits	Benefits
2005	$78,037	$30,831
2006	76,033	30,954
2007	77,066	32,138
2008	75,865	33,164
2009	74,440	33,998
2010-2014	372,723	181,744

Early Retirement and Voluntary Separation Provision

In January 2003, 29 eligible management employees accepted the voluntary separation program, offered by the Company to eligible management employees during the fourth quarter of 2002, representing an expense of $1.4 million, which was recorded in the first quarter 2003. During the second quarter of 2003, the Company offered to members of one of the unions a voluntary separation program that closed on June 20, 2003, which 44 eligible employees accepted. Also, during the second quarter of 2003, an additional 147 employees in the craft union accepted a retirement program offered by the Company that closed on June 30, 2003. As a result of these two programs, an additional non-cash provision of $3.3 million was recorded in the second quarter 2003.

In December 2003, the Company offered an early retirement program to eligible management employees. A non-cash provision of $12.6 million was recorded relating to 147 employees who had accepted as of December 31, 2003. In January 2004, an additional 19 eligible management employees accepted the early retirement program offered by the Company in December 2003, which resulted in a provision of $1.6 million.

In September 30, 2004, the Company offered a voluntary separation program, closing on December 3, 2004, to eligible management employees, which resulted in a provision of $1.2 million.

10.	Other Current Liabilities

	December 31	December 31
	2004	2003
	(In thousands)
Accounts payable	$35,367	$58,625
Accrued expenses	105,128	75,999
Employee benefit accruals	52,630	44,697
Carrier payables	14,825	26,388
Taxes	1,868	1,420
Interest	6,369	6,351

Total	$216,187	$213,480

11.	Debt

	December 31	December 31
	2004	2003
	(In thousands)
Senior notes
Due May 15, 2006 at 6.65%	$399,966	$399,943
Due May 15, 2009 at 6.80%	299,910	299,896
Term credit facilities:
Due May 16, 2005 at 57 basis points over LIBOR	30,000	30,000
Due June 24, 2005 at 70 basis points over LIBOR	—	30,000
Due August 19, 2005 at 70 basis points over	63,000	63,000
LIBOR
Commercial paper	—	29,500
Deferred derivative	3,654	6,337
Interest rate swap	3	2,811
Capital leases	191	377

Total	796,724	861,864
Less short-term debt	93,168	59,729

Long-term debt	$703,556	$802,135

11.	Debt

The senior notes, commercial paper, term credit facilities, working capital facility, and bank notes are unsecured and non-amortizing. PRTC is the guarantor of these debt instruments. The senior notes indentures and credit facility agreements do not contain dividend restrictions.

The Company has a $400 million commercial paper program with maturities not to exceed 364 days, which is backed by two working capital facilities. The commercial paper agreement was signed in November 2000. In March 2005, the Company’s existing $360 million bank note credit facility matured.

On March 1, 2005 the Company entered into a new unsecured, $400 million 364-day revolving credit facility with a syndicate of banks and other lenders for whom Citibank, N.A. acts as administrative agent, Banco Bilbao Vizcaya Argentaria Puerto Rico and Bank of Nova Scotia act as co-syndication agents and Banco Popular de Puerto Rico and FirstBank Puerto Rico act as co-documentation agents. Amounts borrowed under this facility are guaranteed by PRTC, and bear interest at the applicable LIBOR rate plus a margin or at the base rate; which is the higher of the base rate publicly announced by the administrative agent from time to time or the Federal Funds rate plus 0.5%, plus a margin. The Company is also required to pay a quarterly facility fee on commitments under the facility and a quarterly utilization fee on borrowed amounts that exceed 50% of the commitments under the facility. Accrued interest on Eurodollar rate borrowings is payable based on elected intervals of one, two, three or six months or other interest period as the Company may select, subject to certain conditions. Accrued interest on base rate borrowings is payable quarterly. This facility matures on February 28, 2006, on which date the Company has the right to convert outstanding amounts into a term loan that mature on February 28, 2007. This facility contains negative covenants, including covenants which limit the Company’s ability to grant or permit liens on its or subsidiaries’ properties, merge or sell all or substantially all of its assets and permit its subsidiaries to incur debt. This facility also requires that the Company maintain certain financial ratios. Upon the occurrence of a default or an event of default, the lenders have various remedies or rights, which may include termination of the lenders’ obligations to make advances and declare all borrowed amounts and interest thereon immediately due and payable. The intended purpose of this facility is for working purposes and serves as backstop facility for commercial paper program.

The Company has a $40 million working capital credit facility with Banco Popular de Puerto Rico, an affiliate of Popular, Inc. that matured on June 2004. On June 2004, the Company renewed the undrawn $40 million working capital credit facility maturing on June 30, 2005. Amounts outstanding under this facility bear interest at a rate of 40 basis points over LIBOR. This facility serves as additional backstop for the commercial paper program. At December 31, 2004 and 2003, the Company had no outstanding balance under this facility.

At December 31, 2002, the Company had $225 million in term credit facilities with maturities ranging from two to three years, and bearing interest from 60 to 100 basis points over LIBOR. By October 29, 2003, the Company repaid one of the $50 million term loans, and prepaid principal in an aggregate amount of $62 million of the outstanding term credit loans, while reducing interest rate to 70 basis points over LIBOR. One of the $30 million term loans matured on May 16, 2004. The Company renewed the $30 million term loan at an interest rate of 57 basis points over LIBOR maturity due on May 17, 2005.

On August 31, 2001, the Company entered into an interest rate swap contract with a notional amount of $150 million. In September 2002, the Company drew the value out of the hedge position without changing the fixed/floating funding mix of the original swap transaction. This transaction resulted in cash proceeds of $11 million, reflected in cash from operations as required by SFAS No. 104, and created a deferred derivative, which will be amortized until 2006. As of December 31, 2004, the unamortized balance of the deferred derivative is $4 million. The purpose of the swap is to hedge against changes in the fair market value of the Company’s senior notes to achieve a targeted mix of fixed and variable rate debt. The swap receives interest at a fixed rate of 6.65% and pays interest at a net variable rate equal to six month LIBOR plus 170 basis points, with semiannual settlements and reset dates every May 15 and November 15 until maturity of the May 15, 2006 senior notes. The swap was entered into “at market” and as a result, there was no exchange of premium at the initial date of the swap. The Company designates the swap as a hedge of the changes in fair market value of the senior notes due to changes in the designated benchmark interest rate. PRTC is the guarantor of the interest rate swap.

Aggregate maturities of the senior notes and term credit facilities are as follow:

Year		Amount
		(In thousands)
2005	Term credit facilities	$93,000
2006	Senior note	400,000
2009	Senior note	300,000

Total		$793,000

12.	Other Non-Current Liabilities

Other non-current liabilities consist of:

	December 31	December 31
	2004	2003
	(In thousands)
Deferred activation and installation revenues	$72,775	$69,347
Deferred directory-publishing revenues	14,065	12,877
Customer deposits	26,521	26,954
Other liabilities	73,420	128,227

Total	$186,781	$237,405

13.	Deferred ESOP Compensation

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

Also, during year 2000 and 2001, subsequent to ESOP’s commencement, the ESOP entered into various loan agreements amounting to $4.9 with the Company to finance the ESOP’s acquisition of Company stocks from former employees.

Salaried, regular, full and part-time employees of the Company actively employed on March 2, 1999 were eligible to receive a portion of the Initial Grant of the Company’s stock. Employees that were not actively employed on March 2, 1999 were also eligible to receive the Initial Grant provided that they met the following condition:

Employees who were on short-term disability, workers’ compensation, Family and Medical Care Leave Act (FMLA) leave, layoff with recall rights, or other Company approved leave of absence; and the employees returned to active employment with the Company as soon as they were eligible to do so and within 180 days after March 2, 1999.

Compensation expense is recorded based on the release of shares at market value, which is based on an independent appraisal performed annually. The ESOP released approximately 32,000 and 36,000 shares in 2004 and 2003, respectively. This release resulted in compensation expense of $1 and $2 million for the years ended December 31, 2004 and 2003, respectively, reflecting the market value of the shares. The release of shares, based upon the per share price established at the Acquisition, amounted to $1.5 and $1.3 million for December 31, 2004 and 2003, respectively, which is reflected as a reduction of deferred ESOP compensation in equity.

14.	Shareholders’ Equity

Common Stock

Common stock consisted of fifty million authorized no par value shares, of which twenty five million shares were outstanding at December 31, 2004 and 2003.

Subscription Receivable

The subscription receivable reflects receipts from the PRTA originally recorded at its present value (at an 8% discount rate). As part of the Acquisition agreement, the PRTA agreed to contribute a total of $200 million in cash or stock as a capital contribution in equal installments of $40 million over five years beginning on March 2, 2000. The Company employed the $200 million capital contribution to partially fund its under funded pension and other post-employment benefit obligations, as agreed. The stock purchase agreement required the Company to contribute $66 million, which included the $40 million received from PRTA, to the pension plan immediately upon receipt of the proceeds each year. The Company received the final $40 million installment in March 2004 and made the required pension payment of $66 million. All installments were made in cash.

Accumulated Other Comprehensive Loss

The accumulated other comprehensive loss represents unrecognized losses, other than unrecognized prior service costs which are reflected as an other asset, associated with the hourly employee pension fund, since the accumulated benefit obligation exceeds the fair value of plan assets.

The accumulated other comprehensive loss amount as of December 31, 2004 and 2003 has been adjusted in the amount of $106.5 million and $64.8 million, respectively, in order to reflect the after-tax amount in accordance with the provisions of SFAS No.130, “Reporting Comprehensive Income”.

Dividends

The Company’s shareholders’ agreement requires the payment of dividends equal to at least 50% of consolidated net income to be paid in the following quarter to the extent funds are legally available.

Dividend payments were made in the following periods:

2004		2003
(In thousands)		(In thousands)
4th Quarter	$49,567	4th Quarter	$—
3rd Quarter	12,386	3rd Quarter	—
2nd Quarter	—	2nd Quarter	68,125
1st Quarter	—	1st Quarter	—

Total	$61,953	Total	$68,125

The senior notes indentures and credit facility agreements do not contain dividend restrictions.

15.	Income Taxes

The Company and its subsidiaries file separate income tax returns, as consolidated returns are not allowed under the provisions of the 1994 Puerto Rico Internal Revenue Code, as amended (the “Code”).

Provision for income tax is determined by applying the maximum statutory tax rate of 39% to pretax income. During the year 2004, 2003 and 2002, the Company recorded an income tax provision of $68 million, $8 million and $29 million, respectively, as set forth below:

	Year ended December 31,
	2004	2003	2002
	(In thousands)
Current	$17,267	$5,812	$24,444
Deffered	50,495	2,371	4,927

Total	$67,762	$8,183	$29,371

A reconciliation of the provision to the amount computed by applying the statutory rate for the year ended December 31, 2004, 2003 and 2002 is as follows:

	Year ended December 31,
	2004	2003	2002
	(In thousands)
Provision computed at statutory rate	39.0%	39.0%	39.0%
Effect of income tax provision (benefit) as a result of:
Book income not subject to tax	(0.7)	(9.5)	(0.9)
Additional deduction for tax purposes	(0.5)	(1.5)	(1.5)
Change in valuation allowance	—	—	(21.5)
Other	0.1	0.6	—

	37.9%	28.6%	15.1%

The amount of deferred income tax asset as of December 31, 2004 and 2003 is as follows:

	2004	2003
	(In thousands)
Goodwill and intangibles	$62,250	$76,849
Employee benefit liabilities	251,357	226,176
Other net	(49,667)	(30,073)

Total	$263,940	$272,952

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

16.	Related Party Transactions

During the years ended December 31, 2004 and 2003, the Company had the following significant transactions with affiliated companies:

•	At December 31, 2004, the Company maintained an outstanding $40 million working capital credit facility with an affiliate. No balance was outstanding under this facility as of December 31, 2004. This affiliate provides the Company with general banking services, such as lock-box and payroll. In addition, the Company has a contract with this affiliate by which they print and send the monthly billings to the Company’s wireless customers. The charges for all of these services amounted to approximately $10 million for each of the years 2004 and 2003.

•	As a result of the Acquisition, the Company entered into a five-year Management and Technology License Agreement with Verizon which expired on March 1, 2004. Under this agreement, affiliates of Verizon provided advice and direction related to the administration and operations of the Company, as well as intellectual property or software. Fees for these services amounted to $10 million and $24 million for the year ended December 31, 2004 and 2003, respectively. On April 2004 was signed a new Services Agreement with a one year term which provides for the provision of such services as the Corporation may request, and for the continuation of the technology license previously granted on March 2, 1999.

•	In January 2000, the Company entered into a joint venture agreement with VISI the largest yellow page publishing company in Puerto Rico. The Company generated earnings of $3 million and $2 million during years ended December 31, 2004 and 2003, respectively, for its approximate 24% share in VISI.

•	The Company also enters into transactions with affiliates for the purchase of materials and supplies used in the construction and expansion of its telecommunications network. Such transactions are subject to conditions similar to transactions with independent third parties. The Company also participates with affiliates of shareholders in sharing the cost of development of computer software programs by third party vendors. The shareholders receive no compensation for arranging the development of such systems. In addition, the Company reimburses shareholders and affiliates for the direct cost of a limited number of employees that work at the Company in management positions.

17.	Fair Value of Financial Instruments

The carrying amounts and fair values of the Company’s financial instruments at December 31 are as follows:

	December 31		December 31
	2004		2003
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
		(In thousands)
Assets:
Cash and cash equivalents	$63,346	63,346	$21,732	$21,732,000
Accounts receivable	270,914	270,914	287,247	287,247,000
Liabilities:
Other current liabilities	216,187	216,187	$213,480	$213,480
Short-term debt	93,168	93,168	59,729	59,729,000
Long-term debt, including interest rate swap	$703,556	739,470	802,135	872,822

18.	Segment Reporting

The Company has two reportable segments: Wireline and Wireless.

The Wireline segment consists of:

•	Local services, including basic voice, telephone and telecommunications equipment rentals, value-added services, high-speed private line services, Internet access and public phone service;

•	Access services to long distance carriers, competitive local exchange carriers, and cellular and paging operators to originate and terminate calls on our network;

•	Long distance services including direct dial on-island and off-island, operator assisted calls and prepaid calling card;

•	Directory publishing rights services; and

•	Telecommunication equipment sales and billing and collection services to competing long distance operators in Puerto Rico.

The Wireless segment consists of:

•	Cellular service; and

•	Wireless equipment sales.

The accounting policies of the segments are the same as those followed by the Company (see Note 2). The Company accounts for intersegment revenues at market prices.

Segment results for the Company are as follows:

	For the Year Ended December 31,
	2004	2003	2002
		(In thousands)
Wireline:
Revenues-
Local services	$596,214	$612,114	$612,969
Access services	271,127	296,506	330,739
Long distance services	65,704	113,761	117,901
Directory services and other	71,062	66,820	66,330

Total revenues	$1,004,107	$1,089,201	$1,127,939

Operating income	$232,703	$102,984	$247,262

Wireless:
Revenues-
Cellular services	$199,071	$187,676	$174,542
Long distance services	4,697	—	—
Paging services	—	1,026	5,241
Equipment sales and other	21,961	13,389	6,925

Total revenues	$225,729	$202,091	$186,708

Operating loss	$(12,973)	$(12,121)	$(727)

Consolidated:
Revenues for reportable segments	$1,229,836	$1,291,292	$1,314,647
Elimination of intersegment revenues	(15,912)	(9,873)	(13,372)

Consolidated revenues	$1,213,924	$1,281,419	$1,301,275

Operating income	$219,730	$90,863	$246,535

	As of December 31,
	2004	2003
Assets

Wireline assets	$2,474,296	$2,599,277

Wireless assets	357,290	314,172

Segment assets	$2,831,586	$2,913,449

Elimination of intersegment assets	(286,304)	(292,211)

Consolidated assets	$2,545,282	$2,621,238

19.	Supplemental Cash Flow Information

Cash paid for interest for the year ended December 31, 2004 and 2003 amounted to approximately $23 million and $49 million, respectively. During the years ended December 31, 2004 and 2003, the Company paid income taxes amounting to $6 million and $33 million, respectively.

20.	Leases

The Company has capital and operating leases for certain facilities and equipment. Future minimum lease payments under non-cancelable capital and operating leases are as follows:

	Capital	Operating
	(In thousands)
Year ending December 31,
2005	$187	$12,116
2006	18	8,733
2007	—	6,261
2008	—	4,278
2009	—	2,640
Thereafter	—	—

Total minimum lease payments	205	34,028
Less amount representing interest	10	—

Present value of minimum lease payments	$195	$34,028

Lease costs for the years ended December 31, 2004, 2003 and 2002 amounted to approximately $14 million, $14 million and $12 million, respectively.

21.	Contingencies and Regulatory Matters

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

     The February 2002 Order required new rates for intra-island access to be implemented through phased-rate reductions over four years. The prospective access rate reductions (on a two-way basis) were ordered to go into effect on April 1st of each year as follows:

April 2002: From 9.3 cents per minute to 7.9 cents per minute
April 2003: From 7.9 cents per minute to 6.5 cents per minute
April 2004: From 6.5 cents per minute to 5.0 cents per minute
April 2005: From 5.0 cents per minute to 2.1 cents per minute

     The February 2002 Order also requires PRTC to pay a $68 million refund to end-user customers. The TRB calculated this amount based on the difference between the 9.3 cents and 7.9 cents rate for TRB estimated traffic for the period April 1, 2000 through March 31, 2002. The refund can be made in 12 quarterly, equal installments starting April 1, 2002. The Company filed with the Puerto Rico Circuit Court of Appeals (the “Court”) an appeal of the February 2002 Order in which the Company alleges that the TRB made errors of law and procedure in its determination of access charges and its order to make the cash refund.

     On April 2, 2002, AT&T, Sprint and LTD (the “Carriers”) filed a petition with the Court for review of the February 2002 Order, requesting that the Court to order the rate reduction without a phase-in period, remand the case back to the TRB and direct the TRB to calculate the refund from and after April 1997 instead of April 2000, with the Carriers receiving the refund instead of the end-user customers.

     The hearing involving oral presentations by the parties was held on February 19, 2003. On April 22, 2003, the parties filed their corresponding post-hearing final briefs submitting the case for final adjudication. On August 19, 2003, the Court issued its final decision on the proceeding confirming the February 2002 Order on Reconsideration of February 28, 2002 in all respects and rejecting the claims of PRTC and the Carriers. On September 4, 2003, PRTC requested reconsideration of the Court’s determination on the grounds that although the Court correctly described the applicable legal standards the Court erred in applying those standards to the facts of the case. On October 2, 2003, the Court denied PRTC’s reconsideration request. As a result of the Court’s decision, the Company established a pre-tax reserve of $73 million, including interest, in September 2003 (3rd quarter) for the end-user and AT&T refund referred to in the February 2002 Order. This reserve is in addition to the reserve established in connection with the stay of the TRB Order on Reconsideration issued by the Court.

     On October 30, 2003, the Company filed a petition for a writ of certiorari before the Puerto Rico Supreme Court (“the Supreme Court”) challenging the $68 million refund portion of the February 2002 Order. The phased-rate reduction portion of the February 2002 Order was settled with the major carriers. See “Carrier Access Billing”.

     In November 2003, the Company proposed, and two members of the TRB indicated their support for, a plan to revise the TRB’s end-user refund order and end the dispute over this issue. First, PRTC has filed tariffs implementing the reduction in intra-island access charges ordered by the TRB in its Order on Reconsideration of February 27, 2002. The composite per minute access rate was reduced from 9.3 cents to 6.5 cents on January 1, 2004 and will continue to decrease in accordance with the TRB phase reduction schedule, which will end on April 1, 2005. In addition, PRTC agreed to implement a phased reduction in the number of local exchange calling areas from 68 to 10, the first phase of which became effective in February 2004, coupled with the deferred implementation of a flat charge designed to offset the resulting revenue losses. The plan included a number of other elements benefiting consumers, including the elimination of touchtone charges, one time credits for single line residential customers equal to their basic monthly service rate in December 2003 and June 2005 of approximately $14 million, and a commitment not to raise residential rates through December 2006 without providing certain information to the TRB in advance. The 2003 cash flow impact was a reduction of $16 million to the pre-tax reserve associated with one of the two one-time single line credits.

     On February 4, 2004, Centennial filed with the Supreme Court an opposition to PRTC’s request that the Court hold the case in abeyance until the TRB issued a Resolution and Order confirming the commitments negotiated in November 2003. On April 6, 2004, Centennial filed a motion requesting dismissal of the case, arguing that the settlement between the TRB and PRTC rendered the case moot. In the alternative, Centennial also argued that the TRB lacked jurisdiction to modify the end-user refund order, pending the petition for certiorari before the Supreme Court. Centennial claimed that the commitment negotiated in November 2003 with respect to the $68 million refund was null and void. On April 15, 2004, PRTC responded to and opposed Centennial’s filing.

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

EXTENDED AREA SERVICE (EAS) LOCAL CALLING ZONE DISPUTE

     In December 2003, AT&T and Sprint, (later followed by TLD) challenged PRTC’s actions in implementing the reduction of calling areas before the TRB, and sought an injunction to further reductions in the number of calling areas. PRTC has opposed the request for the injunction and intends to fulfill its commitments to the TRB. The TRB considered the matter in hearings held on April 28 and 30 and on May 3, 2004 and determined that the carriers’ request for injunctive relief should not proceed. The TRB allowed PRTC to implement its EAS Phase IV as scheduled on May 4, 2004 and ordered PRTC to sustain from further EAS implementation until an expedited investigation process had been completed.

     On May 6, 2004, PRTC submitted to the TRB and to the carriers a proposed expedited schedule in an effort to resolve the investigation prior to the next phase of the EAS implementation, which was scheduled for June 7, 2004 and covered Puerto Rico’s metro area. A hearing on the investigation was held on June 2, 2004.

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

     On September 20 and September 22, 2004, AT&T and Sprint filed a motion requesting authorization to amend the complaint and to obtain discovery from PRTC. On October 4, 2004, PRTC filed a motion opposing both motions. A resolution on both motions is pending.

     As of October 4, 2004, PRTC had completed all phases of its EAS implementation program.

     However, on October 21, 2004, AT&T and Sprint, made a joint filing before the TRB requesting the initiation of a rulemaking proceeding for PRT’s new local calling zones. This request for rule-making aims to obstruct any future local zone reductions by PRTC. On December 1, 2004, PRT submitted its opposition to the petition.

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

     Pan American Telephone, Inc., Intouch Telecommunications, Inc., and Choicetel Communications, Inc., three other competitive providers of public pay phones in Puerto Rico, also filed a similar lawsuit against us in the United States District Court of Puerto Rico on September 4, 2002 on the same grounds. On November 8, 2002, we filed a motion to dismiss the lawsuit and/or in the alternative to consolidate the lawsuit with TPPR’s lawsuit. The Court denied the motion to dismiss without prejudice. On September 7, 2004, the parties filed a joint motion for dismissal with prejudice after reaching a settlement agreement, which put an end to all claims and controversies between them in the proceeding. On January 13, 2005, the Court dismissed the case with prejudice for lack of prosecution.

     On August 16, 2002, PSA, the parent company of Phoenix of Puerto Rico, filed a lawsuit against PRTC in the United States Bankruptcy Court for the District of Delaware, claiming anti competitive acts. The claims have since been transferred to the United States District Court of Delaware and the disputes between the two parties include PRTC’s amended administrative claim against PSA, and PSA’s claim for over $9 million from PRTC. PRTC’s motion to change venue to Puerto Rico was granted by the United States District Court of Delaware and the motion to dismiss is currently pending before the United States District Court of Puerto Rico. On September 24, 2004, the Court issued an Opinion and Order granting PRTC’s motion to dismiss.

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

     On June 17, 2004, the United States House Energy and Commerce Committee Subcommittee on Oversight and Investigations held a hearing entitled “Problems with the E-Rate Program: Waste, Fraud, and Abuse Concerns in the Wiring of Our Nation’s School’s to the Internet”. Representatives from PRTC, as well as representatives from the PRDOE testified at the hearing. This hearing was one of a series of ongoing hearings focused on the E-Rate program.

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

     On July 30, 2004, the FCC released its Fourth Report and Order addressing the manner in which funds would be recovered under the E-Rate program. On August 13, 2004, the FCC released its Fifth Report and Order (Order) in the same proceeding adopting measures to address issues raised in the audit conducted as part of ongoing oversight of the schools and libraries support mechanisms and program concerns noted by its Office of Inspector General. Based on the standards established by the FCC, PRTC does not believe that amounts it has received from the E-Rate program are subject to recovery. PRTC is implementing procedures to ensure compliance with the requirements established by the Order.

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

     On June 28, 2004, a second hearing was held. During this hearing PRTC was ordered to submit responses to the plaintiffs’ request for admissions and to their first and second sets of interrogatories. PRTC submitted its responses to the plaintiffs’ request for admissions and to their first and second sets of interrogatories on July 6 and July 16, 2004, respectively. However, these responses were limited to the issue of class certifications, and the interrogatories and requests for admissions relating to the merits of the case were objected and a protective order was requested. The Superior Court denied PRTC’s requests and ordered full responses. On July 16, 2004, PRTC filed a writ of certiorari with the Puerto Rico Court of Appeals seeking reversal of the Superior Court’s order allowing discovery concerning the merits of the case before the class certification issue is resolved. On October 13, 2004, plaintiffs filed a motion opposing PRTC’s writ of certiorari. A determination is pending before the Court of Appeals.

     On October 8, 2004, plaintiffs filed with the Superior Court a motion requesting the dismissal and substitution of one of the plaintiffs.

     The PR Court of Appeals denied PRTC’s writ of certiorari requesting the reversal of a Superior Court order allowing unlimited discovery. PRTC had intended to limit discovery to the class certification issue.

     On November 15, 2004, the Superior Court held an evidentiary hearing in order to determine if this case will be certified as a class action. Even though the Court has not yet reached a determination, at the hearing, the Judge ordered PRTC to comply with the plaintiffs’ merits discovery requests and PRTC has now done so.

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

INTERSTATE HIGH COST SUBSIDY

     On October 21, 1999, the FCC adopted a new high cost loop support mechanism for non-rural companies, which has resulted in the phase out of the Company’s high cost loop subsidy revenues. The Company is classified as a non-rural telephone company under the United States Telecommunications Act of 1996. The Company’s high cost loop revenues were $49 million in 2000, $33 million in 2001 and $4 million in 2002. On February 28, 2003, PRTC sent a letter to the FCC, requesting that the FCC take action to restore the high-cost loop universal service support that the Company lost due to FCC policies adopted for non-rural telephone companies and arguing that the non-rural telephone company mechanism is based on cost characteristics of mainland telephone companies. PRTC requested that the FCC address the loss of its high cost loop universal service support by adopting rules for insular areas that are similar to those applied to rural carriers. If rural carrier rules were applied to PRTC it would continue to receive high cost loop support as it had prior to the adoption of the FCC’s 1999 rules for non-rural telephone companies. On October 27, 2003, the FCC issued an order rejecting PRTC’s request for reconsideration of its classification as a non-rural carrier. However, the order did not address PRTC’s request to restore the high-cost universal service support based on the establishment of a new high cost loop support mechanism for insular carriers. On January 14, 2004, PRTC filed a petition for clarification and/or reconsideration of several portions of the FCC Order of October 27, 2003 on the grounds that the FCC has not acted upon the specific mandate of Section 254 to provide support for insular areas. No announcement has been made regarding the expected timing for addressing this issue.

     On November 29, 2004, the FCC released an Order on Reconsideration denying PRT’s petition. The Order, specifically mentioned that the FCC did not address PRTC’s petition of the Qwest Remand Order (filed on January 2004), or its ex-parte request on February 2003 seeking the adoption of a non-rural insular mechanism.

WORLDNET ARBITRATION PROCEEDING

     Recently, an arbitrator resolved a dispute related to an interconnection contract between PRTC and WorldNet and rendered a decision which, among other things, requires PRTC to agree to contract terms establishing numerous service quality metrics, liquidated damages provisions, reduced prices for certain network elements, continuation of wholesale discounts, certain Operational Support System parity standards, and certain requirements with respect to bundled services. PRTC is examining the impact of this decision. In accordance with the applicable arbitration rules, the parties have executed and filed the arbitrated contract with the TRB.

     On June 7, 2004, PRTC filed a request for reconsideration of the TRB’s Resolution and Order adopting the arbitrator’s decision and a request for a stay of the new interconnection agreement until the reconsideration was finally resolved. WorldNet also filed a request for reconsideration. On June 17, 2004, the TRB issued a Resolution and Order accepting both motions for reconsideration and notified the parties that a final decision on both motions would be issued within ninety days from the date of the filing, (i.e., by September 7, 2004). On June 25, 2004, PRTC’s motion for a stay was granted.

     On September 7, 2004, the TRB issued an Order on Reconsideration requiring PRTC and WorldNet to submit a revised interconnection agreement by October 22, 2004, which was subsequently extended to October 29, 2004. The new agreement must be implemented within a period of six (6) months following the date on which it is filed with the TRB.

     PRTC believes that some of the TRB’s determinations in the Order on Reconsideration are contrary to law, and on October 7, 2004, filed before the Federal District Court for the District of Puerto Rico an appeal of the TRB’s Order on Reconsideration of September 7, 2004. In addition, we filed an emergency motion for a partial stay of the Order with the TRB. Worldnet has also appealed the TRB’s Order of September 7, 2004 to the Federal District Court for the District of Puerto Rico.

     On November 12, 2004, PRTC and WorldNet completed the negotiations for a conforming interconnection and commercial agreement. The conforming interconnection agreement was submitted to the TRB for approval on November 12, 2004. On November 23, 2004, the TRB approved the agreement.

     Both petitions were consolidated by the Court on October 21, 2004. The TRB requested a remand on the bundling issue. A remand hearing was held on November 12, 2004. The parties notified the Court of the agreement reached and the Court approved the agreement. The agreement consisted of a remand order of the bundling controversy to the TRB. All the other issues will be considered by the Court through the filing of summary judgment by the parties which were due on January 14, 2005.

RECENT ACCOUNTING PRONOUNCEMENTS

For disclosure of recent accounting pronouncements, see Note 4 to our consolidated financial statements included under Part II, Item 8, “Financial Statements and Supplementary Data.”

22. Quarterly Financial Data

The following table reflects the unaudited quarterly results of the Company for the years ended December 31, 2004, 2003 and 2002.

	As Reported	Restated	As Reported	Restated	As Reported	Restated	As Reported	Restated
(In thousands)	First Quarter	First Quarter	Second Quarter	Second Quarter	Third Quarter	Third Quarter	Fourth Quarter	Fourth Quarter
2004
Revenues	$316,824		$311,738		$300,941		$284,421
Operating costs and expenses	266,466		213,400		251,479		262,849

Operating income	$50,358		$98,338		$49,462		$21,572

Income before cumulative effect of accounting change	$24,772		$53,155		$23,960		$6,502

Cumulative effect of accounting change, net of tax	$—		$—		$—		$—

Net income	$24,772		$53,155		$23,960		$6,502

2003
Revenues (1)	$320,492	$325,442	$331,617	$326,667	$308,836		$320,474
Operating costs and expenses (1)	262,927	263,257	300,809	300,479	339,456		287,364

Operating income (1)	$57,565	$62,185	$30,808	$26,188	$(30,620)		$33,110

Income before cumulative effect of accounting change (1)	$29,592	$32,410	$11,086	$8,268	$(29,707)		$7,356

Cumulative effect of accounting change, net of tax (1)	$71,082	$58,529	$—	$—	$—		$—

Net income (1)	$100,674	$90,939	$11,086	$8,268	$(29,707)		$7,356

2002
Revenues	$320,697		$333,386		$318,408		$328,784
Operating costs and expenses	270,198		261,502		259,145		263,895

Operating income	$50,499		$71,884		$59,263		$64,889

Income before cumulative effect of accounting change	$23,004		$80,602		$31,852		$35,575

Cumulative effect of accounting change, net of tax	$—		$—		$—		$—

Net income	$23,004		$80,602		$31,852		$35,575

(1)	During the second quarter of 2003, the Company changed its method of accounting for directory-publishing revenues and related expenses from the point of publication method to the amortization method, effective January 1, 2003 (see Note3). The quarterly information for the first quarter of 2003, which had been previously reported, has been restated. No restatement of 2002 and 2001 information was necessary.

Telecomunicaciones de Puerto Rico, Inc.

Schedule I – Condensed Consolidating Information for the Years Ended December 31, 2004 and 2003

The following summarizes the condensed consolidating financial information as of December 31, 2004 and 2003 and for the years then ended, presents the financial position, results of operations and cash flows of (i) the Company as if it accounted for its subsidiaries on the equity method, (ii) the Guarantor Subsidiary (as defined below); and (iii) the Non-Guarantor Subsidiaries (as defined below) on a combined basis. The consolidation entries eliminate investments in subsidiaries and intercompany balances and transactions.

The Notes are guaranteed by PRTC (“the Guarantor Subsidiary”), a wholly owned subsidiary of the Company, but not guaranteed by the Company’s other subsidiaries, Coqui.net, PRTLD, and Datacom (the “Non-Guarantor Subsidiaries”). The guarantee by the guarantor subsidiary is full and unconditional.

Condensed Consolidating Balance Sheets

December 31, 2004
(In thousands)

		Guarantor	Non-Guarantor		Total
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$(149)	$44,658	$18,837	$—	$63,346
Intercompany accounts receivable	342,749	86,340	47,423	(476,512)	—
Accounts receivable, net	—	270,807	107	—	270,914
Deferred income tax	718	27,336	—	—	28,054
Inventory and supplies, net	—	28,157	1	—	28,158
Prepaid expenses	0	25,228	1,388	—	26,616

Total current assets	343,318	482,526	67,756	(476,512)	417,088
PROPERTY, PLANT AND EQUIPMENT, net	—	1,449,809	9,650	—	1,459,459
GOODWILL AND OTHER INTANGIBLES, net	—	299,164	24,583	—	323,747
DEFERRED INCOME TAX	—	235,886	—	—	235,886
INVESTMENT IN SUBSIDIARIES	550,178	—	—	(550,178)	—
OTHER ASSETS	706,035	109,831	—	(706,764)	109,102

TOTAL ASSETS	$1,599,531	$2,577,216	$101,989	$(1,733,454)	$2,545,282

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$93,000	$93,168	$—	$(93,000)	$93,168
Intercompany accounts payable	73,337	280,295	36,298	(389,930)	0
Other current liabilities	6,195	202,878	7,218	(105)	216,187

Total current liabilities	172,532	576,342	43,516	(483,035)	309,355
LONG-TERM DEBT, excluding current portion	703,534	699,895	—	(699,874)	703,555
OTHER NON-CURRENT LIABILITIES	—	793,186	1,070	(360)	793,896

Total liabilities	876,066	2,069,423	44,586	(1,183,269)	1,806,806

MINORITY INTEREST	—	—	—	15,010	15,010

SHAREHOLDERS’ EQUITY:
Common stock, Additional paid in capital and Treasury stock	704,386	485,590	41,143	(526,733)	704,386
Deferred ESOP compensation	(25,172)	—	—	—	(25,172)
Retained earnings	210,956	188,905	16,260	(205,165)	210,956
Accumulated other comprehensive loss	(166,705)	(166,703)	—	166,703	(166,705)

Total shareholders’ equity	723,465	507,793	57,403	(565,195)	723,466

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,599,531	$2,577,216	$101,989	$(1,733,454)	$2,545,282

	$0	$0	$—	$—	$0

Condensed Consolidating Balance Sheets
December 31, 2003
(In thousands)

		Guarantor	Non-Guarantor		Total
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$—	$12,438	$9,294	$—	$21,732
Intercompany accounts receivable	1,059,752	85,610	40,608	(1,185,970)	—
Accounts receivable, net	1	287,193	53	—	287,247
Deferred income tax	—	26,158	—	—	26,158
Inventory and supplies, net	—	21,202	—	—	21,202
Prepaid expenses	—	34,489	766	—	35,255

Total current assets	1,059,753	467,090	50,721	(1,185,970)	391,594
PROPERTY, PLANT AND EQUIPMENT, net	—	1,546,503	11,743	—	1,558,246
INTANGIBLES, net	—	291,362	24,701	—	316,063
DEFERRED INCOME TAX	—	247,276	(482)	—	246,794
INVESTMENT IN SUBSIDIARIES	570,870	—	—	(570,870)	—
OTHER ASSETS	12,633	105,390	(2)	(9,480)	108,541

TOTAL ASSETS	$1,643,256	$2,657,621	$86,681	$(1,766,320)	$2,621,238

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Short-term debt	$59,500	$59,729	$—	$(59,500)	$59,729
Intercompany accounts payable	73,844	233,531	29,399	(336,774)	—
Other current liabilities	6,574	200,512	6,394	—	213,480

Total current liabilities	139,918	493,772	35,793	(396,274)	273,209
LONG-TERM DEBT, excluding current portion	801,987	792,987	—	(792,839)	802,135
OTHER NON-CURRENT LIABILITIES	—	837,855	—	(6,337)	831,518

Total liabilities	941,905	2,124,614	35,793	(1,195,450)	1,906,862

MINORITY INTEREST	—	—	—	13,025	13,025

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Common stock, Additional paid in capital and Treasury stock	703,884	485,591	41,143	(526,734)	703,884
Deferred ESOP compensation	(26,153)	—	—	—	(26,153)
Subscription receivable	(39,515)	—	—	—	(39,515)
Retained earnings (deficit)	164,520	148,801	9,745	(158,546)	164,520
Accumulated other comprehensive loss	(101,385)	(101,385)	—	101,385	(101,385)

Total shareholders’ equity	701,351	533,007	50,888	(583,895)	701,351

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,643,256	$2,657,621	$86,681	$(1,766,320)	$2,621,238

Condensed Consolidating Statements of Income
For the year Ended December 31, 2004
(In thousands)

		Guarantor	Non-Guarantor		Total
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
REVENUES:
Local services	$—	$564,480	$33,143	$(11,025)	$586,598
Access services	—	275,753	—	(6,779)	268,974
Long distance services	—	31,976	37,246	(332)	68,890
Cellular services	—	196,426	—	—	196,426
Directory and other services and sales	—	108,175	1,125	(16,264)	93,036

Total revenues	—	1,176,810	71,514	(34,400)	1,213,924

OPERATING COSTS AND EXPENSES:
Labor and benefits	—	384,570	3,597	(1,219)	386,948
Other operating expenses	(57)	324,618	52,044	(33,181)	343,424
Early retirement provision	—	2,786	—	—	2,786
Depreciation and amortization	—	258,772	2,264	—	261,036

Total operating costs and expenses	(57)	970,746	57,905	(34,400)	994,194

OPERATING INCOME	57	206,064	13,609	—	219,730

OTHER INCOME (EXPENSE), NET	108,043	(41,197)	437	(110,862)	(43,579)

INCOME BEFORE INCOME TAX EXPENSE	108,100	164,867	14,046	(110,862)	176,151

INCOME TAX EXPENSE (BENEFIT)	(289)	62,835	5,216	—	67,762

INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	108,389	102,032	8,830	(110,862)	108,389
CUMULATIVE EFFECT OF ACCOUNTING CHANGE	—	—	—	—	—

NET INCOME	$108,389	$102,032	$8,830	$(110,862)	$108,389

Condensed Consolidating Statements of Income
For the year ended December 31, 2003
(In thousands)

		Guarantor	Non-Guarantor		Total
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
REVENUES:
Local services	$—	$560,024	$29,769	$(10,937)	$578,856
Long distance services	—	100,635	37,292	(108)	137,819
Access services	—	301,681	—	(5,880)	295,801
Cellular services	—	187,084	—	—	187,084
Paging services	—	1,026	—	—	1,026
Directory services	—	19,868	—	—	19,868
Other services and sales	—	68,166	—	(7,201)	60,965

Total revenues	—	1,238,484	67,061	(24,126)	1,281,419

OPERATING COSTS AND EXPENSES:
Labor and benefits	—	398,418	3,590	—	402,008
Other operating expenses	—	496,680	46,912	(24,126)	519,466
Early retirement provision	—	17,347	—	—	17,347
Depreciation and amortization	—	248,845	2,890	—	251,735

Total operating costs and expenses	—	1,161,290	53,392	(24,126)	1,190,556

OPERATING INCOME	—	77,194	13,669	—	90,863

OTHER INCOME (EXPENSE), NET	76,856	(63,061)	237	(78,385)	(64,353)

INCOME BEFORE INCOME TAX EXPENSE	76,856	14,133	13,906	(78,385)	26,510

INCOME TAX EXPENSE	—	2,692	5,491	—	8,183

INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	76,856	11,441	8,415	(78,385)	18,327

CUMULATIVE EFFECT OF ACCOUNTING CHANGE	—	58,529	—	—	58,529

NET INCOME	$76,856	$69,970	$8,415	$(78,385)	$76,856

Condensed Consolidating Statements of Cash Flows

For the Year Ended December 31, 2004
(In thousands)

		Guarantor	Non-Guarantor	Total
	Parent	Subsidiary	Subsidiaries	Consolidated
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:	$(2,789)	$282,571	$9,487	$289,269

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, including removal costs	—	(171,690)	52	(171,638)
Proceeds from sale of building	—	5,436	—	5,436
Net salvage on retirements	—	—	—	—

Net cash provided by (used in) investing activities	—	(166,254)	52	(166,202)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contribution	40,000	—	—	40,000
Net repayments of short-term debt, including capital leases	(59,463)	(37)	—	(59,500)
Dividends paid	(61,953)	—	—	(61,953)
Borrowings/(repayment) intercompany loans	84,057	(84,057)	—	—

Net cash provided by (used in) financing activities	2,641	(84,094)	—	(81,453)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(148)	32,223	9,539	41,614

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	(1)	12,434	9,299	21,732

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$(149)	$44,657	$18,838	$63,346

Condensed Consolidating Statements of Cash Flows
For the year ended December 31, 2003
(In thousands)

		Guarantor	Non-Guarantor	Total
	Parent	Subsidiaries	Subsidiaries	Consolidated
CASH PROVIDED BY OPERATING ACTIVITIES:	$(3,038)	$356,740	$3,115	$356,817

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, including removal costs	—	(176,803)	(423)	(177,226)
Proceeds from sale of building		6,000		6,000
Net salvage on retirements	—	1,003	(55)	948

Net cash used in investing activities	—	(169,800)	(478)	(170,278)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contribution	40,000	—	—	40,000
Net repayments of short-term debt, including capital leases	(170,162)	(187)	—	(170,349)
Borrowings of long-term debt	—	—
Dividends paid	(68,125)	—	—	(68,125)
Borrowings/(repayment) intercompany loans	201,324	(201,324)	—	—

Net cash provided by (used in) financing activities	3,037	(201,511)	—	(198,474)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1)	(14,571)	2,637	(11,935)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1	27,009	6,657	33,667

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$12,438	$9,294	$21,732

Telecomunicaciones de Puerto Rico, Inc.

Schedule II – Valuation and Qualifying Accounts for Years Ended December 31, 2004, 2003 and 2002

		Additions
	Balance at		Charged	Deductions
	Beginning	Charged to	(Credited) to	From	Balance at
Description	of Year	Income	Other Accounts (b)	Reserves (a)	Close of Year
	(Dollars in Million)
December 31, 2004

Allowance for uncollectible accounts	$131	$30	$—	$(55)	$106

December 31, 2003

Allowance for uncollectible accounts	$133	$65	$—	$(67)	$131

December 31, 2002

Allowance for uncollectible accounts	$107	$73	$13	$(60)	$133

		Additions
	Balance at		Charged	Deductions
	Beginning	Charged to	(Credited) to	From	Balance at
Description	of Year	Income	Other Accounts (b)	Reserves (a)	Close of Year
			(Dollars in Million)
December 31, 2004

Allowance for Inventory Obsolescence	$6	$1	$—	$(1)	$6

December 31, 2003

Allowance for Inventory Obsolescence	$4	$4	$—	$(2)	$6

December 31, 2002

Allowance for Inventory Obsolescence	$6	$1	$—	$(3)	$4

NOTES:

(a)	Reserved write-offs.

(b)	Other adjustments and recoveries of amounts written off in prior years.

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

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

BOARD OF DIRECTORS

     As of March 30, 2005, the directors of the Company, all of whom serve until their successors are appointed are as follows:

NAME	AGE	PRINCIPAL OCCUPATION	NOMINATED BY	DIRECTOR SINCE
Daniel C. Petri	56	Group President-International, Verizon	GTE Holdings (Puerto Rico)	2002

Edward J. McQuaid	49	Vice President and Chief Financial Officer, Verizon International	GTE Holdings (Puerto Rico)	2005

Jeanne M. Dennison	48	Group Vice President International Human Resources and Public Affairs	GTE Holdings (Puerto Rico)	2003

Cristina M. Lambert	56	President and Chief Executive Officer,	GTE Holdings (Puerto Rico)	2003
		Telecomunicaciones de Puerto Rico, Inc.

John J. Lack	48	Senior VP Verizon International	GTE Holdings (Puerto Rico)	2003

Richard L. Carrión	52	Chairman, President and Chief	Popular, Inc.	1999
		Executive Officer, Popular, Inc.

William Lockwood	44	President, Government Development	PRTA Holdings Corporation	2005
		Bank for Puerto Rico

José F. Rodríguez Perelló	55	Insurance Broker	PRTA Holdings Corporation	2005

Rafael Martínez Margarida	56	Business Consultant	PRTA Holdings Corporation	2005

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

     Edward J. McQuaid is Vice President and Chief Financial Officer for Verizon International since February 2005. He is responsible for Verizon International’s finance, strategy and business development opportunities. He was Vice President of Finance in Verizon’s Domestic Telecom Finance organization. During 2004 he was responsible for all financial matters for Verizon’s Network Services Group including financial planning, analysis, resource allocation and management and financial reporting. He had similar responsibilities for the Enterprise Solutions Group in 2003 and for the National Operations organization in 2002. Also, was Vice President of Corporate Financial Planning & Analysis at Verizon Communications. Ed received a Bachelor’s Degree in 1977 and Master’s Degree in 1981 both from Babson College. He received his CMA in 1983.

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

     John J. Lack is Senior Vice President of Verizon International Operations. As such, he is responsible for supporting international units in the areas of wireline, wireless, advanced communications and Internet protocol, information technology, operations and engineering and marketing and sales. Formerly, he was vice president – Asia for Verizon, responsible for investment management, partnership management, regional business development activities, and operations management, including oversight of new ventures and investments. Prior to the Bell Atlantic/GTE merger, Mr. Lack was vice president and regional manager – Asia/Pacific Operations for Bell Atlantic International Wireless (BAIW). He was responsible for Bell Atlantic’s wireless operations and future business development in the world’s most populous region. He also served as the chief operating officer and a member of the board for Bell Atlantic’s investment in Indonesia, Excelcomindo Pratama, since 1995.

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

     William Lockwood, President of the Government Development Bank for Puerto Rico (“GDB”) since February 1, 2005. Managing Director of Lockwood Financial Advisors since 1993 and of Generans Life Sciences since 2000. Mr. Lockwood is a development finance economist specialized in financing strategy, economic policy innovation, private equity, and life sciences. He has been a key advisor and founder of asset management, investment consulting, local mutual funds, capital markets legislative reform, risk management, and corporate banking innovation for various recognized groups, as well as trustee of private and public endowments. Served as founding Vice President of the Puerto Rico Biotech Alliance and was a member of the UPR System Technology Commercialization Advisory Committee and the Industrial Biotechnology Program at UPR — Mayagüez. In 2002, Mr. Lockwood was appointed Chairman of the Board of Grupo Guayacán. Also, served as Director of the Center for the New Economy and Secretary of the PR Community Foundation. He is a graduate of Brown University and the Institute of Development Studies at the University of Sussex , where he specialized in industrial technology and the strategies of Singapore and Ireland.

     José F. Rodríguez Perelló is an insurance broker with a successful trajectory in the financial world and the industry of insurances. He has been executive and director of Ledesma & Rodriguez Insurance Group, Inc. since February 1990. Mr. Rodríguez served as President of Prudential Bache Puerto Rico, Inc. from 1980 thru 1990. Currently, he is Vice President of the Board of Directors of CDB and Director and Secretary of the board of directors of the foundation of the Levis family, Chana & Samuel Levis Foundation, Inc. Mr. Rodríguez holds a bachelors degree from Marquette University in Wisconsin.

      Rafael F. Martínez Margarida is a certified public accountant with more than 30 years of experience advising local and multinational companies, and public organizations in the areas of planning and financial analysis. Currently, is a member of the board of directors of GDB. He is a business consultant since 2004. Mr. Martínez was a partner of Pricewaterhouse Coopers LLP in Puerto Rico from 1988 to the 2004. He holds a bachelor’s degree from Fairfield University and a master’s degree from Columbia University.

     Since March 17, 1999, the Board of Directors has had a standing Audit Committee. Currently, the Audit Committee is comprised of John J. Lack, Edward McQuaid, and William Lockwood. The Audit Committee oversees the financial reporting process for which management is responsible, approves the engagement of the independent auditors for audit and non-audit services, monitors the independence of the independent auditors and reviews and approves all audit and non-audit services and fees, consults with the independent auditors in regard to our audits and proposed audits, reviews the need for internal auditing procedures and the adequacy of internal controls and performs other fiduciary oversight responsibilities including but not limited to significant business transactions. The Board of Directors has determined that no current member of the Audit Committee qualifies as an “audit committee financial expert,” as that term is defined under the rules and regulations of the Securities and Exchange Commission, although each member of the Audit Committee possesses the requisite knowledge and experience in financial affairs to effectively perform his or her duties. The Company has no present plans to conduct a search for an audit committee financial expert because the Board of Directors has determined that the absence of an audit committee financial expert will not impair the ability of the Audit Committee to provide effective oversight of the Company’s financial reporting and to perform the other duties for which it is responsible.

EXECUTIVE OFFICERS

     The executive officers of the Company as of March 30, 2005, are as follows:

NAME	AGE	TITLE
Cristina M. Lambert	56	President and Chief Executive Officer
Walter C. Forwood	41	Vice President Operations and Chief Operations Officer
Adail Ortiz	47	Vice President Finance and Chief Financial Officer
Thomas Pérez-Ducy	38	Vice President Sales & Marketing and Chief Marketing Officer
Roberto García Rodriguez	41	Vice President Legal and Regulatory Affairs
Benito Fernández	58	Vice President Human Resources
Ileana Molina de Bachman	49	Vice President Corporate Communications
Roberto A. Correa	47	Vice President and General Manager Coqui.net
Jorge Samalot	45	Vice President Information Technology Solutions
Manny Hernández	49	Vice President Network Services, Engineering and Technical Planning
Hector Rosario	52	Vice President Network Operations
Raúl E. García	35	Controller
María E. De La Cruz	36	Treasurer

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

     Walter Forwood was appointed as Vice President Operations and Chief Operations Officer in January 2005. He joined PRTC in June 2003 as CFO and subsequently became Vice President Wireless Services, building upon his recent experience as President and CEO of CTI, a Verizon wireless affiliate in Argentina. Mr. Forwood has worked in a number of finance and senior management positions in the United States and in Latin America including COO at El Sitio, the leading Internet network content provider for Spanish and Portuguese speaking audiences. He served as the CFO for Cisneros Television Group and Corporation IMPSA. Mr. Forwood holds a bachelor’s degree in Economics from the Universidad Argentina de la Empresa and a Master of Science degree in Finance from Florida International University.

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

     Thomas Pérez-Ducy was appointed Vice President Sales & Marketing and Chief Marketing Officer in January 2005. He joined PRTC in 2004 as Vice President of Sales & Marketing of the Company. Prior to joining PRTC, Thomas Pérez-Ducy was the Executive Vice President-Mobile Services at Cable & Wireless. Previously, Mr. Pérez-Ducy spent ten years with Verizon Dominicana, formerly Codetel, in a variety of roles including Vice President-Mobile Communications and Customer Service, Senior Director-International Services, Director-Strategic Projects and Product Development, Director-Corporate Communications and Government Affairs. Prior to his telecommunications career, Mr. Pérez-Ducy worked in the financial services industry. He holds a bachelor’s degree in Economics from Pontificia Universidad Católica Madre y Maestra, as well as a Master of Science degree in International Finance and Accounting from the London School of Economics. Mr. Pérez-Ducy also obtained a diploma in Total Quality Management from the Japanese Union of Scientists and Engineers in Tokyo, Japan.

     Roberto García Rodríguez was appointed Vice President of Legal Affairs on September 7, 2004. Prior to joining the Company, Mr. García served as legal counsel for Mountain Union Telecom of Puerto Rico, Inc. Previously, Mr. García was an associate at the law firm Pietrantoni, Méndez & Alvarez. Mr. García holds a bachelors degree from Harvard University, a MBA from Stanford University and a J.D. also from Stanford University in California.

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

     Roberto A. Correa was appointed Vice President and General Manager Coqui.net in January 2005. On February 2, 2000, Mr. Correa was appointed Vice President Engineering and Technical Planning. Mr. Correa was previously the Director of Network Planning and Network Engineering and has held various management positions in his 22 years with the Company. He holds a bachelors degree in Electrical Engineering from the University of Puerto Rico and a masters degree in Electrical Engineering from Georgia Tech.

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

     Manuel E. Hernández was appointed Vice President of Network Services, Engineering and Technical Planning in January 2005. During the last 27 years Mr. Hernández has contributed to PRTC’s network development in a variety of roles including Director of Data Engineering and Private Networks, Director of Operations, and Telephone Network Planning Director. He holds a bachelor’s degree in Electrical Engineering from the University of Puerto Rico, Mayaguez Campus.

     Hector Rosario was appointed as Vice President Network Operations on January 2005. Mr. Rosario was previously the Director of Network Configuration & Special Services Engineering and Director of Technology Planning. His telecommunications career began in 1975 in the Puerto Rico Communications Authority. Before joining Puerto Rico Telephone, he held various management positions as Network Operations Consultant and Senior Manager, Network and Technology Plannign with GTE-Overseas Corporations at CODETEL in Santo Domingo, Dominican Republic. He holds a bachelors degree in Sciences in Electrical Engineering from the University of Puerto Rico-Mayaguez Campus and a master’s degree in Business Administration from University of Phoenix, Guaynabo.

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

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table sets forth compensation for the periods indicated for the Company’s chief executive officer and its five most highly compensated executive officers (the “Named Executive Officers”):

Summary Compensation Table
						Long-Term Compensation
			Annual Compensation			Awards		Payouts
(a)		(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
						Restricted	Securities
					Other Annual	Stock	Underlying	LTIP	All Other
Name and			Salary	Bonus	Compensation	Award(s)	Options/SARs	Payouts	Compensation
Principal Position		Year	($)	($)	($)	($)	Granted (#)	($)	($)

			(1)		(2)	(3)			(4)
Cristina M. Lambert		2004	278,000	205,900	22,025	281,505	21,000	—	117,412
President & Chief Executive Officer		2003	222,115	130,600	13,917	153,100	13,400	—	90,002
		2002	209,231	117,600	108,810		21,200	57,800	51,553

Gary Butler	(5)	2004	287,327	212,800	16,000	291,060	21,700	—	129,357
Chief Operations Officer		2003	—	—	—	—	—	—	—
		2002	—	—	—	—	—	—	—

Walter Forwood		2004	242,731	145,800	11,775	161,700	12,000	—	77,049
VP Operations & Chief Operations Officer		2003	117,865	129,000	3,000	108,000	12,300	—	14,858
		2002	—	—	—	—	18,700	—	—

Benito Fernandez		2004	206,198	126,000	8,025	211,313	10,300	—	91,882
VP Human Resources		2003	193,231	127,000	6,000	92,500	10,500	—	80,562
		2002	186,250	105,000	83,289	—	13,500	—	51,553

Ileana Molina de Bachman		2004	194,639	64,985	9,702	101,063	7,500	—	2,709
VP Corporate Communications		2003	199,227	53,338	12,039	67,500	10,900	—	10,873
		2002	191,123	66,000	—	—	12,600	—	8,128

Adail Ortiz	(6)	2004	149,238	42,983	9,825	—	—	—	3,622
VP Finance & Chief Financial Officer		2003	131,963	32,312	9,485	—	—	—	3,256
		2002	113,780	24,436	4,257	—	—	—	1,852

(1) In 2004, all Verizon employees paid on a bi-weekly pay cycle received an additional paycheck. The column “Salary” includes this additional salary earned in 2004 as a result of the additional pay cycle during the year for Ms Lambers, Messrs. Butler, Forwood, and Fernandez in the amounts of $10,000; $10,327; $8,731; and $7,442, respectively.

(2) For 2004, the column “Other Annual Compensation” includes: flexible spending allowances for Ms. Lambert and Messrs. Butler, Forwood, Fernandez, and Ortiz in the amounts of: $16,000; $16,000; $6,000; $6,000; and $6,300, respectively; imputed income for use of the financial planning benefits for Mr. Forwood in the amount of $3,750; and incremental costs for the personal use of company vehicle by Ms. Molina de Bachman in the amount of $9,702.

(3) The data reflects the dollar value of the Performance Stock Unit grant of restricted stock units based on the average price of Verizon common stock on the grant date, February 4, 2004. These units vest in three years subject to meeting certain performance measures. For Mr. Fernandez, this value also reflects an additional grant of time-vested restricted stock units that also vest in three years. On each dividend payment date, additional restricted units are credited to the participant’s account. The number of restricted stock units is determined by dividing the dividend that would have been paid on the shares represented by the restricted stock units in the participant’s account by the average price of the Company’s common stock on the New York Stock Exchange Composite Transaction Tape on the dividend payment date. Ms. Lambert and Messrs. Butler, Forwood, Fernandez, Ms. Molina de Bachman hold a total of: 7,891; 8160; 4533; 5,924; and 2833 restricted stock units, respectively, which had a dollar value of: $319,681; $330,533; $183,629; $239,970; and $114,768, respectively, based upon the closing price of Verizon common stock on December 31, 2004.

(4) For 2004, the column “All Other Compensation” includes: Company contributions to qualified plans for Ms. Lambert, Messrs. Butler, Forwood, and Fernandez and Ms. Molina de Bachman in the amounts of $9,870; 9,870; $,9870; $9,874; and $2,709, respectively; and contributions by the Company and its related companies to the non-qualified Income Deferral Plan accounts of Ms. Lambert and Messrs. Butler, Forwood, and Fernandez in the amounts of $75,218; $105,857; $61,343; and $47,634, respectively; and the value of the premiums paid by the company for executive life insurance polices for Ms. Lambert and Messrs. Butler, Forwood, and Fernandez in the amounts of $32,323; $13,629; $5,836; and $34,373, respectively.

(5) Mr. Butler resigned on December 2004 to accept a position with Verizon Communications Inc.

(6) Mr. Ortiz is a local VP considered under the Company’s payroll and benefits plan.

     The following table shows grants of options in Verizon shares to the Named Executive Officers during 2004. The table also shows the value of the options at the date of grant, which was determined using the Black-Scholes valuation method.

Option/SAR Grants in Last Fiscal Year
			Individual Grants			Value ($000s)

(a)	(b)		(c)	(d)	(e)	(f)
	# of		% of Total
	Securities		Options/SARs
	Underlying		Granted to	Exercise or
	Options/SARs		Employees in	Base Price	Expiration	Grant Date
Name	Granted		Fiscal Year	($/Sh)	Date	Present Value (3)

Cristina M. Lambert	21,000	[1]	0.125%	36.7500	2/3/2014	188.4

Benito Fernandez	10,300	[1]	0.061%	36.7500	2/3/2014	92.4

Gary Butler	21,700	[1]	0.129%	36.7500	2/3/2014	194.6

Ileana Molina de Bachman	7,500	[1]	0.045%	36.7500	2/3/2014	67.3

Walter Forwood	12,000	[1]	0.071%	36.7500	2/3/2014	107.6

(1)	One-third of the options are exercisable on February 4, 2005; two thirds are exercisable on February 4, 2006; and the balance are exercisable on February 4, 2007.

(2)	Options became fully exercisable following separation, with a 5-year term remaining per plan provisions.

(3)	Grant date present value of the options was determined based upon the Black-Scholes valuation method using the following assumptions: expected volatility, risk-free rate of return, dividend yield, time of exercise, reload and share gain deferral features, and adjustments for non-transferability and risk of forfeiture.

     The following table provides information as to options and stock appreciation rights (referred to as SARs) for Verizon shares exercised by each of the Named Executive Officers during 2004. The table also sets forth the value of options and SARs for Verizon shares held by such officers at 2004 year-end.

Aggregated Option/SAR Exercises
in Last Fiscal Year and FY-End Option/SAR Values
(a)	(b)	(c)	(d)		(e)
			Number of Securities		Value of Unexercised
	Shares	Value	Underlying Options/SARs		In-the-Money Options/SARs
	Acquired on	Realized	at F-Y-End (#)		at F-Y-End ($000s)
Name	Exercise (#)	($000s)	Exercisable	Unexercisable	Exercisable	Unexercisable
Cristina M. Lambert	1,342	14.3	79,292	37,001	26.8	84.7
Benito Fernandez	—	—	20,400	21,800	6.9	52.5
Ileana Molina de Bachman	—	—	35,977	18,978	7.1	42.5
Gary Butler	—	—	157,257	47,933	36.1	110.6
Walter Forwood	—	—	28,416	26,434	3.7	52.5

VERIZON RETIREMENT PROGRAMS

VERIZON PENSION PLANS

     Effective January 1, 2002, Verizon merged the management pension plans of the Verizon’s predecessor companies to form the Verizon Management Pension Plan. The plan is a noncontributory, tax-qualified pension plan for salaried employees that provides for distribution of benefits in a lump sum or an annuity, at the participant’s election. Pension benefits under this plan are calculated for all participants using a cash balance formula that provides for pay credits equal to four to seven percent (depending on age and service) of annual eligible pay up to the statutory limit on compensation ($205,000 in 2004), for each year of service following the conversion to cash balance. Messrs. Butler, Fernández, and Forwood, and Mses. Lambert, and Molina began participating in the Verizon Management Pension Plan as of January 1, 2002. Mr. Ortiz participates in the Company’s Pension Plan.

     In general, eligible pay includes base salary, commissions and short-term incentives, exclusive of overtime, certain senior manager or other incentive compensation, and other similar types of payments. Additionally, monthly interest credits are made to the participant’s account balance based upon the prevailing market yields on certain U.S. Treasury obligations. In order to record these pay and interest credits, the plan administrator maintains a hypothetical account balance for each participant. However, as part of the transition to a cash balance formula, participants with at least 10 years of service with Verizon as of January 1, 2002, receive benefits under an alternative formula, referred to as the “highest average pay formula,” if that formula provides a higher benefit than the cash balance formula. Under this formula, pensions are computed until 2008 on 1.35% of eligible pay for average annual salary for the five highest consecutive years up to the statutory limit on compensation ($205,000 in 2004), for each year of service. In 2008, the Verizon Management Pension Plan shifts from this highest average pay formula to a career average pay formula under which an employee’s pension is computed on 1.35% of eligible pay for average annual salary over the remainder of the employee’s career with Verizon up to the statutory limit on compensation, for each year of service. As of December 31, 2004, or the executive’s date of separation in 2002, the actual years of service credited under the Verizon Management Pension Plan for Messrs. Butler, Forwood, Fernández,, and Mses. Lambert, and Molina are 17, 3, 3, 30 and 5, respectively.

     The following table illustrates the estimated annual benefits payable pursuant to the highest average pay formula under the Verizon Management Pension Plan based on a maximum compensation limit of $205,000. The table assumes normal retirement at age 65 and is calculated on a single life annuity basis, based upon final average earnings and years of service:

Pension Plan Table
FINAL AVERAGE	YEARS OF SERVICE
EARNINGS	15	20	25	30	35	40
$205,000	$41,513	$55,350	$69,188	$83,025	$96,863	$110,700

     All former GTE employees with at least 10 years of service with Verizon as of January 1, 2002, are eligible to receive benefits under a variant to the highest average pay formula described above if that formula provides a higher benefit. This formula provides a benefit that was integrated with social security and is available through May 31, 2004. In 2004, for compensation under $41,700, which is the limit under the Federal Social Security Act, the formula was based on 1.15% of eligible pay, while the formula for pay above that amount was based on 1.45% of eligible pay.

     The following table illustrates the estimated annual benefits payable pursuant to this alternative highest average pay formula, integrated with social security, under the Verizon Management Pension Plan based on a maximum compensation limit of $205,000. The table assumes normal retirement at age 65 and is calculated on a single life annuity basis, based upon final average earnings and years of service:

Pension Plan Table
FINAL AVERAGE	YEARS OF SERVICE
EARNINGS	15	20	25	30	35	40
$205,000	$42,711	$56,948	$71,185	$85,422	$99,659	$113,896

     Employees who do not have at least 10 years of service generally do not qualify for the highest average pay formula under the plan. Accordingly, Messrs. Forwood’s and Fernández’s and Ms. Molina’s cash balance accounts were $31,824; $48,009; and $76,613, respectively, as of December 31, 2004.

     Section 415 of the Internal Revenue Code places certain limitations on pension benefits that may be paid from the trusts of tax-qualified plans, such as the Verizon Management Pension Plan. Pension amounts for certain executive officers that exceed such Section 415 limitations will be paid from Verizon’s assets under the Verizon Income Deferral Plan. Messrs. Butler, Fernández, and Forwood, and Mses. Lambert and Moljna began participating in the Verizon Income Deferral Plan as of January 1, 2002. This plan is a nonqualified, unfunded, supplemental retirement and deferred compensation plan under which an individual account is maintained for each participant. The plan allows the participants to defer voluntarily the receipt of up to 100% of their eligible compensation, and also provides retirement and other benefits to certain executives through Verizon credits to the participant’s account under the plan. Eligible compensation consists of:

I.	a participant’s base salary in excess of the Internal Revenue Code limit on compensation for qualified retirement plans ($205,000 in 2004);

II.	all of the participant’s short-term incentive award; and

III.	other bonuses that the plan administrator determines are eligible for deferral.

     If a participant elects to defer eligible income, Verizon provides a matching contribution equal to the rate of match under the qualified savings plan for management employees. That rate is 100% of the first 4% of eligible compensation deferred and 50% of the next 2% of eligible compensation deferred. In addition, for the first 20 years of participation in the plan for certain executives of Verizon, the Company makes retirement contributions to a participant’s account equal to 32% of the base salary, in excess of $205,000 and short-term incentive award components of the participant’s eligible compensation. Thereafter, Verizon makes retirement contributions equal to 7% of such eligible compensation.

     The following table shows the aggregate portion of each participating named executive officer’s account attributable to the Verizon’s contributions as of December 31, 2004. In 2004, Messrs. Butler, Fernández, and Ms. Lambert, and all other former GTE executives, had their Verizon Supplemental Executive Retirement Plan benefit converted to a present value and transferred to the Verizon Income Deferral Plan. As a result, Messrs. Butler, Fernandez, and Ms. Lambert are no longer entitled to receive a benefit under the Verizon Supplemental Executive Retirement Plan and instead began participating in the Verizon Income Deferral Plan along with all other Verizon executives effective January 1, 2002. Generally, the Verizon Income Deferral Plan provides a benefit at retirement comparable to the benefit provided under the Verizon Supplemental Executive Retirement Plan.

Executive	Aggregate Account Balance
Ms. Lambert	$838,938	*
Mr. Butler	$754,707	*
Mr. Forwood	$111,549	*
Mr. Fernandez	$122,546	*
Ms. Molina de Bachman	$4,092

*	Includes $3,862; $5,954; $8,476 and $580,317 for Messrs. Butler, Forwood, Fernández and Ms. Lambert, respectively, representing a present value conversion and transfer of their earned benefits from the Verizon Supplemental Executive Retirement Plan.

     The actual annual Company contribution for 2004 has been reflected in the “All Other Compensation” column of the Summary Compensation Table.

     Pension benefits for Ms. Molina were calculated only under the Verizon Management Pension Plan using a cash balance formula that provides for pay credits equal to four to seven percent (depending on age and service) of annual eligible pay both up to and greater than the statutory limit on compensation ($205,000 in 2004) for each year of service following the conversion. As of December 31, 2004, Ms. Molina’s cash balance accounts was $76,613.

     As of December 31, 2004, the actual years of service credited under the Verizon Management Pension Plan for Ms. Molina is 5 years.

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

COMPANY’S PENSION PLAN

     The following table illustrates the estimated annual benefits payable under the Company’s defined benefit pension plan. The table assumes normal retirement age 65 and is calculated on a single life annuity basis, based upon final average earnings (integrated with social security as described below) and years of service:

PENSION PLAN TABLE

FINAL AVERAGE	YEARS OF SERVICE
SALARY	15	20	25	30
$100,000	$26,851	$38,611	$48,264	$55,417

125,000	34,351	48,611	60,764	69,792

150,000	41,851	58,611	73,264	84,167

175,000	44,851	62,611	78,264	89,917

200,000	44,851	62,611	78,264	89,917

     The retirement plan for salaried employees is a noncontributory pension plan for the benefit of all our employees who are not covered by the collective bargaining agreements, unless the agreement provides for coverage under the retirement plan for salaried employees. It provides a benefit based on a participant’s years of service and earnings. Our pension benefits and contributions to the retirement plan for salaried employees are related to basic salary differentials, exclusive of overtime differentials, incentive compensation and other similar types of payments. Under the retirement plan for salaried employees, participants are entitled to annual pension benefits at normal retirement age (65) equal to the sum of: (a) 2% of the average salary highest 36 months during their ten consecutive calendar employment years multiplied by their years of credited service (not over 25 years), plus (b) 1.5% of such average multiplied by credited service over 25 years (but not greater than 15 years), (c) minus an offset factor, varying form .21% to .635% depending upon age at retirement, multiplied by the covered compensation and further multiplied by credited service (up to 35 years).

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Company has a Compensation Committee comprised of: Richard L. Carrión, Daniel C. Petri and Rafael Martínez Margarida. This Committee is responsible for establishing and administering the policies and plans related to compensation of the Company’s management, including the executives listed in the “Executive Officers” table included in Item 10 of this Form 10-K.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SHAREHOLDERS AND SHAREHOLDER RELATIONSHIPS

SHARE OWNERSHIP

     At December 31, 2003, there were 50 million authorized shares of the Company’s no par value common stock, 25 million of which were issued and outstanding. As of March 30, 2004, the beneficial owners of the Company’s common stock are as follows:

		SHARES
NAME OF BENEFICIAL OWNER	ADDRESS	NUMBER	PERCENTAGE
GTE Holdings (Puerto Rico) LLC – (Verizon)	GTE Holdings (Puerto Rico) LLC 5221 North O’Connor Boulevard Irving, Texas 75039	13,003,276	52.01

Popular, Inc.	209 Muñoz Rivera Avenue Hato Rey, Puerto Rico 00918	3,246,749	12.99

PRTA Holdings Corporation	Government Development Bank For Puerto Rico Minillas Government Center San Juan, Puerto Rico 00940	6,999,975	28.00

Employee Stock Ownership Plan	U.S. Trust Company National Association c/o Dennis M. Kunisaki 515 South Flower Street Los Angeles, California 90171	1,750,000	7.00

Total		25,000,000	100.00

All Directors and Executive (17 persons) Officers as a Group		0	0

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

SHAREHOLDERS’ AGREEMENT

     The board of directors has 9 members, who are appointed as follows: five directors are appointed by Verizon; one director is appointed by Popular, Inc., pursuant to an agreement with Verizon; and three directors are appointed by PRTA Holdings, a subsidiary of an entity of the Government of Puerto Rico. The ESOP does not have the right to appoint any directors. The number of directors that the Government of Puerto Rico can appoint is related to its share ownership in the Company. The Government of Puerto Rico is entitled to appoint three, two or one director(s) as long as it (or its successor) holds at least a 25%, 15%, or 4% ownership interest, respectively. Unanimous approval is required for the following actions:

o	an acquisition, strategic alliance, or joint venture exceeding 15% of the Company’s assets;

o	issuance of equity, convertible equity securities, or debt;

o	changes in the dividend policy; and

o	transactions with Verizon and Popular, Inc. exceeding $1 million, annually.

     Unanimous approval is required for the additional following matters as long as the Government of Puerto Rico holds at least a 10% ownership interest:

o	asset sales of 25% or more of the Company’s assets;

o	amendments to the Certificate of Incorporation, which adversely affect the Government of Puerto Rico; and

o	the liquidation, merger or consolidation of the Company.

     Verizon and the Government of Puerto Rico agreed that neither party, nor a Verizon affiliate, will compete in the telecommunications business (subject to certain exceptions) until the earlier of:

o	the date when the Government of Puerto Rico ceases to own at least 5% of the shares; and

o	the later of seven years after the sale or one year after an initial public offering.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH VERIZON

MANAGEMENT AND TECHNOLOGY LICENSE AGREEMENTS

     Verizon, which owns 52% of the outstanding capital stock of the Company, provides advice and direction regarding the administration and operations of our business, as well as providing us with its existing intellectual property and software that is not restricted by patents or copyrights under a 5-year agreement, expiring March 2, 2004. Verizon is reimbursed for transportation, lodging, and meals and receives royalties and fees based on the following percentages of EBITDA, excluding provisions for voluntary severance programs:

o	8% for years one and two of the agreement;

o	7% for years three and four of the agreement;

o	6% for year five of the agreement.

     Total royalties and fees accrued for the year ended December 31, 2004 and 2003 were $10 million and $24 million, respectively.

     On April 2004 was signed a new Services Agreement with a one year term which provides for the provision of such services as the Corporation may request, and for the continuation of the technology license previously granted on March 2, 1999. Fees for these new agreement amounted to $9 million and $7 million for the year ended December 31, 2004 and 2003, respectively.

REIMBURSEMENT AGREEMENT

     The Company has a reimbursement agreement with Verizon, under which actual out-of-pocket expatriate salaries and related benefit expenses are billed to the Company. Total expatriate expenses for the year ended December 31, 2004 and 2003 amounted to $3 million and $8 million, respectively. For further details, refer to Part III, Item 11, “Executive Compensation”.

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

DIRECTORY AGREEMENTS

     We entered into a 95-year agreement in 1999 with VISI, a joint venture among VNU, Verizon, and the Company, which provides us a publishing right of 35% of yellow page advertising revenues, plus billing and collection fees which generated $20 million of directory advertising revenues for the year ended December 31, 2004.

TRANSACTIONS WITH POPULAR, INC.

     Popular, Inc., which owns 13% of the outstanding capital stock of the Company, provides wireline bill collection, lock-box, cash management, and wireless bill processing services at a cost of approximately $10 million for each of the years 2004 and 2003. These services are negotiated at arms-length market value rates.

     At December 31, 2004, the Company maintained a $40 million working capital credit facility with Banco Popular de Puerto Rico, which is a subsidiary of Popular, Inc. No balance was outstanding under this facility as of December 31, 2004.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

INDEPENDENT AUDITOR FEE INFORMATION

Audit Fees

Fees for audit services totaled approximately $490,000 and $412,000 for the years ended December 31, 2004 and 2003, respectively, including services for the audit of the Company’s annual financial statements for SEC and local statutory reporting purposes, reviews of the Company’s quarterly reports on Form 10-Q, audit of the Company’s ARMIS 43-03 reports filed with the FCC.

Audit-Related Fees

Fees for audit-related services totaled approximately $61,000 and $104,000 for the years ended December 31, 2004 and 2003, respectively. Audited-related services principally include the audit of the Employee Benefit Plan and ESOP in connection with annual reports on Form 11-K, audit schedules for specific purposes and accounting consultations.

All Other Fees

Fees for all other services not included under “Audit Fees” or “Audit Related Fees” above totaled approximately $3,000 for the year ended December 31, 2003, principally relating to finance conferences and technical updates. No fees were paid for other services for year ended December 31, 2004.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

     TELECOMUNICACIONES DE PUERTO RICO, INC.

By:	/s/ Cristina M. Lambert

	Name:	Cristina M. Lambert
	Title:	President and Chief Executive Officer
	Date:	March 31, 2005

By:	/s/ Adail Ortiz

	Name:	Adail Ortiz
	Title:	Vice President Finance and Chief Financial Officer
	Date:	March 31, 2005

By:	/s/ Raúl E. García

	Name:	Raúl E. García
	Title:	Controller
	Date:	March 31, 2005

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Signature	Capacity
March 31, 2005	/s/ Cristina M. Lambert	President and Chief Executive Officer (Principal Executive Officer)

Cristina M. Lambert

March 31, 2005	/s/ Adail Ortiz	Vice President Finance and Chief Financial Officer (Principal Financial Officer)

Adail Ortiz

March 31, 2005	/s/ Raúl E. García	Chief Accounting Officer (Principal Accounting Officer)

Raúl E. García

March 31, 2005		Director

Daniel C. Petri

March 31, 2005		Director

Eduard J. McQuaid

March 31, 2005		Director

Jeanne M. Dennison

March 31, 2005		Director

Cristina M. Lambert

March 31, 2005	/s/ John J. Lack	Director

John J. Lack

March 31, 2005		Director

Richard L. Carrión

March 31, 2005	/s/ William Lockwood	Director

William Lockwood

March 31, 2005	/s/ José F. Rodríguez Perelló	Director

José F. Rodríguez Perelló

March 31, 2005	/s/ Rafael F. Martínez Margarida	Director

Rafael F. Martínez Margarida

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION
3.1	Certificate of Incorporation of Telecomunicaciones de Puerto Rico, Inc. (Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement filed on Form S-4, as amended (File 333-85503)).

3.2	Certificate of Amendment to the Certificate of Incorporation of Telecomunicaciones de Puerto Rico, Inc. (Incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (File 333-85503)).

3.3	By-Laws of Telecomunicaciones de Puerto Rico, Inc. (Incorporated by reference to Exhibit 3.4 of the Company’s Registration Statement filed on Form S-4, as amended (File 333-85503)).

4.1	Trust Indenture dated as of May 20, 1999 between Telecomunicaciones de Puerto Rico, Inc. and The Bank of New York. (Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement filed on Form S-4, as amended (File 333-85503)).

10.1	Shareholders Agreement, dated as of March 2, 1999, by and among Telecomunicaciones de Puerto Rico, Inc., GTE Holdings (Puerto Rico) LLC, GTE International Telecommunications Incorporated, Popular, Inc., Puerto Rico Telephone Authority and the shareholders of Telecomunicaciones de Puerto Rico, Inc., who shall from time to time be parties thereto as provided therein. (Incorporated by reference to Exhibit 10.5 of the Company’s Registration Statement filed on Form S-4, as amended (File 333-85503)).

10.2	Amended and Restated Puerto Rico Management Agreement, dated as of March 2, 1999, by and among Telecomunicaciones de Puerto Rico, Inc., Puerto Rico Telephone Company, and GTE International Telecommunications Incorporated. (Incorporated by reference to Exhibit 10.6 of the Company’s Registration Statement filed on Form S-4, as amended (File 333-85503)).

10.3	Amended and Restated U.S. Management Agreement, dated as of March 2, 1999, by and among Telecomunicaciones de Puerto Rico, Inc., Puerto Rico Telephone Company, and GTE International Telecommunications Incorporated. (Incorporated by reference to Exhibit 10.7 of the Company’s Registration Statement filed on Form S-4, as amended (File 333-85503)).

10.4	Amended and Restated Technology Transfer Agreement, dated as of March 2, 1999, by and among Telecomunicaciones de Puerto Rico, Inc., Puerto Rico Telephone Company, and GTE International Telecommunications Incorporated. (Incorporated by reference to Exhibit 10.8 of the Company’s Registration Statement filed on Form S-4, as amended (File 333-85503)).

10.5	Non-Competition Agreement, dated as of March 2, 1999, by and among Telecomunicaciones de Puerto Rico, Inc, GTE Holdings (Puerto Rico) LLC, GTE International Telecommunications Incorporated, Popular, Inc., Puerto Rico Telephone Authority, and the Government Development Bank for Puerto Rico. (Incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement filed on Form S-4, as amended (File 333-85503)).

10.6	Trust Agreement of the Employee Stock Ownership Plan of Telecomunicaciones de Puerto Rico, Inc., dated as of March 2, 1999, by and between U.S. Trust, National Association and Telecomunicaciones de Puerto Rico, Inc. (Incorporated by reference to Exhibit 10.12 of the Company’s Registration Statement filed on Form S-4, as amended (File 333-85503)).

10.7	ESOP Loan Agreement, dated as of March 2, 1999, by and between the Trust of the Employee Stock Ownership Plan of Telecomunicaciones de Puerto Rico, Inc. and Telecomunicaciones de Puerto Rico, Inc. (Incorporated by reference to Exhibit 10.13 of the Company’s Registration Statement filed on Form S-4, as amended (File 333-85503)).

10.8	Pledge Agreement, dated as of March 2, 1999, by and between the Trust of the Employee Stock Ownership Plan of Telecomunicaciones de Puerto Rico, Inc. and Telecomunicaciones de Puerto Rico, Inc. (Incorporated by reference to Exhibit 10.15 of the Company’s Registration Statement filed on Form S-4, as amended (File 333-85503)).

EXHIBIT
NUMBER	DESCRIPTION
10.9	Tag Along Agreement, dated as of March 2, 1999, by and among GTE Holdings (Puerto Rico) LLC, GTE International Telecommunications Incorporated, and the Trust of the Employee Stock Ownership Plan of Telecomunicaciones de Puerto Rico, Inc. (Incorporated by reference to Exhibit 10.16 of the Company’s Registration Statement filed on Form S-4, as amended (File 333-85503)).

10.10	Commercial Paper Dealer Agreement 4(2) Program among Telecomunicaciones de Puerto Rico, Inc., as Issuer; Puerto Rico Telephone Company, Inc. and Celulares Telefónica, Inc., as Guarantors; and Merrill Lynch Money Markets Inc., as Dealer for notes with maturities up to 240 days; Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Dealer for notes with maturities over 270 days up to 365 days. Concerning notes to be issued pursuant to an Issuing and Paying Agency Agreement dated as of November 9, 2000 between the Issuer and The Chase Manhattan Bank, as Issuing and Paying Agent. (Incorporated by reference to Exhibit 10.25 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File 333-85503)).

10.11	Commercial Paper Dealer Agreement 4(2) Program among Telecomunicaciones de Puerto Rico, Inc., as Issuer; Puerto Rico Telephone Company, Inc. and Celulares Telefónica, Inc., as Guarantors; and Salomon Smith Barney Inc., as Dealer. Concerning notes to be issued pursuant to an Issuing and Paying Agency Agreement dated as of November 9, 2000 between the Issuer and The Chase Manhattan Bank, as Issuing and Paying Agent. (Incorporated by reference to Exhibit 10.26 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File 333-85503)).

10.12	Commercial Paper Dealer Agreement 4(2) Program among Telecomunicaciones de Puerto Rico, Inc., as Issuer; Puerto Rico Telephone Company, Inc. and Celulares Telefónica, Inc., as Guarantors; and Banc of America Securities LLC. Concerning notes to be issued pursuant to an Issuing and Paying Agency Agreement dated as of November 9, 2000 between the Issuer and The Chase Manhattan Bank, as Issuing and Paying Agent. (Incorporated by reference to Exhibit 10.27 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File 333-85503)).

10.13	Commercial Paper Dealer Agreement 4(2) Program among Telecomunicaciones de Puerto Rico, Inc., as Issuer; Puerto Rico Telephone Company, Inc. and Celulares Telefónica, Inc., as Guarantors; and Popular Securities, Inc., as Dealer for notes with maturities up to 365 days. Concerning notes to be issued pursuant to an Issuing and Paying Agency Agreement dated as of November 9, 2000 between the Issuer and The Chase Manhattan Bank, as Issuing and Paying Agent. (Incorporated by reference to Exhibit 10.28 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File 333-85503)).

10.14	Issuing and Paying Agency Agreement dated as of November 9, 2000, by and among Telecomunicaciones de Puerto Rico, Inc., as Issuer, Puerto Rico Telephone Company and Celulares Telefónica, Inc., as Guarantors, and The Chase Manhattan Bank, as Issuing and Paying Agent. (Incorporated by reference to Exhibit 10.29 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File 333-85503)).

10.15	Letter Amendment, to the March 2, 1999 Shareholders Agreement, dated as of May 25, 2001, by and among Telecomunicaciones de Puerto Rico, Inc., GTE Holdings (Puerto Rico) LLC, GTE International Telecommunications Incorporated, Popular, Inc., and the Puerto Rico Telephone Authority. (Incorporated by reference to Exhibit 10.25 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001 (File 333-85503)).

10.16	ISDA Master Agreement, dated August 29, 2001, by and among Telecomunicaciones de Puerto Rico, Inc., as the Counterparty, Puerto Rico Telephone Company and Celulares Telefónica, Inc., as Guarantors, and Bank of America, N.A., as the Bank. (Incorporated by reference to Exhibit 10.27 of the Company’s Quarterly Report on Form 10-Q for the period ended September 31, 2001 (File 333-85503)).

10.17	ISDA Master Agreement, dated August 29, 2001, by and among Telecomunicaciones de Puerto Rico, Inc., as the Counterparty, Puerto Rico Telephone Company and Celulares Telefónica, Inc., as Guarantors, and Citibank, N.A., as the Bank. (Incorporated by reference to Exhibit 10.28 of the Company’s Quarterly Report on Form 10-Q for the period ended September 31, 2001 (File 333-85503)).

EXHIBIT
NUMBER	DESCRIPTION
10.18	Plan of Reorganization and Agreement of Merger, dated as of May 1, 2002, between Puerto Rico Telephone Company, Inc. and Verizon Wireless Puerto Rico, Inc. (Incorporated by reference to Exhibit 10.25 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002 (File 333-85503)).

10.19	$90,000,000 working capital revolving credit agreement dated as of May 16, 2002, among Telecomunicaciones de Puerto Rico, Inc., as Borrower, Puerto Rico Telephone Company, Inc., as Guarantor, and Banco Popular de Puerto Rico, as Lender and Administrative Agent. (Incorporated by reference to Exhibit 10.26 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002 (File 333-85503)).

10.20	$50,000,000 2-Year term credit agreement dated as of May 16, 2002, among Telecomunicaciones de Puerto Rico, Inc., as Borrower, Puerto Rico Telephone Company, Inc., as Guarantor, and Banco Bilbao Vizcaya Argentaria, S.A., as Lender and Banco Bilbao Vizcaya Puerto Rico, as Administrative Agent. (Incorporated by reference to Exhibit 10.27 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002 (File 333-85503)).

10.21	$50,000,000 2-Year term credit agreement dated as of May 31, 2002, among Telecomunicaciones de Puerto Rico, Inc., as Borrower, Puerto Rico Telephone Company, Inc., as Guarantor, and HSBC Bank USA, as Lender. (Incorporated by reference to Exhibit 10.28 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002 (File 333-85503)).

10.22	$50,000,000 3-Year term credit agreement dated as of June 24, 2002, among Telecomunicaciones de Puerto Rico, Inc., as Borrower, Puerto Rico Telephone Company, Inc., as Guarantor, and Australia and New Zealand Banking Group Limited, as Lender and Administrative Agent. (Incorporated by reference to Exhibit 10.29 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002 (File 333-85503)).

10.23	$75,000,000 3-Year term credit agreement dated as of August 19, 2002, among Telecomunicaciones de Puerto Rico, Inc., as Borrower, Puerto Rico Telephone Company, Inc., as Guarantor, and The Bank of Nova Scotia, as Lender and Administrative Agent. (Incorporated by reference to Exhibit 10.28 of the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2002 (File 333-85503)).

10.24	Letter Amendment to the $90 million working capital revolving credit agreement dated as of December 31, 2002. (Incorporated by reference to Exhibit 10.28 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File 333-85503)).

10.25	Assignment and Acceptance agreement, dated as of December 31, 2002, relating to the $50 million 3-Year Term Credit Agreement, dated as of June 24, 2002. (Incorporated by reference to Exhibit 10.29 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File 333-85503)).

10.26	Collective Bargaining Agreement between the Puerto Rico Telephone Company and the Independent Union of Telephone Employees of Puerto Rico effective from January 18, 2003 until January 17, 2006. Approved on February 13, 2003. (Incorporated by reference to Exhibit 10.30 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File 333-85503)).

10.27	Second Allonge to the $90 million working capital revolving credit agreement dated as of June 30, 2003. (Incorporated by reference to Exhibit 10.31 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2003 (File 333-85503)).

10.28	364-Day Credit Agreement dated as of March 2, 2004, among Telecomunicaciones de Puerto Rico, Inc., as Borrower, Puerto Rico Telephone Company, Inc., as Guarantor, the Initial Lenders named therein, Citibank, N.A., as Administrative Agent, Banco Bilbao Vizcaya Argentaria Puerto Rico, as Syndication Agent, and Banco Popular de Puerto Rico, Firstbank Puerto Rico and Scotiabank de Puerto Rico, as Co-documentation Agents. (Incorporated by reference to Exhibit 10.29 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File 333-85503)).

EXHIBIT
NUMBER	DESCRIPTION
10.29	Collective Bargaining Agreement between the Puerto Rico Telephone Company and the Independent Brotherhood of Telephone Company Employees effective from January 1, 2004 until December 31, 2008. Approved on April 15, 2004. (Incorporated by reference to Exhibit 10.29 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (File 333-85503)).

10.30	$40,000,000 working capital revolving credit agreement dated as of June 30, 2004, among Telecomunicaciones de Puerto Rico, Inc., as Borrower, Puerto Rico Telephone Company, Inc., as Guarantor and Banco Popular de Puerto Rico, as Lender and Administrative Agent. (Incorporated by reference to Exhibit 10.29 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File 333-85503)).

10.31	Collective Bargaining Agreement between the Puerto Rico Telephone Company and the Independent Union of Telephone Employees of Puerto Rico effective from January 18, 2003 until January 17, 2006. Approved on February 13, 2003. English Version. (Incorporated by reference to Exhibit 10.29 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File 333-85503)).

10.32	Collective Bargaining Agreement between the Puerto Rico Telephone Company and the Independent Brotherhood of Telephone Company Employees effective from January 1, 2004 until December 31, 2008. Approved on April 15, 2004. English Version. (Incorporated by reference to Exhibit 10.29 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File 333-85503)).

10.33	$30,000,000 1-Year term credit agreement dated as of May 17, 2004, among Telecomunicaciones de Puerto Rico, Inc., as Borrower, Puerto Rico Telephone Company, Inc., as Guarantor and Banco Bilbao Vizcaya Argentaria Puerto Rico, as Administrative Agent. (Incorporated by reference to Exhibit 10.29 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File 333-85503)).

10.34	364-Day Credit Agreement dated as of March 1, 2005, among Telecomunicaciones de Puerto Rico, Inc., as Borrower, Puerto Rico Telephone Company, Inc., as Guarantor, the Initial Lenders named therein, Citibank, N.A., as Administrative Agent, Banco Bilbao Vizcaya Argentaria Puerto Rico and Bank of Nova Scotia, as Syndication Agents, and Banco Popular de Puerto Rico and Firstbank Puerto Rico, as Co-documentation Agents. (Filed herewith).

21	Subsidiaries of the Registrant (Filed herewith).

23	Independent Auditors’ Consent (Filed herewith).

31.1	Certification of Principal Executive Officer (Filed herewith).

31.2	Certification of Principal Financial Officer (Filed herewith).

32.1	Certification Required by 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith).