Form 10-Q
period 2005-03-31
TELECOMUNICACIONES DE PUERTO RICO INC
filed 2005-05-16
CIK 1089357

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2005

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

YES ☐ NO ☑

At May 16, 2005, 25 million shares of no par common stock of the registrant were outstanding.

INDEX

Telecomunicaciones de Puerto Rico, Inc. and Subsidiaries

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Telecomunicaciones de Puerto Rico, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets
 (In thousands)

	(Unaudited)
	March 31,	December 31,
	2005	2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$21,233	$63,346
Accounts receivable, net of allowance for doubtful accounts of $106,493 and $106,090 in 2005 and 2004, respectively	272,154	270,914
Deferred income tax	29,173	28,054
Inventory and supplies, net	23,054	28,158
Prepaid expenses	32,683	26,616

Total current assets	378,297	417,088
PROPERTY, PLANT AND EQUIPMENT, net	1,426,427	1,459,459
GOODWILL	126,927	126,927
INTANGIBLES, net	195,002	196,820
DEFERRED INCOME TAX	226,329	235,886
OTHER ASSETS	108,185	109,102

TOTAL ASSETS	$2,461,167	$2,545,282

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$93,131	$93,168
Other current liabilities	199,152	216,187

Total current liabilities	292,283	309,355
LONG-TERM DEBT, excluding current portion	702,893	703,556
PENSION AND OTHER POST-EMPLOYMENT BENEFITS	527,286	607,115
OTHER NON-CURRENT LIABILITIES	180,828	186,781

Total liabilities	1,703,290	1,806,807

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY	15,671	15,010

SHAREHOLDERS’ EQUITY:
Common stock	704,386	704,386
Deferred ESOP compensation	(25,172)	(25,172)
Retained earnings	229,697	210,956
Accumulated other comprehensive loss, net of taxes	(166,705)	(166,705)

Total shareholders’ equity	742,206	723,465

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,461,167	$2,545,282

The accompanying notes are an integral part of these financial statements.

Telecomunicaciones de Puerto Rico, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations
 (In thousands)

	For the Three Months Ended
	March 31,
	2005	2004
	(Unaudited)
REVENUES:
Local services	$149,249	$145,289
Access services	65,782	73,303
Long distance services	18,374	29,516
Cellular services	55,750	47,837
Directory services and other	23,188	20,879

Total revenues	312,343	316,824

OPERATING COSTS AND EXPENSES:
Labor and benefits	92,747	99,495
Other operating expenses	111,124	100,858
Early retirement and voluntary separation provision	—	1,635
Depreciation and amortization	61,849	64,478

Total operating costs and expenses	265,720	266,466

OPERATING INCOME	46,623	50,358

OTHER INCOME (EXPENSE):
Interest expense, net	(11,088)	(10,348)
Equity income from joint venture	863	657
Minority interest in consolidated subsidiary	(661)	(560)

Total other income (expense), net	(10,886)	(10,251)

INCOME BEFORE INCOME TAX EXPENSE	35,737	40,107

INCOME TAX EXPENSE	13,749	15,335

NET INCOME	$21,988	$24,772

The accompanying notes are an integral part of these financial statements.

Telecomunicaciones de Puerto Rico, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Shareholders’ Equity
(In thousands)

					Accumulated
					Other
	Common	Deferred ESOP	Subscription	Retained	Comprehensive
	Stock	Compensation	Receivable	Earnings	Loss	Total
BALANCE, DECEMBER 31, 2003	$703,884	$(26,153)	$(39,515)	$164,520	$(101,385)	$701,351

Dividends paid	—	—	—	(61,953)	—	(61,953)
Accretion of discount on subscription receivable	—	—	(485)	—	—	(485)
PRTA capital contribution	—	—	40,000	—	—	40,000
Release of ESOP shares	502	981	—	—	—	1,483
Comprehensive income:
Net income	—	—	—	108,389	—	108,389
Other comprehensive loss, net of taxes:
Minimum pension liability adjustment	—	—	—	—	(65,320)	(65,320)

Comprehensive income	—	—	—	—	—	43,069

BALANCE, DECEMBER 31, 2004	$704,386	$(25,172)	$—	$210,956	$(166,705)	$723,465

(UNAUDITED)
Dividends declared	—	—	—	(3,247)	—	(3,247)
Net income for the three months ended March 31, 2005	—	—	—	21,988	—	21,988

BALANCE MARCH 31, 2005	$704,386	$(25,172)	$—	$229,697	$(166,705)	$742,206

The accompanying notes are an integral part of these financial statements.

Telecomunicaciones de Puerto Rico, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows
(In thousands)

	For the Three Months Ended
	March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$21,988	$24,772
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	61,849	64,478
Provision for uncollectible accounts	12,997	15,430
Deferred income tax	8,438	10,761
Accretion of discount on subscription receivable	—	(485)
Equity income from joint venture	(863)	(657)
Early retirement and voluntary separation provision	—	1,635
Minority interest in consolidated subsidiary	661	560
Changes in assets and liabilities:

Accounts receivable	(14,237)	(15,998)
Inventory and supplies	5,104	6,168
Prepaid expenses and other assets	(6,067)	(7,631)
Other current and non-current liabilities	(25,155)	(26,356)
Pension and other post-employment benefits	(79,828)	(42,280)

Net cash provided by (used in) operating activities	(15,113)	30,397

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, including removal costs	(27,000)	(19,559)

Net cash used in investing activities	(27,000)	(19,559)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contribution	—	40,000
Net repayments of short-term debt, including capital leases	—	(29,544)

Net cash provided by financing activities	—	10,456

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(42,113)	21,294
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	63,346	21,732

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$21,233	$43,026

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles for annual financial statements have been condensed or omitted pursuant to such rules and regulations. Management believes the financial statements include all adjustments and recurring accruals necessary to present fairly the results of its operations and financial condition for the interim periods shown. The Condensed Consolidated Balance Sheet at December 31, 2004 was derived from audited financial statements and should be read in conjunction with the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

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

For the last three years, the Company has been operating a TDMA network and CDMA network for its wireless subscribers. During 2003, management decided to migrate all TDMA subscribers to the CDMA network and subsequently dispose of the TDMA network. The expected undiscounted future cash flow from operations on the TDMA network was estimated to be $27 million ($47.4 million estimated cash flows from operations less $20.4 million of related expenses). The discounted fair value of the network was estimated at $26 million determined by discounting anticipated future cash flows at a risk free rate of 3.76%.

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

Intangible assets that do not have indefinite lives will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. The Company is currently undergoing its annual evaluation of assets, using the fair value approach for each reporting unit, to determine if there is an impairment exposure (transitional impairment test) and any impact it would have on the Company’s results of operations for 2005.

Reclassifications

Reclassifications of prior periods’ data have been made to conform to the current period’s presentation.

3.	Summary of Recent Accounting Pronouncements

Accounting for Conditional Asset Retirement Obligations

In March 2005, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 47, “Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement No. 143.” FIN No. 47 clarifies SFAS No 143, “Accounting for Asset Retirement Obligations,” such that conditional asset retirement obligations require recognition at fair value if they can be reasonably estimated. These rules are effective December 31, 2005, we are currently evaluating the impact, if any, on our results of operations and financial position.

4.	Property, Plant and Equipment

Property, plant and equipment consist of:

	Remaining Useful		March 31	December 31,
	Lives (Yrs)		2005	2004
	Current	Previous	(In thousands)
Outside plant	9.2	9.2	$2,162,316	$2,148,244
Central office and transmission equipment	4.4	4.4	1,236,264	1,228,001
Equipment and other	2.7	2.7	304,754	304,716
Buildings	11.0	11.0	324,710	321,928
Land	N/A	N/A	26,003	26,003

Gross plant in service			4,054,047	4,028,892
Less: accumulated depreciation			2,685,528	2,637,434

Net plant in service			1,368,519	1,391,458
Construction in progress			57,908	68,001

Total			$1,426,427	$1,459,459

Effective July 2004, the Company performed its periodic review of plant useful lives estimates based on a comprehensive analysis of the useful lives underlying the depreciation rates. The review incorporates the impact of technology, future competition and assumptions employed in the industry relative to depreciation and retirement rates. The revision resulted in a decrease in depreciation expense by approximately $3.3 million for the year ended December 31, 2004 and approximately $1.6 million for the first quarter 2005. Accordingly, the Company revised the method to calculate composite useful lives to be consistent with the current depreciation study.

5.	Goodwill

Following is a breakdown of goodwill.

	CarryingValue
	March 31	December 31,
	2005	2004
	(In thousands)
Wireline (PRTC)	$102,731	$102,731
Dial-up Internet (Coqui.net)	24,196	24,196

Total	$126,927	$126,927

6.	Intangibles

	CarryingValue
	March 31	December 31,
	2005	2004
	(In thousands)
Indefinite Life:
Wireline concession	$85,120	$85,120
FCC Cellular licenses	23,855	23,855

Total Indefinite Life	$108,975	$108,975

	March 31, 2005			December 31, 2004
	(In thousands)
Definite Life:	Cost	Acc. Amort	Book Value	Cost	Acc. Amort	Book Value
Wireline trade name	$48,400	$11,766	$36,634	$48,400	$11,282	$37,118
Software licenses	95,005	45,612	49,393	91,759	41,032	50,727

Total Definite Life	$143,405	$57,378	$86,027	$140,159	$52,314	$87,845

Plus: Total Indefinite Life	—	—	108,975	—	—	108,975

Total	$143,405	$57,378	$195,002	$140,159	$52,314	$196,820

SFAS No. 142, “Goodwill and Other Intangible Assets”, no longer permits the amortization of goodwill and other indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or, under certain conditions, more frequently) for impairment in accordance with this statement. This impairment test is based on the fair value approach.

Intangible assets that do not have indefinite lives will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. For 2004, the Company has evaluated its assets using the fair value approach, for each reporting unit, to determine if there is an impairment exposure (transitional impairment test) and the impact it would have on the Company’s results of operations. The results of the evaluation did not reveal an impairment exposure.

The following table presents current and expected amortization expense of existing intangible assets as of March 31, 2005 and for each of the following years:

Aggregate Amortization expense:
For the three months ended March 31, 2005	$5,085

Expected amortization expense for the years ending December 31,:
2005	$12,123
2006	10,878
2007	8,749
2008	4,837
2009	4,837

7.	Other assets

Other assets consist of:

	2005	2004
	(In thousands)
Deferred activation and installation costs	$70,257	$72,775
Notes receivable-equipment sales	4,443	5,675
Deferred pension asset	23,747	23,747
Deferred financing costs, net	2,082	2,307
Other deferred costs	2,869	1,516
Interest rate swap	—	3
Investment in Verizon Information Services	952	88
Other assets	3,835	2,991

Total	$108,185	$109,102

8.	Pension Plan

The Company has noncontributory pension plans for full-time employees, which are tax qualified as they meet Employee Retirement Income Security Act of 1974 (the “ERISA”) requirements. The Company realizes tax deductions when contributions are made to the trusts. The trusts invest in equity and fixed income securities to meet benefit obligations.

The pension benefit is composed of two elements. First, an employee receives an annuity at retirement when they reach the rule of 85 (age plus years of service). The annuity is calculated by applying a percentage times years of service to the last three years of salary. The second element is a lump sum based on years of service, up to a maximum of nine months of salary for hourly employees and twelve months of salary for salaried employees.

There are separate trusts for the annuity and the lump sum benefits. Furthermore, annuity benefit trusts plans are segregated by the three employee groups: UIET union, HIETEL union, and management employees. The Company also provides health care and life insurance benefits to retirees.

The components of the net pension and other post-employment benefit expenses for the quarters ended March 31, 2005 and 2004 are presented below.

	Pension and Lump Sum Benefits		Post-Retirement Benefits
(In thousands)	2005	2004	2005	2004
Service cost	$5,714	$5,186	$1,556	$2,565
Interest cost	18,259	17,567	8,218	9,652
Expected return on plan assets	(18,135)	(14,910)	—	—
Amortization of unrecognized:
Transition obligation	90	90	551	551
Prior service cost (benefit)	783	1,179	(2,463)	(628)
Actuarial loss, net	5,562	3,518	4,579	4,421

Net amortization and deferral	12,273	12,630	12,441	16,561
Effect of early retirement program	—	939	—	696

Total	$12,273	$13,569	$12,441	$17,257

Cash Flows

The Company expects to contribute $128 million to the pension and lump sum plans, and $31 million for post-retirement benefits in year 2005. As of March 31, 2005, the Company has contributed $98 million to the pension plan and has sufficient liquid resources to fund the remainder of the contribution.

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

9.	Early Retirement and Voluntary Separation Provision

In January 2004, the Company recorded a provision of $1.6 million associated with 19 eligible management employees who accepted the early retirement program offered by the Company in December 2003.

In September 30, 2004, the Company offered a voluntary separation program, expiring on December 3, 2004, to eligible management employees, resulting in a provision of $1.2 million covering 24 employees who accepted the separation plan.

10.	Deferred ESOP Compensation

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

Also, during the year 2000 and 2001, subsequent to ESOP’s commencement, the ESOP entered into various loan agreements with the Company amounting to $4.9 million to finance the ESOP’s acquisition of Company stock from former employees.

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

Compensation expense is recorded based on the release of shares at market value, which is based on an independent appraisal performed annually. The ESOP released approximately 32,000 shares in 2004. This release resulted in compensation expense of $1 million for the year ended December 31, 2004 reflecting the market value of the shares. The release of shares, based upon the per share price established at the Acquisition, amounted to $1.5 million for December 31, 2004, which is reflected as a reduction of deferred ESOP compensation in equity.

11.	Other Current Liabilities

Other current liabilities consist of:

	March 31	December 31,
	2005	2004
	(In thousands)
Accounts payable	$11,852	$35,368
Accrued expenses	92,379	105,128
Employee benefit accruals	60,398	52,630
Carrier payables	12,771	14,825
Taxes	3,442	1,868
Interest	18,310	6,369

Total	$199,152	$216,187

12.	Debt

Debt consists of:

	March 31	December 31,
	2005	2004
	(In thousands)
Senior notes
Due May 15, 2006 at 6.65%	$399,973	$399,966
Due May 15, 2009 at 6.80%	299,915	299,910
Term credit facilities:
Due May 16, 2005 at 57 basis points over LIBOR	30,000	30,000
Due August 19, 2005 at 70 basis points over LIBOR	63,000	63,000

Deferred derivative	2,985	3,654
Interest rate swap	—	3
Capital leases	151	191

Total	796,024	796,724
Less short-term debt	93,131	93,168

Long-term debt	$702,893	$703,556

The senior notes, commercial paper, term credit facilities, working capital facility, and bank notes are unsecured and non- amortizing; where PRTC is the guarantor of these debt instruments. The senior notes indentures and credit facility agreements do not contain dividend restrictions.

The Company has a $400 million commercial paper program with maturities not to exceed 364 days, which is backed by one of our working capital facilities.

In March 2005, the Company’s existing $360 million bank note credit facility matured. On March 1, 2005 the Company entered into a new unsecured, $400 million 364-day revolving credit facility with a syndicate of banks and other lenders for whom Citibank, N.A. acts as administrative agent, Banco Bilbao Vizcaya Argentaria Puerto Rico and Bank of Nova Scotia act as co-syndication agents and Banco Popular de Puerto Rico and FirstBank Puerto Rico act as co-documentation agents. Amounts borrowed under this facility are guaranteed by PRTC, and bear interest at the applicable LIBOR rate plus a margin or at the base rate; which is the higher of the base rate publicly announced by the administrative agent from time to time or the Federal Funds rate plus 0.5%, plus a margin. The Company is also required to pay a quarterly facility fee on commitments under the facility and a quarterly utilization fee on borrowed amounts that exceed 50% of the commitments under the facility. Accrued interest on Eurodollar rate borrowings is payable based on elected intervals of one, two, three or six months or other interest period as the Company may select, subject to certain conditions. Accrued interest on base rate borrowings is payable quarterly. This facility matures on February 28, 2006, on which date the Company has the right to convert outstanding amounts into a term loan that mature on February 28, 2007. This facility contains negative covenants, including covenants which limit the Company’s ability to grant or permit liens on its or subsidiaries’ properties, merge or sell all or substantially all of its assets and permit its subsidiaries to incur debt. This facility also requires that the Company maintain certain financial ratios. Upon the occurrence of a default or an event of default, the lenders have various remedies or rights, which may include termination of the lenders’ obligations to make advances and declare all borrowed amounts and interest thereon immediately due and payable. The intended purpose of this facility is for working capital purposes and serves as backstop facility for the commercial paper program. At March 31, 2005, the Company had no outstanding debt balance under this facility.

The Company has a $40 million working capital credit facility with Banco Popular de Puerto Rico, an affiliate of Popular, Inc. that matured on June 2004. On June 2004, the Company renewed the undrawn $40 million working capital credit facility maturing on June 30, 2005. Amounts outstanding under this facility bear interest at a rate of 40 basis points over LIBOR. This facility also serves as additional backstop for the commercial paper program. At March 31, 2005, the Company had no outstanding debt balance under this facility.

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

On August 31, 2001, the Company entered into an interest rate swap contract with a notional amount of $150 million. In September 2002, the Company drew the value out of the hedge position without changing the fixed/floating funding mix of the original swap transaction. This transaction resulted in cash proceeds of $11 million, reflected in cash from operations as required by SFAS No. 104, and created a deferred derivative, which will be amortized until 2006. As of March 31, 2005, the unamortized balance of the deferred derivative is $3 million. The purpose of the swap is to hedge against changes in the fair market value of the Company’s senior notes to achieve a targeted mix of fixed and variable rate debt. The swap receives interest at a fixed rate of 6.65% and pays interest at a net variable rate equal to six month LIBOR plus 170 basis points, with semiannual settlements and reset dates every May 15 and November 15 until maturity of the May 15, 2006 senior notes. The swap was entered into “at market” and as a result, there was no exchange of premium at the initial date of the swap. The Company designates the swap as a hedge of the changes in fair market value of the senior notes due to changes in the designated benchmark interest rate. PRTC is the guarantor of the interest rate swap.

Aggregate maturities of the senior notes and term credit facilities are as follow:

Year		Amount
		(In thousands)
2005	Term credit facilities	$93,000
2006	Senior note	400,000
2009	Senior note	300,000

Total		$793,000

Currently, the Company is in compliance with all debt covenant agreements and with the financial ratios as specified in term facilities.

13.	Other Non-Current Liabilities

Other non-current liabilities consist of:

	March 31	December 31,
	2005	2004
	(In thousands)
Deferred activation and installation revenues	$70,257	$72,775
Deferred directory-publishing revenues	9,093	14,065
Customer deposits	27,383	26,521
Other liabilities	74,095	73,420

Total	$180,828	$186,781

14.	Shareholders’ Equity

Common Stock

Common stock consists of fifty million authorized shares, no par value, of which twenty five million shares were outstanding at March 31, 2005 and December 31, 2004.

Subscription Receivable

The subscription receivable reflects receipts from the PRTA originally recorded at its present value (at an 8% discount rate). As part of the Acquisition agreement, the PRTA agreed to contribute a total of $200 million in cash or stock as a capital contribution in equal installments of $40 million over five years beginning on March 2, 2000. The Company employed the $200 million capital contribution to partially fund it’s under funded pension and other post-employment benefit obligations, as agreed. The stock purchase agreement required the Company to contribute $66 million, which included the $40 million received from PRTA, to the pension plan immediately upon receipt of the proceeds each year. The Company received the fifth and final $40 million installment in March 2004 and made the required pension payment of $66 million. All installments were received in cash.

Accumulated Other Comprehensive Loss

The accumulated other comprehensive loss represents unrecognized losses, other than unrecognized prior service costs which are reflected as an other asset, associated with the hourly employee pension fund, since the accumulated benefit obligation exceeds the fair value of plan assets.

The accumulated other comprehensive loss amount as of December 31, 2004 has been adjusted in the amount of $65 million in order to reflect the after-tax amount in accordance with the provisions of SFAS No.130, “Reporting Comprehensive Income”.

Dividends

The Company’s shareholders’ agreement requires the payment of dividends equal to at least 50% of consolidated net income to be paid in the following quarter to the extent funds are legally available.

Dividends declared were made in the following periods:

2005		2004
(In thousands)		(In thousands)
4th Quarter	$—	4th Quarter	$—
3rd Quarter	—	3rd Quarter	49,567
2nd Quarter	—	2nd Quarter	12,386
1stQuarter	3,247	1st Quarter	—

Total	$3,247	Total	$61,953

The senior notes indentures and credit facility agreements do not contain dividend restrictions.

15.	Fair Value of Financial Instruments

The carrying amounts and fair values of the Company’s financial instruments are as follows:

	March 31,		December 31,
	2005		2004
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In thousands)
Assets:
Cash and cash equivalents	$21,233	$21,233	$63,346	$63,346
Accounts receivable	272,154	272,154	270,914	270,914
Liabilities:	—		—
Other current liabilities	$199,152	$199,152	$216,187	$216,187
Short-term debt	93,131	93,131	93,168	93,168
Long-term debt, including interest rate swap	$702,893	$736,525	$703,556	$739,470

16.	Segment Reporting

The Company has two reportable segments: Wireline and Wireless.

The Wireline segment consists of:

•	Local services, including basic voice, telephone and telecommunications equipment rentals, value-added services, high-speed private line services, Internet access and public phone service;

•	Access services to long distance carriers, competitive local exchange carriers, and cellular and paging operators to originate and terminate calls on our network;

•	Long distance services including direct dial on-island and off-island, operator assisted calls, and prepaid calling card services;

•	Directory publishing rights services; and

•	Telecommunication equipment sales and billing and collection services to competing long distance operators in Puerto Rico.

The Wireless segment consists of:

•	Cellular services; and

•	Wireless equipment sales.

The accounting policies of the segments are the same as those followed by the Company (see Note 2). The Company accounts for intersegment revenues at market prices.

Segment results for the Company are as follows:

	For the Three Months Ended March
	2005	2004
	(In thousands)
Wireline:
Revenues-
Local services	$152,428	$147,816
Access services	67,417	73,678
Long distance services	17,588	29,634
Directory services and other	14,488	16,579

Total revenues	$251,921	$267,707

Operating income	$46,614	$51,971

Wireless:
Revenues-
Cellular services	$56,657	$48,150
Long distance services	1,103	—
Equipment sales and other	8,803	4,112

Total revenues	$66,563	$52,262

Operating income (loss)	$9	$(1,613)

Consolidated:
Revenues for reportable segments	$318,484	$319,970
Elimination of intersegment revenues	(6,141)	(3,146)

Consolidated revenues	$312,343	$316,824

Operating income	$46,623	$50,358

	As of	As of
	March 31,	December 31,
Assets	2005	2004

Wireline assets	$2,439,498	$2,474,296

Wireless assets	433,659	357,290

Segment assets	$2,873,157	$2,831,586

Elimination of intersegment assets	(411,990)	(286,304)

Consolidated assets	$2,461,167	$2,545,282

17.	Condensed Consolidating Information

The following summarizes the unaudited condensed consolidating financial information as of March 31, 2005 and December 31, 2004 and for the quarters then ended presents the financial position, results of operations and cash flows of (i) the Company as if it had accounted for its subsidiaries using the equity method, (ii) the Guarantor Subsidiary (as defined below); and (iii) the Non-Guarantor Subsidiaries (as defined below) on a combined basis. The consolidation entries eliminate investments in subsidiaries and intercompany balances and transactions.

The Notes are guaranteed by PRTC (the “Guarantor Subsidiary”), a wholly-owned subsidiary of the Company, but not guaranteed by the Company’s other subsidiaries, Coqui.net, PRTLD and Datacom (the “Non-Guarantor Subsidiaries”). The guarantee by the Guarantor Subsidiary is full and unconditional.

Condensed Consolidating Balance Sheets
March 31, 2005
(In thousands)

		Guarantor	Non-Guarantor		Total
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$(565)	$21,798	$—	$21,233
Intercompany accounts receivable	354,691	156,586	55,971	(567,248)	—
Accounts receivable, net	—	271,823	331	—	272,154
Deferred income tax	718	28,422	33	—	29,173
Inventory and supplies, net	—	23,053	1	—	23,054
Prepaid expenses	—	32,257	426	—	32,683

Total current assets	355,409	511,576	78,560	(567,248)	378,297
PROPERTY, PLANT AND EQUIPMENT, net	—	1,417,281	9,146	—	1,426,427
GOODWILL AND OTHER INTANGIBLES, net	—	297,375	24,554	—	321,929
DEFERRED INCOME TAX	—	227,288	—	(959)	226,329
INVESTMENT IN SUBSIDIARIES	572,171	—	—	(572,171)	—
OTHER ASSETS	705,369	107,846	(1)	(705,029)	108,185

TOTAL ASSETS	$1,632,949	$2,561,366	$112,259	$(1,845,407)	$2,461,167

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$93,000	$93,131	$—	$(93,000)	$93,131
Intercompany accounts payable	73,101	370,364	36,740	(480,205)	—
Other current liabilities	21,768	164,843	12,874	(333)	199,152

Total current liabilities	187,869	628,338	49,614	(573,538)	292,283
LONG-TERM DEBT, excluding current portion	702,874	699,906	—	(699,887)	702,893
OTHER NON-CURRENT LIABILITIES	—	706,735	1,193	186	708,114

Total liabilities	890,743	2,034,979	50,807	(1,273,239)	1,703,290

MINORITY INTEREST	—	—	—	15,671	15,671

SHAREHOLDERS’ EQUITY:
Common stock, Additional paid in capital and Treasury stock	704,386	485,590	41,143	(526,733)	704,386
Deferred ESOP compensation	(25,172)	—	—	—	(25,172)
Retained earnings	229,697	207,502	20,309	(227,811)	229,697
Accumulated other comprehensive loss	(166,705)	(166,705)	—	166,705	(166,705)

Total shareholders’ equity	742,206	526,387	61,452	(587,839)	742,206

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,632,949	$2,561,366	$112,259	$(1,845,407)	$2,461,167

Condensed Consolidating Balance Sheets
December 31, 2004
(In thousands)

		Guarantor	Non-Guarantor		Total
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$(149)	$44,658	$18,837	$—	$63,346
Intercompany accounts receivable	342,749	86,340	47,423	(476,512)	—
Accounts receivable, net	—	270,807	107	—	270,914
Deferred income tax	718	27,303	33	—	28,054
Inventory and supplies, net	—	28,157	1	—	28,158
Prepaid expenses	—	25,228	1,388	—	26,616

Total current assets	343,318	482,493	67,789	(476,512)	417,088
PROPERTY, PLANT AND EQUIPMENT, net	—	1,449,809	9,650	—	1,459,459
GOODWILL AND OTHER INTANGIBLES, net	—	299,164	24,583	—	323,747
DEFERRED INCOME TAX	—	236,755	—	(869)	235,886
INVESTMENT IN SUBSIDIARIES	550,178	—	—	(550,178)	—
OTHER ASSETS	706,035	108,986	—	(705,919)	109,102

TOTAL ASSETS	$1,599,531	$2,577,207	$102,022	$(1,733,478)	$2,545,282

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$93,000	$93,168	$—	$(93,000)	$93,168
Intercompany accounts payable	73,337	280,295	36,298	(389,930)	—
Other current liabilities	6,195	202,878	7,218	(105)	216,187

Total current liabilities	172,532	576,342	43,516	(483,035)	309,355
LONG-TERM DEBT, excluding current portion	703,534	699,895	—	(699,874)	703,555
OTHER NON-CURRENT LIABILITIES	—	793,177	1,103	(384)	793,896

Total liabilities	876,066	2,069,414	44,619	(1,183,293)	1,806,806

MINORITY INTEREST	—	—	—	15,010	15,010

SHAREHOLDERS’ EQUITY:
Common stock, Additional paid in capital and Treasury stock	704,386	485,590	41,143	(526,733)	704,386
Deferred ESOP compensation	(25,172)	—	—	—	(25,172)
Retained earnings	210,956	188,905	16,260	(205,165)	210,956
Accumulated other comprehensive loss, net of taxes	(166,705)	(166,703)	—	166,703	(166,705)

Total shareholders’ equity	723,465	507,793	57,403	(565,195)	723,466

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,599,531	$2,577,207	$102,022	$(1,733,478)	$2,545,282

Condensed Consolidating Statements of Operations
For the three months ended March 31, 2005

(In thousands)

		Guarantor	Non-Guarantor		Total
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
REVENUES:
Local services	$—	$143,949	$7,857	$(2,557)	$149,249
Access services	—	67,120	—	(1,338)	65,782
Long distance services	—	8,122	10,617	(365)	18,374
Cellular services	—	55,750	—	—	55,750
Directory and other services and sales	—	25,184	365	(2,361)	23,188

Total revenues	—	300,125	18,839	(6,621)	312,343

OPERATING COSTS AND EXPENSES:
Labor and benefits	—	92,197	916	(365)	92,747
Other operating expenses	—	106,367	11,014	(6,256)	111,124
Depreciation and amortization	—	61,282	566	—	61,849

Total operating costs and expenses	—	259,846	12,496	(6,621)	265,720

OPERATING INCOME	—	40,279	6,343	—	46,623

OTHER INCOME (EXPENSE), NET	21,988	(10,395)	176	(22,654)	(10,886)

INCOME BEFORE INCOME TAX EXPENSE	21,988	29,884	6,519	(22,654)	35,737

INCOME TAX EXPENSE	—	1,128	2,470	—	13,749

NET INCOME	$21,988	$28,756	$4,049	$(22,654)	$21,988

Condensed Consolidating Statements of Operations
For the three months ended March 31, 2004
(In thousands)

		Guarantor	Non-Guarantor		Total
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
REVENUES:
Local services	$—	$140,204	$8,232	$(3,147)	$145,289
Access services	—	75,316	—	(2,013)	73,303
Long distance services	—	18,039	11,496	(19)	29,516
Cellular services	—	47,837	—	—	47,837
Directory and other services and sales	—	23,013	—	(2,134)	20,879

Total revenues	—	304,409	19,728	(7,313)	316,824

OPERATING COSTS AND EXPENSES:
Labor and benefits	—	98,659	836	—	99,495
Other operating expenses	—	94,656	13,515	(7,313)	100,858
Early retirement provision	—	1,635	—	—	1,635
Depreciation and amortization	—	63,911	567	—	64,478

Total operating costs and expenses	—	258,861	14,918	(7,313)	266,466

OPERATING INCOME	—	45,548	4,810	—	50,358

OTHER INCOME (EXPENSE), NET	23,948	(9,753)	62	(24,508)	(10,251)

INCOME BEFORE INCOME TAX EXPENSE	23,948	35,795	4,872	(24,508)	40,107

INCOME TAX EXPENSE (BENEFIT)	(824)	14,333	1,826	—	15,335

NET INCOME	$24,772	$21,462	$3,046	$(24,508)	$24,772

Condensed Consolidating Statements of Cash Flows
For the three months Ended March 31, 2005
(In thousands)

		Guarantor	Non-Guarantor	Total
	Parent	Subsidiary	Subsidiaries	Consolidated

CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:	$—	$(18,106)	$2,993	$(15,113)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, including removal costs	—	(26,967)	(33)	(27,000)

Net cash used in investing activities	—	(26,967)	(33)	(27,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings/(repayment) intercompany loans	149	(149)	—	—

Net cash provided by (used in) financing activities	149	(149)	—	—

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	149	(45,222)	2,960	(42,113)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	(149)	44,657	18,838	63,346

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$(565)	$21,798	$21,233

Condensed Consolidating Statements of Cash Flows
For the three months ended March 31, 2004
(In thousands)

		Guarantor	Non-Guarantor	Total
	Parent	Subsidiary	Subsidiaries	Consolidated

CASH PROVIDED BY (USED IN) OPERATING:	$(672)	$29,186	$1,883	$30,397

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, including removal costs	—	(19,614)	(9)	(19,623)
Net salvage on retirements	—	65	(1)	64

Net cash used in investing activities	—	(19,549)	(10)	(19,559)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contribution	40,000	—	—	40,000
Net repayments of short-term debt, including capital leases	(29,490)	(54)	—	(29,544)
Borrowings/(repayment) intercompany loans	(9,829)	9,829	—	—

Net cash provided in financing activities	681	9,775	—	10,456

NET INCREASE IN CASH AND CASH EQUIVALENTS	9	19,412	1,873	21,294
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	12,438	9,294	21,732

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$9	$31,850	$11,167	$43,026

18.	Contingencies and Regulatory and Other Matters

The Company is a defendant in various legal matters arising in the ordinary course of business. Management, after consultation with legal counsel, believes at this time that the resolution of these matters will not have a material adverse effect on the Company’s financial condition and results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Regulatory and Other Matters” for more information regarding legal and regulatory matters.

In connection with the privatization of the Company, PRTA agreed to indemnify, defend and hold the Company harmless from specified litigation in excess of $50 million in the aggregate, including one environmental matter.

The Company is regulated by the United States Federal Communications Commission (the “FCC”) for inter-state wireline services and by the Telecommunications Regulatory Board of Puerto Rico (“TRB”) for intra-island wireline services.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     We are the largest telecommunications service provider in Puerto Rico and the seventh largest local exchange carrier in the United States as measured by access lines in service. We have two reportable segments: Wireline and Wireless. Wireline service, which has been provided since 1914, is marketed under the PRT brand. At March 31, 2005, we had approximately 1.2 million access lines in service, including 881,000 residential and 280,000 business lines. We market our cellular service under the Verizon Wireless brand. The Company’s off-island long distance service is provided by PRTLD and its dial-up Internet access service is provided by Coqui.net. Directory publishing revenues are generated by VISI.

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

     Our results of operations, financial position and sources and uses of cash in the current and future periods reflect the management’s focus on the following four key areas:

•	Revenue Growth — Our emphasis is on revenue transformation, devoting more resources from traditional services, where we have been experiencing access line losses, to higher growth markets such as wireless and local data services, including digital subscriber lines (DSL), as well as expanded services to enterprise markets. In the three months ended March 31, 2005, revenues from the growth of wireless areas, in particular post-paid cellular services and sale of wireless equipment increased by 28% compared to the same period in 2004. The local data services increased by 7% compared to the same period in 2004. The wireless and local data services represented 31% of the total revenues, up from 26% of total revenues for the three months ended March 31, 2004. The revenue growth is reflected by the addition of approximately 74,000 post-paid wireless customers, approximately 24,000 DSL customers and approximately 7,000 internet dial-up lines compared to the same period in 2004.

•	Operational Efficiency — While focusing resources on growth markets, we are continually challenging our management team to lower expenses, particularly through technology-assisted productivity improvements. The effect of these and other efforts, such as labor agreements and early retirement and voluntary separation plans, has significantly changed the Company’s cost structure. The Company has significantly lower workforce levels, compared to the same period in 2004, which will provide ongoing expense benefits. At March 31, 2004, the Company had approximately 5,220 employees compared to 5,034 at March 31, 2005. Labor and benefits expenses declined by approximately $6 million for the three months ended March 31, 2005 compared to the same period in 2004, largely as a result of year 2004’s early retirement and voluntary separation plans.

•	Capital Allocation — Capital spending has been, and will continue to be directed toward growth markets. Also, capital spending is focused on High-speed wireless data or Evolution Data Optimized (EV-DO). Replacement of the TDMA network, as well as voice over the Internet (VoIP) and expanded services offered to enterprise markets are examples of areas of capital spending in support of theses growth markets.

•	Cash Flow Generation — The financial statements reflect the emphasis of management on using cash provided by our operating and investing activities to strategically reduce debt and to fund our pension plans.

     Supporting these key focus areas are continuing initiatives to more effectively package and add value to our products and services. In 2004, we introduced VoIP service that allows customers with DSL or cable-modem broadband service to make telephone calls and utilize advanced service features through an Internet connection rather than through the traditional telephone network. Innovative product bundles include local wireline services, long distance, wireless and DSL for consumer and general business retail customers. The Company’s marketing and operational efficiency efforts will enable the management to counter the effects of competition and technology migration to alternative network platforms, such as wireless and VoIP. During 2004, in response to the evolving competitive landscape and customer preferences the Company reduced the number of local calling areas from 68 to 10 calling zones. During 2005, we expect to consolidate the remaining 10 calling zones and implement a single calling area within Puerto Rico.

PUBLIC TELEPHONES OPERATIONS

     In December 2004, the Company entered into an agreement to sell the public telephone assets, subject to certain terms and conditions, to a local public telephone service provider. The transaction has received regulatory approval and the transfer of assets is currently being performed. The disposition of the public telephone assets will enable management to focus on higher growth areas, such as wireless and broadband.

CONSOLIDATED RESULTS OF OPERATIONS

In this section, we discuss our overall results of operations and highlight special and non-recurring items, while in the following section; we review the performance of our two segments.

CONSOLIDATED REVENUES

	For the Three Months Ended March 31,
	2005	2004	% Change
	(In millions)
Local	$149	$145	3%
Network Access	66	73	(10)
Long Distance	18	30	(40)
Cellular	56	48	17
Directory and Other	23	21	10

Consolidated revenues	$312	$317	(2)%

     Consolidated revenues for the three months ended March 31, 2005 decreased $5 million, or 2%, to $312 million from $317 million for the same period in 2004. The decrease was primarily the result of lower revenues from intra-island long distance revenues, partially offset by higher postpaid cellular revenues.

     Long distance revenues for the three months ended March 31, 2005 decreased $12 million, or 40%, to $18 million compared to $30 million for the same period in 2004. This decrease was mainly the result of the impact of the reduction of the local calling areas. See “Regulatory and Other Matters — Intra-Island Long Distance Access Rate Dispute”.

     Cellular revenues for the three months ended March 31, 2005 increased $8 million, or 17%, to $56 million from $48 million for the same period in 2004. This increase was mainly the result of an increase in the number of cellular postpaid customers due to attractive price plans and the implementation of marketing strategies to align the Company’s product and service offerings with those of Verizon Wireless in the United States.

CONSOLIDATED OPERATING EXPENSES

	For the Three Months Ended March 31,
	2005	2004	%Change
	(In millions)
Labor and benefits	$93	$99	(6)%
Other operating expenses	111	101	10

Total consolidated operating expenses	$204	$200	2%

     Consolidated operating expenses for the three months ended March 31, 2005 increased $4 million, or 2%, to $204 million from $200 million for the same period in 2004.

     Labor and benefit expenses for the three months ended March 31, 2005 decreased $6 million, or 6%, to $93 million from $99 million for the same period in 2004. This decrease was mainly due to lower pension and OPEBs expenses mainly associated with the impact of the federal subsidy under Medicare Drug Act of 2003 and the early retirement program offered during 2004. See note 8 and 9 to the unaudited consolidated financial statements.

     Other operating expenses for the three months ended March 31, 2005 increased $10 million, or 10%, to $111 million from $101 million for the same period in 2004, primarily due to the increase in cost of equipment sold due to aggressive wireless offerings.

OTHER CONSOLIDATED RESULTS

	For the Three Months Ended March 31,
	2005	2004	%Change
	(In millions)
Retirement and voluntary separation provision	$—	$2	—%
Depreciation and amortization	62	64	(3)
Interest expense and others	11	11	—
Equity income in joint venture	(1)	(1)	—
Minority interest in consolidated subsidiary	1	1	—
Income tax (benefit) expense	14	15	(7)

Total Other Consolidated Results	$86	$92	(7)%

Retirement and voluntary separation provisions

     In January 2004, 19 eligible management employees accepted the early retirement program offered by the Company in December 2003, which resulted in a provision of $1.6 million.

Depreciation and amortization expense

     Depreciation and amortization expense of $62 million for the three months ended March 31, 2005 was $2 million, or 3%, lower than for the comparable 2004 period due to the impact of the periodic review of the plant useful lives estimates effective in July 2004.

Interest expense, net

     Interest expense of $11 million for the three months ended March 31, 2005 remained constant in comparison with the same period of 2004, as approximately 90% of our debt balance carries a fixed interest rate.

Equity income from joint venture

     The $1 million equity income from joint venture for the three months ended March 31, 2005 and 2004, respectively, were generated from our 24% interest in VISI, the largest yellow page publishing company in Puerto Rico.

Minority interest in consolidated subsidiary

     The $1 million minority interest included in the Company’s results of operations for the three months ended March 31, 2005 and 2004, respectively, reflects the 33% interest in Coqui.net, held by Popular, Inc., one of our shareholders.

Income taxes

     The effective income tax rate is the provision for income taxes as a percentage of income before tax from continuing operations. A $13.7 million tax provision for the three months ended March 31, 2005 reflects a 37.8% effective tax rate. The difference in the tax provision of $1.6 million between the effective and the statutory tax rate of 39%, primarily represents permanent differences related to recognition of equity income from the joint venture and amortization of tax deductible goodwill.

SEGMENT RESULTS OF OPERATIONS

     The Company has two reportable segments, Wireline and Wireless. See Note 16 to the unaudited condensed consolidated financial statements for additional information on the Company’s segments. Reclassifications of prior period’s data have been made to conform to the current period’s presentation.

  The Wireline segment consists of:

•	Local services, including basic voice, telephone and telecommunications equipment rentals, value-added services, high-speed data services, Internet access and public phone service;

•	Long distance services including direct dial on-island and off-island, operator assisted calls, and prepaid calling card;

•	Access services to long distance carriers, competitive local exchange carriers, and wireless operators for originating and terminating calls on the Company’s network;

•	Directory publishing rights services; and

•	Telecommunication equipment sales and billing and collection services to competing long distance operators in Puerto Rico.

  The Wireless segment consists of:

•	Postpaid and Prepaid services; and

•	Wireless equipment sales.

WIRELINE REVENUES

	For the Three Months Ended March 31,
	2005	2004	% Change
	(In millions)
Local	$152	$148	3%
Network Access	67	74	(9)
Long Distance	18	30	(40)
Directory and Other	14	17	(18)

Total Wireline	$252	$268	(6)%

     OPERATING DATA

	For the Three Months Ended March 31,
	2005	2004	% Change
Access Lines in Service (000’s):
Residential	881	926	(5)%
Business	280	288	(3)%

Total	1,161	1,214	(4)%

          Wireline revenues include local service, network access, long distance, directory and other revenues. For the three months ended March 31, 2005, wireline revenues decreased $16 million, or 6%, to $252 million from $268 million for the same period in 2004. The revenue decrease is primarily attributed to lower intra island long distance revenues as the number of calling areas were reduced from 68 to 10.

Local Services

          Local service revenues include revenues from basic voice, telephone and telecommunications equipment rental, value-added services, high-speed data services, Internet access, and public phone service. Local service revenues for the three months ended March 31, 2005 increased $4 million, or 3%, to $152 million from $148 million for the comparable 2004 period. The increase is due to increased revenues from local data services of $3 million and from local voice services of $1 million. The increase in revenues from local data services was primarily driven by an increase in the number of customers requesting private services, such as T-1, and special services, such as DSL, which resulted in a $3 million increase in both private services revenues and DSL revenue. The increase in local voice services revenues was mainly driven by higher directory assistance revenue of $1 million due to increase in directory assistance rates from $.50 to $.75 effective in November 2004.

Network Access

          Network access revenues include revenues from services provided to long distance carriers, competitive local exchange carriers, and cellular and paging operators to originate and terminate calls on our network. These revenues for the three months ended March 31, 2005 decreased $7 million, or 9%, to $67 million compared to $74 million for the same 2004 period. The decrease was driven by a decrease in intra-island access revenues of $4 million due to the implementation of the phase rate reduction as agrred with the TRB in the February 2002 Order, later defined and included in the integrated plan, and a decrease in off-island switching and special access revenue of $3 million due to decrease in average rates. See “Regulatory and Other Matters – Intra-Island Long Distance Access Rate Dispute”.

Long Distance

          Long distance revenues include direct dial on-island and off-island, operator-assisted calls and prepaid calling cards revenues. Long distance revenues for the three months ended March 31, 2005 decreased $12 million, or 40%, to $18 million from $30 million for the comparable 2004 period due to a decrease in intra-island long distance revenues as a result of the reduction in local calling areas, from 68 to 10, and the resulting lower intra-island call volumes.

Directory and Other

          Directory and other revenues include revenues from directory publishing rights, telecommunication equipment sales and billing and collection services provided to competing long distance operators in Puerto Rico. Directory and other revenues for the three months ended March 31, 2005 decreased $3 million, or 18%, to $14 million from $17 million for the same period in 2004 due to a decrease in billing and collections revenues of $1 million and a decrease in wireline equipment sales of $1 million.

WIRELINE EXPENSES AND CHARGES

	For the Three Months Ended March 31,
	2005	2004	%Change
	(In millions)
Labor and benefits	$85	$93	(7)%
Other operating expenses	69	71	(3)

Total Wireline	$154	$162	(5)%

          Wireline expenses for the three months ended March 31, 2005 decreased $11 million, or 5%, to $154 million from $162 million for the same period in 2004, as employee separation programs have reduced the expense associated with labor and benefits.

Labor and benefits

          Labor and benefit expenses for the three months ended March 31, 2005 decreased $6 million, or 7%, to $85 million from $91 million for the same period in 2004, due to a decrease in pension and OPEB expenses of $5 million and a headcount reduction which resulted in a decrease in salary expenses of $1 million.

Other operating expenses

          Other operating expenses for the three months ended March 31, 2005 decreased $2 million, or 3%, to $69 million from $71 million for the same period in 2004, mainly due to a decrease in management fees of $4 million, due to the expiration in March 2004 of the five-year Management and Technology License Agreement with Verizon. The new Services Agreement, signed in April 2004, provides for the provision of such services as the Company may request and continues with the technology license previously granted. This expense decrease was partially offset in part by an increase in advertising and vehicle expenses of $2 million, mainly as a result of the effort to increase the high speed data services and private services.

WIRELESS REVENUES

	For the Three Months Ended March 31,
	2005	2004	% Change
	(In millions)
Postpaid Cellular	$51	$43	19%
Prepaid Cellular	4	5	(20)

Total Cellular	55	48	15
Long Distance	—	—	—
Wireless Equipment	9	4	125

Total Wireless	$64	$52	23

OPERATING DATA

	For the Three Months Ended March 31,
	2005	2004	% Change
Cellular Customers (000’s):
Postpaid	314	240	31%
Prepaid	101	107	(6)

Total	415	347	20

Postpaid Cellular Average Revenue Per Unit (ARPU)	$55	$55	—%
Prepaid Cellular ARPU	14	16	(13)
Combined Cellular ARPU	45	43	5%

          Revenues from cellular services and related equipment sales for the three months ended March 31, 2005 increased $13 million, or 25%, to $65 million from $52 million for the comparable 2004 period, driven by strong postpaid cellular subscriber growth.

Cellular Services

          Cellular service revenues for the three months ended March 31, 2005 increased $7 million, or 15%, to $55 million from $48 million for the same period in 2004. This increase was primarily the result of an increase of 74,000 postpaid cellular customers for the three months ended March 31, 2005 compared to the same period in 2004 due to attractive price plans and the implementation of marketing strategies to align the Company’s product and service offerings with those of Verizon Wireless in the United States.

Long Distance

          On April 2004, PRTC and PRTLD entered into a reseller agreement of wireless long distance revenues generated by cellular customers, resulting in a revenue increase of $1 million during three months ended March 31, 2005.

Wireless Equipment

     Revenues from wireless equipment sales increased $5 million, or 125%, to $9 million for the three months ended March 31, 2005, from $4 million for the comparable 2004 period. These increases are the result of postpaid contract renewals and the strong customer acquisitions.

WIRELESS EXPENSES AND CHARGES

	For the Three Months Ended March 31,
	2005	2004	%Change
	(In millions)
Labor and benefits	$8	$8	—%
Other operating expenses	48	33	45

Total Wireless	$57	$41	39%

          Wireless expenses for the three months ended March 31, 2005 increased $16 million, or 39%, to $57 million from $41 million for the same period in 2004.

Labor and benefits

          Labor and benefit expenses for the three months ended March 31, 2005 and 2004 were constant at $8 million.

Other operating expenses

          Other operating expenses for the three months ended March 31, 2005 increased $15 million, or 45%, to $48 million from $33 million for the comparable 2004 period. The increase was due to a higher subsidy on equipment sales of $8 million, higher wireless commission expense of $2 million, higher wireless interconnection charges of $1 million, higher cellular roaming expense of $1 million, and higher regulatory fees, bad debt expense and inventory obsolescence of $3 million.

LIQUIDITY AND CAPITAL RESOURCES

CONSOLIDATED FINANCIAL CONDITION

	Years Ended December 31,
	2005	2004	Change
	(in millions)
Cash flows from (used in):
Operations	($15)	$30	($45)
Investing	(27)	(20)	(7)
Financing	0	10	(10)

OVERALL LIQUIDITY ASSESSMENT

          The Company believes that cash from operations is sufficient to meet working capital needs. Current assets exceeded current liabilities at March 31, 2005 by $86 million. We believe our sources of funds, from operations and from readily available external financing arrangements, are sufficient to meet ongoing operating, financing and investing requirements. We expect that presently foreseeable capital requirements will continue to be financed through internally generated funds.

          On March 1, 2005, the Company entered into a new unsecured, undrawn $400 million 364-day revolving credit facility, which matures in February 28, 2006 and replaced the prior undrawn facility which matured on March 2, 2005. The Company also has an undrawn $40 million working capital credit facility, which matures on June 29, 2005 and replaced the prior facility which matured in June 2004. See Note 13 to the unaudited condensed consolidated financial statements for more detailed information.

OPERATIONS

          Cash from operations continued to be our primary source of funds. The $45 million decrease for the three months ended March 31, 2005 compared to same period in 2004 was primarily due to higher pension contributions of $33 million, which are part of management’s strategy to fully fund the pension plans by 2007, and increased purchases of wireless handset inventory of $8 million.

INVESTING

          Net cash used in investing activities for the three months ended March 31, 2005 was $27 million compared to $20 million for the same period in 2004. The $7 million increase in net cash used in investing activities was due to an increase in capital expenditures on transmission equipment, cable equipment and wireless network, as a result of the growth markets and the Company’s emphasis on revenue transformation.

          We have invested approximately $1.3 billion from the date of the Acquisition through March 31, 2005 to expand and enhance our networks. Our planned capital expenditures for 2005 are approximately $155 million, which we expect to finance with internally generated funds.

FINANCING

          We reduced outstanding debt, including capital leases by $1 million for the quarter ended March 31, 2005, and $28 million for the quarter ended March 31, 2004. Borrowings under term credit facilities, working capital facilities and commercial paper decreased from $93 million at December 31, 2003 to $63 million at March 31, 2004. During the first quarter ended March 31, 2004, the Company paid $30 million of commercial paper reducing the balance at March 31, 2004 to zero.

          In connection with the Acquisition, PRTA agreed to contribute cash or stock worth a total of $200 million as a capital contribution in five equal $40 million installments over five years beginning on March 2, 2000 to partially fund its under funded pension and other post-employment benefit obligations. In March 2004, the Company received the fifth and final $40 million installment in cash from PRTA. See Note 14 to the unaudited condensed consolidated financial statements for more information.

          The shareholders’ agreement requires the payment of dividends equal to at least 50% of consolidated net income, payable quarterly to the extent funds are legally available. For the first quarter ended March 31, 2005 and 2004, the Company did not pay a dividend. The senior note indentures and credit facility agreements do not contain restrictions on the payment of dividends.

OFF-BALANCE SHEET ARRANGEMENTS

          The Company currently does not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

REGULATORY AND OTHER MATTERS

REGULATORY AND COMPETITIVE TRENDS

          Regulatory activity at the federal and local levels has been primarily directed at meeting challenges in reinstating support for local exchange rates and Universal Service while effecting the rate rebalancing and restructuring required by an increasingly competitive environment. Among the issues generating regulatory activity are the expansion of local calling areas, local number portability requirements, interconnection agreements, the FCC’s triennial review and the elimination of reverse toll billing.

          We have continued to meet the wholesale requirements of new competitors and have signed agreements with wireless and wireline carriers. These agreements permit carriers to purchase unbundled network elements, resell retail services, and interconnect their networks with ours.

INTRA-ISLAND LONG DISTANCE ACCESS RATE DISPUTE

          On February 28, 2002, the TRB issued a Resolution and Order (the “February 2002 Order”) with respect to the reconsideration requested by the Company of the TRB’s October 10, 2001 order to reduce the access rates the Company charges to long distance carriers to originate and terminate intra-island long distance calls on the Company’s network and required other obligations from the Company

          On April 2005, the Company implemented the final reduction in access charges to 2.1 cents per minute.

          The last one time credit for single line residential customers equal to their basic monthly service rate for May 2005 is in process.

CARRIER ACCESS BILLING

          During the first and second quarters of 2003, certain carriers made a series of billing claims against the Company regarding tariff interpretation, traffic routing at the network level and misclassification of access traffic for determination of applicable access elements.

          The Company entered into negotiations with the major carriers and settled the billing claims and phased-rate reductions required by the February 2002 Order. These settlements do not have a material effect on the Company’s results of operations.

EXTENDED AREA SERVICE (EAS) LOCAL CALLING ZONE DISPUTE/SINGLE ZONE FILING

          As of October 4, 2004, PRTC had completed all phases of its EAS implementation program reducing the calling areas from 68 to 10.

          However, on October 21, 2004, AT&T and Sprint, made a joint filing before the TRB requesting the initiation of a rulemaking proceeding for PRT’s new local calling zones. This request for rulemaking aims to obstruct any future local zone reductions by PRTC. On December 1, 2004, PRT submitted its opposition to the petition.

          On March 15, 2005, PRT participated in a hearing scheduled by the TRB regarding the EAS rulemaking petition filed by AT&T and Sprint. In this hearing the TRB agreed that the EAS rulemaking procedure is not the adequate mechanism to entertain the rate restructuring proposed by PRT. In this hearing the TRB decided to start a separate USF procedure to evaluate the impact of the rate restructuring proposed by PRT. PRT, however, notified the TRB that it will continue with its proposed rate restructuring schedule for April 2005.

          On April 6, 2005, PRT filed before the TRB its single zone plan (One Zone Tariffs), with an effective date of July 1, 2005. Implementation of the One Zone Tariffs will eliminate the extended calling area charge of $2.25.

          Following the filing of the One Zone Tariffs, the TRB announced the commencement of a new proceeding for the adoption and development of a high cost telephone fund for Puerto Rico in compliance with the P.R. Universal Service Rules. A pleading cycle for comments was established as follows: comments due date April 22; reply comments due May 2; and an oral argumentative hearing for May 10, 2005, respectively. Comment where filed on time. The vast majority of the participants agreed that a high cost telephone fund is not needed in PR and supported the implementation of the Single Zone proposed by the Company.

CENTENNIAL 25% DISCOUNT IN SPECIAL ACCESS FACILITIES

          On April 8, 2005 the TRB decided a complaint in favor of our competitor, granting Centennial the right to a 25% wholesale discount on certain high capacity loops.

          The Company understands that the TRB erred in applying the Telecom Act of 1996, Section 251(c) (4) wholesale discount for retail services and that the TRB decision is inconsistent with the FCC rulings because special access services are not retail services.

PUBLIC TELEPHONE SERVICE PROVIDER – ANTI COMPETITIVE ACTIONS

          On August 16, 2002, PSA, the parent company of Phoenix of Puerto Rico, filed a lawsuit against PRTC in the United States Bankruptcy Court for the District of Delaware, claiming anti competitive acts. The claims have since been transferred to the United States District Court of Delaware. The disputes between the two parties include an administrative claim by PRTC against PSA, and a claim of over $9 million, PSA against PRTC. The United States District Court of Delaware granted a PRTC motion to change venue to Puerto Rico and the motion to dismiss is currently pending before the United States District Court of Puerto Rico. On September 24, 2004, the Court issued an Opinion and Order granting PRTC’s motion to dismiss.

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

          In November 2003, the FCC directed SLD to audit the PRDOE’s compliance with the E-Rate program rules as well as billings for the Reeducate Program for years one through three of the program before the funds would be released. The audit of the PRDOE began on May 15, 2004. The auditor has contacted PRTC and PRTC is cooperating with the audit. There is no scheduled timetable for the completion of the audit process. Upon completion of that audit, SLD will determine if there is a need to recover any, or all, of the funds that were distributed during those years to the PRDOE and its vendors, including PRTC.

          On June 17, 2004, the United States House Energy and Commerce Committee Subcommittee on Oversight and Investigations held a hearing entitled “Problems with the E-Rate Program: Waste, Fraud, and Abuse Concerns in the Wiring of Our Nation’s School’s to the Internet”. Representatives from PRTC, as well as representatives from the PRDOE testified at the hearing. This hearing was one of a series of ongoing hearings focused on the E-Rate program nationwide.

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

          USAC has indicated that they are close to finalizing the audit report for Years 4 and 5. There is a possibility that there would be some funding issued this summer for these years. However, the amount of funding to be released is unclear.

          They also indicated that the audit report for Years 1 to 3 would be finalized in the summer. The audit is being conducted pursuant to an “agreed upon procedures” audit process, where KPMG only makes specific findings but no conclusions or recommendations. These findings will be delivered to the FCC, who will make a determination how to proceed. KPMG has been somewhat concerned about the lack of data of the level of service provided to the PRDOE during those years. PRTC has responded indicating KPMG that no further monitoring of the level of services was required either as a matter of industry practice, customer requirements, or E-Rate rules.

TOUCHTONE CHARGES

          On November 17, 2003, six residential subscribers and eight business service subscribers filed a class action suit with the Superior Court of Puerto Rico (the “Superior Court”) under the Puerto Rico Telecommunications Act of 1996 (“Act”) and the Puerto Rico Class Action Act of 1971. The plaintiffs have claimed that the Company’s charges for touchtone service are not based on cost, and therefore violate the Act. The plaintiffs have requested that the Superior Court (i) issue an order certifying the case as a class action, (ii) designate the plaintiffs as representative of the class, (iii) find that the charges are illegal, and (iv) order the Company to reimburse every subscriber for excess payments made since September 1996. On December 30, 2003, PRTC filed its answer to the complaint and requested dismissal on the grounds that the claim is not a legitimate class action suit. On February 17, 2004, the plaintiffs filed their first set of interrogatories and request for admissions to initiate discovery.

          A status conference was held on April 30, 2004 and the Superior Court ruled that at this stage of the proceedings the discovery process would be addressed, but not limited to the determination of the class.

          On June 28, 2004, a second hearing was held. During this hearing PRTC was ordered to submit responses to the plaintiffs’ request for admissions and to their first and second sets of interrogatories. PRTC submitted its responses to the plaintiffs’ request for admissions and to their first and second sets of interrogatories on July 6 and July 16, 2004, respectively. However, these responses were limited to the issue of class certifications, and the interrogatories and requests for admissions relating to the merits of the case were objected to and a protective order was requested. The Superior Court denied PRTC’s requests and ordered full responses. On July 16, 2004, PRTC filed a writ of certiorari with the Puerto Rico Court of Appeals seeking reversal of the Superior Court’s order allowing discovery concerning the merits of the case before the class certification issue is resolved. On October 13, 2004, plaintiffs filed a motion opposing PRTC’s writ of certiorari.

          On October 8, 2004, plaintiffs filed with the Superior Court a motion requesting the dismissal and substitution of one of the plaintiffs.

          The PR Court of Appeals denied PRTC’s writ of certiorari requesting the reversal of a Superior Court order allowing unlimited discovery. PRTC had intended to limit discovery to the class certification issue.

          On November 15, 2004, the Superior Court held an evidentiary hearing in order to determine if this case will be certified as a class action. At the hearing, the Judge ordered PRTC to comply with the plaintiffs’ merits discovery requests and PRTC has now done so. On May 9, 2005, the Court issued a Resolution and Order certifying the class. PRTC intends to appeal such Resolution and Order before the Circuit Court of Appeals.

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

          Although the Company believes the expectations reflected in its forward-looking statements are reasonable, the Company cannot guarantee its future performance or results of operations. All forward-looking statements in this filing are based on information available to the Company on the date of this filing; however, the Company is not obligated to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The risks described above and elsewhere in this report, including in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” should be considered when reading any forward-looking statements in this filing. Given these uncertainties and risks, the reader should not place undue reliance on these forward-looking statements.

CRITICAL ACCOUNTING POLICIES

General

          The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s unaudited condensed consolidated financial statements, which have been prepared in accordance with the U.S. generally accepted accounting principles for interim financial information and the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles for annual financial statements have been condensed or omitted pursuant to such rules and regulations.

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

RECENT ACCOUNTING PRONOUNCEMENTS

          For disclosure of recent accounting pronouncements, see Note 3 to our unaudited condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE SENSITIVITY

          We are exposed to market risk in the normal course of business, resulting primarily from interest rate changes on our senior notes and interest rate swap agreements.

          The following table summarizes the fair value of our senior notes and interest rate swap at March 31, 2005 and December 31, 2004 and provides a sensitivity analysis of the fair values of these instruments assuming a 100 basis point increase or decrease in the yield curve. The sensitivity analysis does not include the fair values of our floating-rate debt since it is not significantly affected by changes in market interest rates.

			Fair Value
			Assuming 100 Basis Point
	Book Value	Fair Value	Increase	Decrease
		(In thousands)
March 31, 2005:

Senior notes	$699,887	$733,520	$717,838	$749,769
Interest rate swap	—	—	(2,606)	1,048

Total	$699,887	$733,520	$715,232	$750,817

December 31, 2004:

Senior notes	$699,876	$735,790	$718,569	$753,663
Interest rate swap	3	3	(1,813)	1,834

Total	$699,879	$735,793	$716,756	$755,497

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

Item 4. Submission of Matters to a Vote of Security Holders

          Not applicable.

Item 5. Other Information

          Not applicable.

Item 6. Exhibits

          a) See Exhibit Index on page following signatures.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

          TELECOMUNICACIONES DE PUERTO RICO, INC.

By:	/s/ Cristina M. Lambert

Name:	Cristina M. Lambert
Title:	President and Chief Executive Officer
Date:	May 16, 2005

By:	/s/ Adail Ortiz

Name:	Adail Ortiz
Title:	Vice President Finance and Chief Financial Officer
Date:	May 16, 2005

By:	/s/ Raúl E. García

Name:	Raúl E. García
Title:	Controller
Date:	May 16, 2005

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION
3.1	Certificate of Incorporation of Telecomunicaciones de Puerto Rico, Inc. (Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement filed on Form S-4, as amended (File 333-85503)).

3.2	Certificate of Amendment to the Certificate of Incorporation of Telecomunicaciones de Puerto Rico, Inc. (Incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (File 333-85503)).

3.3	By-Laws of Telecomunicaciones de Puerto Rico, Inc. (Incorporated by reference to Exhibit 3.4 of the Company’s Registration Statement filed on Form S-4, as amended (File 333-85503)).

4.1	Trust Indenture dated as of May 20, 1999 between Telecomunicaciones de Puerto Rico, Inc. and The Bank of New York. (Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement filed on Form S-4, as amended (File 333-85503)).

10.1	Shareholders Agreement, dated as of March 2, 1999, by and among Telecomunicaciones de Puerto Rico, Inc., GTE Holdings (Puerto Rico) LLC, GTE International Telecommunications Incorporated, Popular, Inc., Puerto Rico Telephone Authority and the shareholders of Telecomunicaciones de Puerto Rico, Inc., who shall from time to time be parties thereto as provided therein. (Incorporated by reference to Exhibit 10.5 of the Company’s Registration Statement filed on Form S-4, as amended (File 333-85503)).

10.2	Non-Competition Agreement, dated as of March 2, 1999, by and among Telecomunicaciones de Puerto Rico, Inc, GTE Holdings (Puerto Rico) LLC, GTE International Telecommunications Incorporated, Popular, Inc., Puerto Rico Telephone Authority, and the Government Development Bank for Puerto Rico. (Incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement filed on Form S-4, as amended (File 333-85503)).

10.3	Trust Agreement of the Employee Stock Ownership Plan of Telecomunicaciones de Puerto Rico, Inc., dated as of March 2, 1999, by and between U.S. Trust, National Association and Telecomunicaciones de Puerto Rico, Inc. (Incorporated by reference to Exhibit 10.12 of the Company’s Registration Statement filed on Form S-4, as amended (File 333-85503)).

10.4	ESOP Loan Agreement, dated as of March 2, 1999, by and between the Trust of the Employee Stock Ownership Plan of Telecomunicaciones de Puerto Rico, Inc. and Telecomunicaciones de Puerto Rico, Inc. (Incorporated by reference to Exhibit 10.13 of the Company’s Registration Statement filed on Form S-4, as amended (File 333-85503)).

10.5	Pledge Agreement, dated as of March 2, 1999, by and between the Trust of the Employee Stock Ownership Plan of Telecomunicaciones de Puerto Rico, Inc. and Telecomunicaciones de Puerto Rico, Inc. (Incorporated by reference to Exhibit 10.15 of the Company’s Registration Statement filed on Form S-4, as amended (File 333-85503)).

10.6	Tag Along Agreement, dated as of March 2, 1999, by and among GTE Holdings (Puerto Rico) LLC, GTE International Telecommunications Incorporated, and the Trust of the Employee Stock Ownership Plan of Telecomunicaciones de Puerto Rico, Inc. (Incorporated by reference to Exhibit 10.16 of the Company’s Registration Statement filed on Form S-4, as amended (File 333-85503)).

10.7	Commercial Paper Dealer Agreement 4(2) Program among Telecomunicaciones de Puerto Rico, Inc., as Issuer; Puerto Rico Telephone Company, Inc. and Celulares Telefónica, Inc., as Guarantors; and Merrill Lynch Money Markets Inc., as Dealer for notes with maturities up to 240 days; Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Dealer for notes with maturities over 270 days up to 365 days. Concerning notes to be issued pursuant to an Issuing and Paying Agency Agreement dated as of November 9, 2000 between the Issuer and The Chase Manhattan Bank, as Issuing and Paying Agent. (Incorporated by reference to Exhibit 10.25 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File 333-85503)).

EXHIBIT
NUMBER	DESCRIPTION
10.8	Commercial Paper Dealer Agreement 4(2) Program among Telecomunicaciones de Puerto Rico, Inc., as Issuer; Puerto Rico Telephone Company, Inc. and Celulares Telefónica, Inc., as Guarantors; and Salomon Smith Barney Inc., as Dealer. Concerning notes to be issued pursuant to an Issuing and Paying Agency Agreement dated as of November 9, 2000 between the Issuer and The Chase Manhattan Bank, as Issuing and Paying Agent. (Incorporated by reference to Exhibit 10.26 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File 333-85503)).

10.9	Commercial Paper Dealer Agreement 4(2) Program among Telecomunicaciones de Puerto Rico, Inc., as Issuer; Puerto Rico Telephone Company, Inc. and Celulares Telefónica, Inc., as Guarantors; and Banc of America Securities LLC. Concerning notes to be issued pursuant to an Issuing and Paying Agency Agreement dated as of November 9, 2000 between the Issuer and The Chase Manhattan Bank, as Issuing and Paying Agent. (Incorporated by reference to Exhibit 10.27 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File 333-85503)).

10.10	Commercial Paper Dealer Agreement 4(2) Program among Telecomunicaciones de Puerto Rico, Inc., as Issuer; Puerto Rico Telephone Company, Inc. and Celulares Telefónica, Inc., as Guarantors; and Popular Securities, Inc., as Dealer for notes with maturities up to 365 days. Concerning notes to be issued pursuant to an Issuing and Paying Agency Agreement dated as of November 9, 2000 between the Issuer and The Chase Manhattan Bank, as Issuing and Paying Agent. (Incorporated by reference to Exhibit 10.28 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File 333-85503)).

10.11	Issuing and Paying Agency Agreement dated as of November 9, 2000, by and among Telecomunicaciones de Puerto Rico, Inc., as Issuer, Puerto Rico Telephone Company and Celulares Telefónica, Inc., as Guarantors, and The Chase Manhattan Bank, as Issuing and Paying Agent. (Incorporated by reference to Exhibit 10.29 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File 333-85503)).

10.12	Letter Amendment, to the March 2, 1999 Shareholders Agreement, dated as of May 25, 2001, by and among Telecomunicaciones de Puerto Rico, Inc., GTE Holdings (Puerto Rico) LLC, GTE International Telecommunications Incorporated, Popular, Inc., and the Puerto Rico Telephone Authority. (Incorporated by reference to Exhibit 10.25 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001 (File 333-85503)).

10.13	ISDA Master Agreement, dated August 29, 2001, by and among Telecomunicaciones de Puerto Rico, Inc., as the Counterparty, Puerto Rico Telephone Company and Celulares Telefónica, Inc., as Guarantors, and Bank of America, N.A., as the Bank. (Incorporated by reference to Exhibit 10.27 of the Company’s Quarterly Report on Form 10-Q for the period ended September 31, 2001 (File 333-85503)).

10.14	ISDA Master Agreement, dated August 29, 2001, by and among Telecomunicaciones de Puerto Rico, Inc., as the Counterparty, Puerto Rico Telephone Company and Celulares Telefónica, Inc., as Guarantors, and Citibank, N.A., as the Bank. (Incorporated by reference to Exhibit 10.28 of the Company’s Quarterly Report on Form 10-Q for the period ended September 31, 2001 (File 333-85503)).

10.15	$75,000,000 3-Year term credit agreement dated as of August 19, 2002, among Telecomunicaciones de Puerto Rico, Inc., as Borrower, Puerto Rico Telephone Company, Inc., as Guarantor, and The Bank of Nova Scotia, as Lender and Administrative Agent. (Incorporated by reference to Exhibit 10.28 of the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2002 (File 333-85503)).

10.16	Collective Bargaining Agreement between the Puerto Rico Telephone Company and the Independent Union of Telephone Employees of Puerto Rico effective from January 18, 2003 until January 17, 2006. Approved on February 13, 2003. (Incorporated by reference to Exhibit 10.30 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File 333-85503)).

10.17	Collective Bargaining Agreement between the Puerto Rico Telephone Company and the Independent Brotherhood of Telephone Company Employees effective from January 1, 2004 until December 31, 2008. Approved on April 15, 2004. (Incorporated by reference to Exhibit 10.29 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (File 333-85503)).

EXHIBIT
NUMBER	DESCRIPTION
10.18	$40,000,000 working capital revolving credit agreement dated as of June 30, 2004, among Telecomunicaciones de Puerto Rico, Inc., as Borrower, Puerto Rico Telephone Company, Inc., as Guarantor and Banco Popular de Puerto Rico, as Lender and Administrative Agent. (Incorporated by reference to Exhibit 10.30 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File 333-85503)).

10.19	Collective Bargaining Agreement between the Puerto Rico Telephone Company and the Independent Union of Telephone Employees of Puerto Rico effective from January 18, 2003 until January 17, 2006. Approved on February 13, 2003. English Version. (Incorporated by reference to Exhibit 10.31 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File 333-85503)).

10.20	Collective Bargaining Agreement between the Puerto Rico Telephone Company and the Independent Brotherhood of Telephone Company Employees effective from January 1, 2004 until December 31, 2008. Approved on April 15, 2004. English Version. (Incorporated by reference to Exhibit 10.32 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File 333-85503)).

10.21	$30,000,000 1-Year term credit agreement dated as of May 17, 2004, among Telecomunicaciones de Puerto Rico, Inc., as Borrower, Puerto Rico Telephone Company, Inc., as Guarantor and Banco Bilbao Vizcaya Argentaria Puerto Rico, as Administrative Agent. (Incorporated by reference to Exhibit 10.33 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File 333-85503)).

10.22	364-Day Credit Agreement dated as of March 1, 2005, among Telecomunicaciones de Puerto Rico, Inc., as Borrower, Puerto Rico Telephone Company, Inc., as Guarantor, the Initial Lenders named therein, Citibank, N.A., as Administrative Agent, Banco Bilbao Vizcaya Argentaria Puerto Rico and Bank of Nova Scotia, as Syndication Agents, and Banco Popular de Puerto Rico and Firstbank Puerto Rico, as Co-documentation Agents. (Incorporated by reference to Exhibit 10.34 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File 333-85503)).

31.1	Certification of Principal Executive Officer (Filed herewith).

31.2	Certification of Principal Financial Officer (Filed herewith).

32.1	Certification Required by 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith).