Form 10-Q
period 2005-06-30
TELECOMUNICACIONES DE PUERTO RICO INC
filed 2005-08-15
CIK 1089357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: June 30, 2005
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

YES ☐ NO ☑
At August 15, 2005, 25 million shares of no par common stock of the registrant were outstanding.

INDEX
Telecomunicaciones de Puerto Rico, Inc. and Subsidiaries

PART I            FINANCIAL INFORMATION
Item 1. Financial Statements
Telecomunicaciones de Puerto Rico, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands)

	(Unaudited)
	June 30,	December 31,
	2005	2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$89,712	$63,346
Accounts receivable, net of allowance for doubtful accounts of $102,473 and $106,090 in 2005 and 2004, respectively	224,586	270,914
Deferred income tax	27,257	28,054
Inventory and supplies, net	25,466	28,158
Prepaid expenses	30,984	26,616

Total current assets	398,005	417,088
PROPERTY, PLANT AND EQUIPMENT, net	1,417,375	1,459,459
GOODWILL	126,927	126,927
INTANGIBLES, net	195,840	196,820
DEFERRED INCOME TAX	219,981	235,886
OTHER ASSETS	100,681	109,102

TOTAL ASSETS	$2,458,809	$2,545,282

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$493,096	$93,168
Other current liabilities	206,381	216,187

Total current liabilities	699,477	309,355
LONG-TERM DEBT, excluding current portion	301,288	703,556
PENSION AND OTHER POST-EMPLOYMENT BENEFITS	544,553	607,115
OTHER NON-CURRENT LIABILITIES	158,777	186,781

Total liabilities	1,704,095	1,806,807

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY	16,417	15,010

SHAREHOLDERS’ EQUITY:
Common stock	704,386	704,386
Deferred ESOP compensation	(25,172)	(25,172)
Retained earnings	225,788	210,956
Accumulated other comprehensive loss, net of taxes	(166,705)	(166,705)

Total shareholders’ equity	738,297	723,465

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,458,809	$2,545,282

The accompanying notes are an integral part of these financial statements.

Telecomunicaciones de Puerto Rico, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(In thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Unaudited)		(Unaudited)
REVENUES:
Local services	$149,595	$145,996	$298,844	$291,173
Access services	52,207	73,278	117,989	146,581
Long distance services	13,830	24,827	32,204	54,455
Cellular services	57,608	47,620	113,358	95,457
Directory services and other	22,397	20,017	45,585	40,896

Total revenues	295,637	311,738	607,980	628,562

OPERATING COSTS AND EXPENSES:
Labor and benefits	94,341	92,686	187,088	192,181
Other operating expenses	109,600	54,807	220,724	155,665
Early retirement and voluntary separation provision	1,687	—	1,687	1,635
Depreciation and amortization	60,060	65,907	121,909	130,385

Total operating costs and expenses	265,688	213,400	531,408	479,866

OPERATING INCOME	29,949	98,338	76,572	148,696

OTHER INCOME (EXPENSE):
Interest expense, net	(11,380)	(11,110)	(22,468)	(21,458)
Equity income from joint venture	248	678	1,112	1,335
Minority interest in consolidated subsidiary	(746)	(658)	(1,407)	(1,218)

Total other income (expense), net	(11,878)	(11,090)	(22,763)	(21,341)

INCOME BEFORE INCOME TAX EXPENSE	18,071	87,248	53,809	127,355

INCOME TAX EXPENSE	7,104	34,093	20,854	49,428

NET INCOME	$10,967	$53,155	$32,955	$77,927

The accompanying notes are an integral part of these financial statements.

Telecomunicaciones de Puerto Rico, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(In thousands)

					Accumulated
					Other
	Common	Deferred ESOP	Subscription	Retained	Comprehensive
	Stock	Compensation	Receivable	Earnings	Loss	Total
BALANCE, DECEMBER 31, 2003	$703,884	$(26,153)	$(39,515)	$164,520	$(101,385)	$701,351

Dividends paid	—	—	—	(61,953)	—	(61,953)
Accretion of discount on subscription receivable	—	—	(485)	—	—	(485)
PRTA capital contribution	—	—	40,000	—	—	40,000
Release of ESOP shares	502	981	—	—	—	1,483
Comprehensive income:
Net income	—	—	—	108,389	—	108,389
Other comprehensive loss, net of taxes:
Minimum pension liability adjustment	—	—	—	—	(65,320)	(65,320)

Comprehensive income	—	—	—	—	—	43,069

BALANCE, DECEMBER 31, 2004 (UNAUDITED)	$704,386	$(25,172)	$—	$210,956	$(166,705)	$723,465

Dividends paid	—	—	—	(3,248)	—	(3,248)
Dividends declared	—	—	—	(14,875)	—	(14,875)
Net income for the six months ended June 30, 2005	—	—	—	32,955	—	32,955

BALANCE JUNE 30, 2005	$704,386	$(25,172)	$—	$225,788	$(166,705)	$738,297

The accompanying notes are an integral part of these financial statements.

Telecomunicaciones de Puerto Rico, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)

	For the Six Months Ended June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$32,955	$77,927
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	121,909	130,385
Provision for uncollectible accounts	24,129	29,374
Deferred income tax	16,701	33,700
Accretion of discount on subscription receivable	—	(485)
Equity income from joint venture	(1,112)	(1,335)
Early retirement and voluntary separation provision	1,687	1,635
Gain on sale of building	(207)	(248)
Minority interest in consolidated subsidiary	1,407	1,218
Changes in assets and liabilities:

Accounts receivable	22,199	(14,884)
Inventory and supplies	2,692	3,335
Prepaid expenses and other assets	4,839	6,143
Other current and non-current liabilities	(56,440)	(107,533)
Pension and other post-employment benefits	(62,561)	(47,376)

Net cash provided by operating activities	108,198	111,856

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, including removal costs	(79,720)	(65,931)
Proceeds from sale of building	1,136	930

Net cash used in investing activities	(78,584)	(65,001)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contribution	—	40,000
Net issuance (repayments) of short-term debt, including capital leases	—	(29,580)
Dividends paid	(3,248)	—

Net cash (used in) provided by financing activities	(3,248)	10,420

NET INCREASE IN CASH AND CASH EQUIVALENTS	26,366	57,275
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	63,346	21,732

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$89,712	$79,007

The accompanying notes are an integral part of these financial statements.

TELECOMUNICACIONES DE PUERTO RICO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Business / Corporate Structure

Telecomunicaciones de Puerto Rico, Inc., a Puerto Rico corporation (the “Company””or “we”), holds 100% of the common stock of Puerto Rico Telephone Company, Inc. (“PRTC”), PRT Larga Distancia, Inc. (“PRTLD”), and Datacom Caribe, Inc. (“Datacom”). The Company also holds a 67% interest in Coqui.net Corporation (“Coqui.net”), in which Popular, Inc., one of our shareholders, holds the remaining 33% interest. The Company also holds a 24% interest in Verizon Information Services Puerto Rico, Inc. S. en C. (“VISI”), in which GTE Holdings (Puerto Rico) LLC, our majority shareholder also holds a 36% interest. The Company is the largest telecommunications service provider in Puerto Rico. PRTC is the incumbent local exchange carrier for the island of Puerto Rico. Wireline service is provided by PRTC and cellular service is provided by the wireless division of PRTC, under the brand of Verizon Wireless Puerto Rico (“Verizon Wireless”). The Company’s off-island long distance service is provided by PRTLD. The Company’s dial-up Internet access service is provided by Coqui.net and the directory publishing revenues are generated by VISI.

GTE Corporation (“GTE”), through its subsidiary GTE Holdings (Puerto Rico) LLC, acquired a 40% interest and management control over the Company on March 2, 1999 from the Puerto Rico Telephone Authority (“PRTA”), an entity of the Commonwealth of Puerto Rico (the “Acquisition”). In the Acquisition, Popular, Inc. acquired a 10% interest in the Company. GTE and Bell Atlantic Corporation merged on June 30, 2000 to form Verizon Communications Inc. (“Verizon”). On January 25, 2002, GTE Holdings (Puerto Rico) LLC and Popular, Inc. acquired an additional 12% and 3% interest in the Company, respectively, by exercising an option each held since the Acquisition (the “Option Exercise”). Verizon and Popular, Inc. obtained the additional ownership interest from PRTA Holdings Corp., a subsidiary of the PRTA (“PRTA Holdings”). Verizon and Popular, Inc. paid PRTA Holdings $138 million and $34 million, respectively, for a total of $172 million in cash for the additional 3,750,000 shares at a $45.9364 per share price established in the Share Option Agreement, an agreement entered into at the time of the Acquisition. As a result, Verizon now owns 52%, PRTA owns 28%, Popular Inc. owns 13% and the Employee Stock Ownership Plan owns 7% of the outstanding capital stock of the Company. The Company is an affiliate of Verizon, which consolidates the Company’s financial results with its own financial results.

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

Impairment or Disposal of Long-lived Assets

Assets are assessed for impairment when changes in circumstances indicate that their carrying values are not recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Losses are recognized in circumstances where impairment exists, at the amount by which the carrying value of assets exceeds fair value. Fair value is determined based on quoted market prices, if not available, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flows and fundamental analysis.

For the last three years, the Company has been operating a TDMA network and CDMA network for its wireless subscribers. During 2003, management decided to migrate all TDMA subscribers to the CDMA network and subsequently dispose of the TDMA network. The expected undiscounted future cash flow from operations on the

TDMA network was estimated to be $27 million ($47 million estimated cash flows from operations less $20 million of related expenses). The discounted fair value of the network was estimated to be $26 million and was determined by the sum of anticipated discounted future cash flows at 3.76%.

Business Combinations and Accounting for Goodwill and Other Intangibles

The Company adopted SFAS No. 142 “Goodwill and Other Intangible Assets”, effective January 1, 2002, which provides guidance on the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 no longer permits the amortization of goodwill and other indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or, under certain conditions, more frequently) for impairment in accordance with this statement using a fair value approach.

Intangible assets that do not have indefinite lives continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. The Company is currently undergoing its annual evaluation of assets, using the fair value approach for each reporting unit, to determine if there is an impairment exposure and any impact it would have on the Company’s results of operations for 2005.

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

4.	Property, Plant and Equipment

Property, plant and equipment consist of:

	Remaining
	Useful
	Lives (Yrs)		June 30,	December 31,
	Current	Previous	2005	2004
			(In thousands)
Outside plant	9.2	9.2	$2,177,679	$2,148,244
Central office and transmission equipment	4.4	4.4	1,253,935	1,228,001
Equipment and other	2.7	2.7	293,215	304,716
Buildings	11.0	11.0	324,253	321,928
Land	N/A	N/A	25,861	26,003

Gross plant in service			4,074,943	4,028,892
Less: accumulated depreciation			2,720,949	2,637,434

Net plant in service			1,353,994	1,391,458
Construction in progress			63,381	68,001

Total			$1,417,375	$1,459,459

Effective July 2004, the Company performed its periodic review of plant useful lives estimates based on a comprehensive analysis of the useful lives underlying the depreciation rates. The review incorporates the impact of technology, future competition and assumptions employed in the industry relative to depreciation and retirement rates. The revision resulted in a decrease in depreciation expense by approximately $3.3 million for the year ended December 31, 2004 and for the six months ended June 30, 2005, respectively.

5.	Goodwill

The following is a breakdown of our goodwill.

	Carrying Value
	June 30,	December 31,
	2005	2004
	(In thousands)
Wireline (PRTC)	$102,731	$102,731
Dial-up Internet (Coqui.net)	24,196	24,196

Total	$126,927	$126,927

6. Intangibles

	Carrying Value
	June 30,	December 31,
	2005	2004
	(In thousands)
Indefinite Life:
Wireline concession	$85,120	$85,120
FCC Cellular licenses	23,855	23,855

Total Indefinite Life	$108,975	$108,975

	June 30, 2005			December 31, 2004
	(In thousands)
	Cost	Acc. Amort	Book Value	Cost	Acc. Amort	Book Value
Definite Life:
Wireline trade name	$48,400	$12,250	$36,150	$48,400	$11,282	$37,118
Software licenses	101,125	50,410	50,715	91,759	41,032	50,727

Total Definite Life	149,525	62,660	86,865	140,159	52,314	87,845
Plus: Total Indefinite Life			108,975			108,975

Total	$149,525	$62,660	$195,840	$140,159	$52,314	$196,820

SFAS No. 142, “Goodwill and Other Intangible Assets”, no longer permits the amortization of goodwill and other indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or, under certain conditions, more frequently) for impairment in accordance with this statement. This impairment test uses a fair value approach.

Intangible assets that do not have indefinite lives continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. For 2004, the Company has evaluated its assets using the fair value approach for the wireline and wireless reporting units to determine if there is an impairment exposure and the impact it would have on the Company’s results of operations. The evaluation of the reporting units revealed no impairment exposure.

The Company is currently undergoing its annual evaluation of assets to determine if there is an impairment exposure and related impact, if any, to the Company’s 2005 results of operations.

The following table presents current and expected amortization expense of existing intangible assets as of June 30, 2005 and for each of the following years:

Aggregate amortization expense:
For the six months ended June 30, 2005		$10,391

Expected amortization expense:
For the remainder of 2005		$6,817
For the years ending December 31,
	2006	10,878
	2007	8,749
	2008	4,837
	2009	4,837

7. Other assets
     Other assets consist of:

	June 30,	December 31,
	2005	2004
	(In thousands)
Deferred activation and installation costs	$66,991	$72,775
Notes receivable-equipment sales	4,291	5,675
Deferred pension asset	23,744	23,747
Deferred financing costs, net	1,853	2,307
Other deferred costs	2,093	1,516
Other assets	1,709	3,082

Total	$100,681	$109,102

8.	Pension Plan

The Company has noncontributory pension plans for full-time employees, which are tax qualified as they meet Employee Retirement Income Security Act of 1974 (the “ERISA”) requirements. Pension plan contributions are tax deductible and deposited in a trust. The trusts invest in equity and fixed income securities to meet the benefit obligations.

The pension benefit is composed of two elements. First, an employee receives an annuity at retirement when they reach the rule of 85 (age plus years of service). The annuity is calculated by applying a percentage times years of service to the last three years of salary. The second element is a lump sum based on years of service, up to a maximum of nine months of salary for hourly employees, and twelve months of salary for salaried employees.

There are separate trusts for the annuity and the lump sum benefit, with a further separation of the annuity benefit into a plan for the UIET union, the HIETEL union, and management employees. Health care and life insurance benefits are provided to retirees.

The components of the net pension and other post-employment benefit expenses for the quarters ended June 30, 2005 and 2004 are presented below.

	Pension and Lump Sum Benefits				Post-Retirement Benefits
	For the Three Months Ended		For the Six Months Ended		For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,		June 30,		June 30,
(In thousands)	2005	2004	2005	2004	2005	2004	2005	2004
Service cost	$5,714	$5,186	$11,428	$10,372	$1,556	$2,565	$3,112	$5,130
Interest cost	18,259	17,567	36,518	35,134	8,218	9,652	16,436	19,304
Expected return on plan assets	(18,135)	(14,910)	(36,270)	(29,820)	—	—	—	—
Amortization of unrecognized:
Transition obligation	90	90	180	180	551	551	1,102	1,102
Prior service cost (benefit)	783	1,179	1,566	2,358	(2,463)	(628)	(4,926)	(1,256)
Actuarial loss, net	5,549	3,518	11,098	7,036	4,579	4,421	9,158	8,842

Net amortization and deferral	12,260	12,630	24,520	25,260	12,441	16,561	24,882	33,122
Effect of early retirement program	—	—	—	939	—	—	—	696

Total	$12,260	$12,630	$24,520	$26,199	$12,441	$16,561	$24,882	$33,818

Cash Flows

The Company expects to contribute $128 million to the pension and lump sum plans, and $31 million for post-retirement benefits in year 2005. As of June 30, 2005, the Company has contributed $98 million to the pension plan and has sufficient liquid resources to fund the remainder of the expected contribution.

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

9.	Early Retirement and Voluntary Separation Provision

In May 2005, 33 eligible HIETEL employees accepted the voluntary separation program offered by the Company in March 2005. In March 2005, 46 eligible management employees accepted the voluntary separation program offered by the Company in December 2004. These programs resulted in a provision of $1.7 million during the quarter ended June 30, 2005.

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

Salaried, regular, full and part-time employees of the Company actively employed on March 2, 1999 were eligible to receive a portion of the Initial Grant of the Company’s stock. Employees that were not actively employed on March 2, 1999 were also eligible to receive the Initial Grant provided that they met the condition below.

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

11.	Other Current Liabilities

Other current liabilities consist of:

	June 30,	December 31,
	2005	2004
	(In thousands)
Accounts payable	$32,096	$35,367
Accrued expenses	89,708	105,128
Employee benefit accruals	64,160	52,630
Carrier payables	13,468	14,825
Taxes	278	1,868
Interest	6,671	6,369

Total	$206,381	$216,187

12.	Debt

Debt consists of:

	June 30,	December 31,
	2005	2004
	(In thousands)
Senior notes
Due May 15, 2006 at 6.65%	399,979	399,966
Due May 15, 2009 at 6.80%	299,919	299,910
Term credit facilities:
Due July 29, 2005 at 57 basis points over LIBOR	30,000	30,000
Due August 19, 2005 at 70 basis points over LIBOR	63,000	63,000
Deferred derivative and Interest rate swap	1,369	3,657
Capital leases	117	191

Total	794,384	796,724
Less short-term debt	493,096	93,168

Long-term debt	$301,288	$703,556

The senior notes and term credit facilities are unsecured and non-amortizing. PRTC is the guarantor of these debt instruments. The senior notes indentures and term credit facility agreements do not contain dividend restrictions.

The Company has a $400 million commercial paper program with maturities not to exceed 364 days, which is backed by one of our working capital facilities.

In March 2005, the Company’s existing $360 million bank note credit facility matured. On March 1, 2005 the Company entered into a new unsecured, $400 million 364-day revolving credit facility with a syndicate of banks and other lenders for whom Citibank, N.A. acts as administrative agent, Banco Bilbao Vizcaya Argentaria Puerto Rico and Bank of Nova Scotia act as co-syndication agents and Banco Popular de Puerto Rico and FirstBank Puerto Rico act as co-documentation agents. Amounts borrowed under this facility are guaranteed by PRTC, and bear interest at the applicable LIBOR rate plus a margin or at the base rate; which is the higher of the base rate publicly announced by the administrative agent from time to time or the Federal Funds rate plus 0.5%, plus a margin. The Company is also required to pay a quarterly facility fee on commitments under the facility and a quarterly utilization fee on borrowed amounts that exceed 50% of the commitments under the facility. Accrued interest on Eurodollar rate borrowings is payable based on elected intervals of one, two, three or six months or other interest period as the Company may select, subject to certain conditions. Accrued interest on base rate borrowings is payable quarterly. This facility matures on February 28, 2006, on which date the Company has the right to convert outstanding amounts into a term loan that mature on February 28, 2007. This facility contains negative covenants, including covenants which limit the Company’s ability to grant or permit liens on its or subsidiaries’ properties, merge or sell all or substantially all of its assets and permit its subsidiaries to incur debt. This facility also requires that the Company maintain certain financial ratios. Upon the occurrence of a default or an event of default, the lenders have various remedies or rights, which may include termination of the lenders’ obligations to make advances and declare all borrowed amounts and interest thereon immediately due and payable. The intended purpose of this facility is for working capital purposes and serves as backstop facility for the commercial paper program. At June 30, 2005, the Company had no outstanding debt balance under this facility.

The Company has a $40 million working capital credit facility with Banco Popular de Puerto Rico, an affiliate of Popular, Inc. that matured on June 30, 2005. In June 2005, the Company renewed the undrawn $40 million working capital credit facility maturing on June 30, 2006. Amounts outstanding under this facility bear interest at a rate of 40 basis points over LIBOR. This facility also serves as additional backstop for the commercial paper program. At June 30, 2005, the Company had no outstanding debt balance under this facility.

At December 31, 2002, the Company had $225 million in term credit facilities with maturities ranging from two to three years, and bearing interest from 60 to 100 basis points over LIBOR. By October 29, 2003, the Company repaid one of the $50 million term loans, and prepaid principal in an aggregate amount of $52 million of the outstanding term credit loans, while reducing interest rate to 70 basis points over LIBOR. By November 22, 2004, the Company repaid the $30 million term loan with a maturity due on June 24, 2005. One of the $30 million term loans matured on May 16, 2005. The Company renewed the $30 million term loan at an interest rate of 57 basis points over LIBOR maturity due on July 29, 2005.

On August 31, 2001, the Company entered into an interest rate swap contract with a notional amount of $150 million. In September 2002, the Company drew the value out of the hedge position without changing the fixed/floating funding mix of the original swap transaction. This transaction resulted in cash proceeds of $11 million, reflected in cash from operations as required by SFAS No. 104, and created a deferred derivative, which will be amortized until 2006. As of June 30, 2005, the unamortized balance of the deferred derivative is $2 million. The purpose of the swap is to hedge against changes in the fair market value of the Company’s senior notes to achieve a targeted mix of fixed and variable rate debt. The swap receives interest at a fixed rate of 6.65% and pays interest at a net variable rate equal to six month LIBOR plus 170 basis points, with semiannual settlements and reset dates every May 15 and November 15 until maturity of the May 15, 2006 senior notes. The swap was entered into “at market” and as a result, there was no exchange of premium at the initial date of the swap. The Company designates the swap as a hedge of the changes in fair market value of the senior notes due to changes in the designated benchmark interest rate. PRTC is the guarantor of the interest rate swap.

Aggregate maturities of the senior notes and term credit facilities are as follow:

Year		Amount
		(In thousands)
2005	Term credit facilities	$93,000
2006	6.65% Senior note	400,000
2009	6.80% Senior note	300,000

Total		$793,000

The Company is in compliance with debt covenant agreements and with the financial ratios as specified by term facilities.

13.	Other Non-Current Liabilities

Other non-current liabilities consist of:

	June 30,	December 31,
	2005	2004
	(In thousands)
Deferred activation and installation revenues	$66,991	$72,775
Deferred directory-publishing revenues	4,384	14,065
Customer deposits	27,795	26,521
Other liabilities	59,607	73,420

Total	$158,777	$186,781

14.	Shareholders’ Equity

Common Stock

Common stock consists of fifty million authorized shares, no par value, of which twenty five million shares were outstanding at June 30, 2005 and December 31, 2004.

Subscription Receivable

The subscription receivable reflects receipts from the PRTA originally recorded at its present value (at an 8% discount rate). As part of the Acquisition agreement, the PRTA agreed to contribute a total of $200 million in cash or stock as a capital contribution in equal installments of $40 million over five years beginning on March 2, 2000. The Company employed the $200 million capital contribution to partially fund its underfunded pension and other post-employment benefit obligations, as agreed. The stock purchase agreement required the Company to contribute $66 million, including the $40 million received from PRTA, to the pension plan immediately upon receipt of the proceeds. The Company received the fifth and final $40 million installment in March 2004 and made the required pension payment of $66 million. All installments were made in cash.

Accumulated Other Comprehensive Loss

The accumulated other comprehensive loss represents unrecognized losses, other than unrecognized prior service costs which are reflected as an other asset, associated with the hourly employee pension fund since the accumulated benefit obligation exceeds the fair value of plan assets.
The accumulated other comprehensive loss amount as of December 31, 2004 has been adjusted in the amount of $64.8 million in order to reflect the after-tax amount in accordance with the provisions of SFAS No.130 “Reporting Comprehensive Income”.
Dividends
To the extent funds are legally available, the Company’s shareholders’ agreement requires the payment of dividends equal to at least 50% of consolidated net income to be paid in the following quarter.
The Company declared dividends in the following periods:

2005		2004
(In thousands)		(In thousands)
4th Quarter	$—	4th Quarter	$49,567
3rd Quarter	—	3rd Quarter	12,386
2nd Quarter	14,875	2nd Quarter	—
1st Quarter	3,248	1st Quarter	—

Total	$18,123	Total	$61,953

The senior notes indentures and credit facility agreements do not contain dividend restrictions.
15.	Fair Value of Financial Instruments

The carrying amounts and fair values of the Company’s financial instruments are as follows:

	June 30,		December 31,
	2005		2004
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In thousands)
Assets:
Cash and cash equivalents	$89,712	$89,712	$63,346	$63,346
Accounts receivable	224,586	224,586	270,914	270,914
Liabilities:
Other current liabilities	$206,381	$206,381	$216,187	$216,187
Short-term debt	493,096	502,677	93,168	93,168
Long-term debt, including interest rate swap	301,288	323,118	703,556	739,470

16.	Segment Reporting

The Company has two reportable segments: Wireline and Wireless.

The Wireline segment consists of:
•	Local services, including basic voice, telephone and telecommunications equipment rentals, value-added services, high-speed private line services, Internet access and public phone service;

•	Access services to long distance carriers, competitive local exchange carriers, and cellular and paging operators to originate and terminate calls on our network;

•	Long distance services, including direct dial on-island and off-island, operator assisted calls, prepaid calling card and high-speed private line services;

•	Directory publishing rights services; and

•	Telecommunication equipment sales and billing and collection services to competing long distance operators in Puerto Rico.
The Wireless segment consists of:
•	Cellular service; and

•	Wireless equipment sales.
The accounting policies of the segments are the same as those followed by the Company (see Note 2). The Company accounts for intersegment revenues at market prices.

Segment results for the Company are as follow:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
	(In thousands)
Wireline:
Revenues—
Local services	$153,805	$148,456	$306,233	$296,161
Access services	53,221	74,001	120,637	147,678
Long distance services	13,069	22,910	30,657	52,655
Directory services and other	15,412	16,268	29,900	32,847

Total revenues	$235,507	$261,635	$487,427	$529,341

Operating income	$28,487	$98,230	$75,100	$150,202

Wireless:
Revenues—
Cellular services	$57,470	$47,566	$114,127	$95,717
Equipment sales and other	8,044	6,627	17,950	10,741

Total revenues	$65,514	$54,193	$132,077	$106,458

Operating income (loss)	$1,462	$108	$1,472	$(1,506)

Consolidated:
Revenues for reportable segments	$301,021	$315,828	$619,504	$635,799
Elimination of intersegment revenues	(5,384)	(4,090)	(11,524)	(7,237)

Consolidated revenues	$295,637	$311,738	$607,980	$628,562

Operating income	$29,949	$98,338	$76,572	$148,696

	As of	As of
	June 30,	December 31,
	2005	2004
	(In thousands)
Assets
Wireline assets	$2,365,535	$2,474,296

Wireless assets	388,854	357,290

Segment assets	$2,754,389	$2,831,586

Elimination of intersegment assets	(295,580)	(286,304)

Consolidated assets	$2,458,809	$2,545,282

17.	Condensed Consolidating Information

The following summarizes the unaudited condensed consolidating financial information as of June 30, 2005 and December 31, 2004 and for the quarters then ended presents the financial position, results of operations and cash flows of (i) the Company as if it had accounted for its subsidiaries using the equity method, (ii) the Guarantor Subsidiary (as defined below); and (iii) the Non-Guarantor Subsidiaries (as defined below) on a combined basis. The consolidation entries eliminate investments in subsidiaries and intercompany balances and transactions.

The Notes are guaranteed by PRTC (the “Guarantor Subsidiary”), a wholly-owned subsidiary of the Company, but not guaranteed by the Company’s other subsidiaries, Coqui.net, PRTLD and Datacom (the “Non-Guarantor Subsidiaries”). The guarantee by the Guarantor Subsidiary is full and unconditional.

Condensed Consolidating Balance Sheets
June 30, 2005
(In thousands)

		Guarantor	Non-Guarantor		Total
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$63,405	$26,307	$—	$89,712
Intercompany accounts receivable	743,231	89,155	48,897	(881,283)	—
Accounts receivable, net	—	223,744	842	—	224,586
Deferred income tax	718	26,506	33	—	27,257
Inventory and supplies, net	—	25,465	1	—	25,466
Prepaid expenses	—	30,109	875	—	30,984

Total current assets	743,949	458,384	76,955	(881,283)	398,005
PROPERTY, PLANT AND EQUIPMENT, net	—	1,408,040	9,335	—	1,417,375
GOODWILL AND OTHER INTANGIBLES, net	—	298,242	24,525	—	322,767
DEFERRED INCOME TAX	—	221,029	(33)	(1,015)	219,981
INVESTMENT IN SUBSIDIARIES	565,003	—	—	(565,003)	—
OTHER ASSETS	304,064	100,748	(1)	(304,130)	100,681

TOTAL ASSETS	$1,613,016	$2,486,443	$110,781	$(1,751,431)	$2,458,809

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$493,000	$493,096	$—	$(493,000)	$493,096
Intercompany accounts payable	74,532	281,150	38,721	(394,403)	—
Other current liabilities	4,976	193,788	7,544	73	206,381

Total current liabilities	572,508	968,034	46,265	(887,330)	699,477
LONG-TERM DEBT, excluding current portion	301,266	299,917	—	(299,895)	301,288
OTHER NON-CURRENT LIABILITIES	945	700,335	1,249	801	703,330

Total liabilities	874,719	1,968,286	47,514	(1,186,424)	1,704,095

MINORITY INTEREST	—	—	—	16,417	16,417

SHAREHOLDERS’ EQUITY:
Common stock, Additional paid in capital and Treasury stock	704,386	485,590	41,143	(526,733)	704,386
Deferred ESOP compensation	(25,172)	—	—	—	(25,172)
Retained earnings	225,788	199,272	22,124	(221,396)	225,788
Accumulated other comprehensive loss	(166,705)	(166,705)	—	166,705	(166,705)

Total shareholders’ equity	738,297	518,157	63,267	(581,424)	738,297

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,613,016	$2,486,443	$110,781	$(1,751,431)	$2,458,809

Condensed Consolidating Balance Sheets
December 31, 2004
(In thousands)

		Guarantor	Non-Guarantor		Total
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$(149)	$44,658	$18,837	$—	$63,346
Intercompany accounts receivable	342,749	86,340	47,423	(476,512)	—
Accounts receivable, net	—	270,807	107	—	270,914
Deferred income tax	718	27,303	33	—	28,054
Inventory and supplies, net	—	28,157	1	—	28,158
Prepaid expenses	—	25,228	1,388	—	26,616

Total current assets	343,318	482,493	67,789	(476,512)	417,088
PROPERTY, PLANT AND EQUIPMENT, net	—	1,449,809	9,650	—	1,459,459
GOODWILL AND OTHER INTANGIBLES, net	—	299,164	24,583	—	323,747
DEFERRED INCOME TAX	—	236,755	—	(869)	235,886
INVESTMENT IN SUBSIDIARIES	550,178	—	—	(550,178)	—
OTHER ASSETS	706,035	108,986	—	(705,919)	109,102

TOTAL ASSETS	$1,599,531	$2,577,207	$102,022	$(1,733,478)	$2,545,282

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$93,000	$93,168	$—	$(93,000)	$93,168
Intercompany accounts payable	73,335	280,296	36,298	(389,929)	—
Other current liabilities	6,195	202,879	7,218	(105)	216,187

Total current liabilities	172,530	576,343	43,516	(483,034)	309,355
LONG-TERM DEBT, excluding current portion	703,536	699,895	—	(699,875)	703,556
OTHER NON-CURRENT LIABILITIES	—	793,177	1,103	(384)	793,896

Total liabilities	876,066	2,069,415	44,619	(1,183,293)	1,806,807

MINORITY INTEREST	—	—	—	15,010	15,010

SHAREHOLDERS’ EQUITY:
Common stock, Additional paid in capital and Treasury stock	704,386	485,590	41,143	(526,733)	704,386
Deferred ESOP compensation	(25,172)	—	—	—	(25,172)
Retained earnings	210,956	188,905	16,260	(205,165)	210,956
Accumulated other comprehensive loss, net of taxes	(166,705)	(166,703)	—	166,703	(166,705)

Total shareholders’ equity	723,465	507,792	57,403	(565,195)	723,465

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,599,531	$2,577,207	$102,022	$(1,733,478)	$2,545,282

Condensed Consolidating Statements of Operations
For the three months ended June 30, 2005
(In thousands)

		Guarantor	Non-Guarantor		Total
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
REVENUES:
Local services	$—	$143,777	$8,224	$(2,406)	$149,595
Access services	—	53,711	—	(1,504)	52,207
Long distance services	—	7,680	6,582	(432)	13,830
Cellular services	—	57,608	—	—	57,608
Directory and other services and sales	—	25,098	419	(3,120)	22,397

Total revenues	—	287,874	15,225	(7,462)	295,637

OPERATING COSTS AND EXPENSES:
Labor and benefits	—	93,737	1,023	(419)	94,341
Other operating expenses	(6)	105,453	11,196	(7,043)	109,600
Early retirement provision	—	1,687	—	—	1,687
Depreciation and amortization	—	59,573	487	—	60,060

Total operating costs and expenses	(6)	260,450	12,706	(7,462)	265,688

OPERATING INCOME	6	27,424	2,519	—	29,949

OTHER INCOME (EXPENSE), NET	10,961	(11,466)	335	(11,708)	(11,878)

INCOME BEFORE INCOME TAX EXPENSE	10,967	15,958	2,854	(11,708)	18,071

INCOME TAX EXPENSE	—	6,065	1,039	—	7,104

NET INCOME	$10,967	$9,893	$1,815	$(11,708)	$10,967

Condensed Consolidating Statements of Operations
For the three months ended June 30, 2004
(In thousands)

		Guarantor	Non-Guarantor		Total
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
REVENUES:
Local services	$—	$140,570	$8,556	$(3,130)	$145,996
Access services	—	75,018	—	(1,740)	73,278
Long distance services	—	16,567	8,283	(23)	24,827
Cellular services	—	47,620	—	—	47,620
Directory and other services and sales	—	22,474	—	(2,457)	20,017

Total revenues	—	302,249	16,839	(7,350)	311,738

OPERATING COSTS AND EXPENSES:
Labor and benefits	—	91,852	834	—	92,686
Other operating expenses	178	48,789	13,190	(7,350)	54,807
Depreciation and amortization	—	65,341	566	—	65,907

Total operating costs and expenses	178	205,982	14,590	(7,350)	213,400

OPERATING INCOME	(178)	96,267	2,249	—	98,338

OTHER INCOME (EXPENSE), NET	53,263	(10,543)	111	(53,921)	(11,090)

INCOME BEFORE INCOME TAX EXPENSE	53,085	85,724	2,360	(53,921)	87,248

INCOME TAX EXPENSE (BENEFIT)	(70)	33,171	992	—	34,093

NET INCOME	$53,155	$52,553	$1,368	$(53,921)	$53,155

Condensed Consolidating Statements of Operations
For the six months ended June 30, 2005
(In thousands)

		Guarantor	Non-Guarantor		Total
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
REVENUES:
Local services	$—	$287,726	$16,081	$(4,963)	$298,844
Access services	—	120,831	—	(2,842)	117,989
Long distance services	—	15,802	17,199	(797)	32,204
Cellular services	—	113,358	—	—	113,358
Directory and other services and sales	—	50,282	784	(5,481)	45,585

Total revenues	—	587,999	34,064	(14,083)	607,980

OPERATING COSTS AND EXPENSES:
Labor and benefits	—	185,933	1,939	(784)	187,088
Other operating expenses	(6)	211,819	22,210	(13,299)	220,724
Early retirement provision	—	1,687	—	—	1,687
Depreciation and amortization	—	120,856	1,053	—	121,909

Total operating costs and expenses	(6)	520,295	25,202	(14,083)	531,408

OPERATING INCOME	6	67,704	8,862	—	76,572

OTHER INCOME (EXPENSE), NET	32,949	(21,861)	511	(34,362)	(22,763)

INCOME BEFORE INCOME TAX EXPENSE	32,955	45,843	9,373	(34,362)	53,809

INCOME TAX EXPENSE	—	17,345	3,509	—	20,854

NET INCOME	$32,955	$28,498	$5,864	$(34,362)	$32,955

Condensed Consolidating Statements of Operations
For the six months ended June 30, 2004
(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Total
REVENUES:
Local services	$—	$280,662	$16,788	$(6,277)	$291,173
Access services	—	150,334	—	(3,753)	146,581
Long distance services	—	34,718	19,779	(42)	54,455
Cellular services	—	95,457	—	—	95,457
Directory and other services and sales	—	45,487	—	(4,591)	40,896

Total revenues	—	606,658	36,567	(14,663)	628,562

OPERATING COSTS AND EXPENSES:
Labor and benefits	—	190,511	1,670	—	192,181
Other operating expenses	178	143,445	26,705	(14,663)	155,665
Early retirement provision	—	1,635	—	—	1,635
Depreciation and amortization	—	129,252	1,133	—	130,385

Total operating costs and expenses	178	464,843	29,508	(14,663)	479,866

OPERATING INCOME	(178)	141,815	7,059	—	148,696

OTHER INCOME (EXPENSE), net	77,211	(20,296)	173	(78,429)	(21,341)

INCOME BEFORE INCOME TAX	77,033	121,519	7,232	(78,429)	127,355

INCOME TAX EXPENSE (BENEFIT)	(894)	47,504	2,818	—	49,428

NET INCOME	$77,927	$74,015	$4,414	$(78,429)	$77,927

Condensed Consolidating Statements of Cash Flows
For the six months ended June 30, 2005
(In thousands)

		Guarantor	Non-Guarantor	Total
	Parent	Subsidiary	Subsidiaries	Consolidated
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:	$—	$100,051	$8,147	$108,198

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, including removal costs	—	(79,041)	(679)	(79,720)
Proceeds from sale of building	—	1,136	—	1,136
Net salvage on retirements	—	—	—	—

Net cash used in investing activities	—	(77,905)	(679)	(78,584)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contribution	—	—	—	—
Net repayments of short-term debt, including capital leases	—	—	—	—
Dividends paid	(3,248)	—	—	(3,248)
Borrowings/(repayment) intercompany loans	3,397	(3,397)	—	—

Net cash provided by (used in) financing activities	149	(3,397)	—	(3,248)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	149	18,748	7,469	26,366

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	(149)	44,658	18,837	63,346

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$(0)	$63,405	$26,307	$89,712

Condensed Consolidating Statements of Cash Flows
For the six months ended June 30, 2004
(In thousands)

		Guarantor	Non-Guarantor	Total
	Parent	Subsidiary	Subsidiaries	Consolidated
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:	$(1,934)	$110,413	$3,377	$111,856

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, including removal costs	—	(66,120)	(13)	(66,133)
Proceeds from sale of building	—	930	—	930
Net salvage on retirements	—	203	(1)	202

Net cash used in investing activities	—	(64,987)	(14)	(65,001)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contribution	40,000	—	—	40,000
Net repayments of short-term debt, including capital leases	(29,480)	(100)	—	(29,580)
Borrowings/(repayment) intercompany loans	(8,577)	8,577	—	—

Net cash provided by financing activities	1,943	8,477	—	10,420

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9	53,903	3,363	57,275
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	12,438	9,294	21,732

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$9	$66,341	$12,657	$79,007

18.	Contingencies and Regulatory and Other Matters

The Company is involved in various legal matters and regulatory proceedings arising in the ordinary course of business. Management, after consultation with legal counsel, believes at this time that, except as disclosed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Regulatory and Other Matters,” the resolution of these matters will not have a material adverse effect on the Company’s financial condition and results of operations.

The Company is regulated by the United States Federal Communications Commission (the “FCC”) for inter-state wireline services and by the Telecommunications Regulatory Board of Puerto Rico (“TRB”) for intra-island wireline services.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
          We are the largest telecommunications service provider in Puerto Rico and the seventh largest local exchange carrier in the United States as measured by access lines in service. We have two reportable segments: Wireline and Wireless. Wireline service, which has been provided since 1914, is marketed under the PRTC brand. At June 30, 2005, we had approximately 1.2 million access lines in service, including 878,000 residential and 277,000 business lines. We market our cellular service under the Verizon Wireless brand. The Company’s off-island long distance service is provided by PRTLD and its dial-up Internet access service is provided by Coqui.net. Directory publishing revenues are generated by VISI.
          The sections that follow provide information concerning our operations and investments, both at the consolidated and segment levels, and include discussions of our results of operations, financial position and sources and uses of cash, as well as significant future commitments. In addition, we have highlighted key trends and uncertainties to the extent practicable. The content and organization of the financial and non-financial data presented in these sections are consistent with information used by our chief operating decision makers for, among other purposes, evaluating performance and allocating resources.
          Our results of operations, financial position and sources and uses of cash in the current and future periods reflect management’s focus on the following four key areas:
•	Revenue Growth — Our emphasis is on revenue transformation, devoting more resources from traditional services, where we have been experiencing access line erosion, to higher growth markets such as wireless and local data services, including digital subscriber lines (DSL); as well as expanded data services to enterprise markets. In the quarter ended June 30, 2005, revenues from the growth of wireless areas, in particular post-paid cellular services and sale of wireless equipment increased by 30% compared to the same period in 2004. In the six months ended June 30, 2005, revenue from post-paid cellular services and the sale of wireless equipment increased by 31% compared to the same period in 2004. The local data service revenues for the quarter ended June 30, 2005, decreased by 3% compared to the same period in 2004, driven by lower revenues from private lines; however, for the six months ended June 30, 2005, local data service revenues increased by 2% compared to the same period in 2004, driven by strong DSL revenue growth. The wireless and local data services revenues represented 32% of the total revenues, up from 27% of total revenues for the three and six months ended June 30, 2004. The revenue growth was driven by the addition of approximately 98,000 post-paid wireless customers, approximately 31,000 DSL customers and approximately 13,000 internet dial-up lines compared to the six months period ended June 30, 2004. For the quarter ended June 30, 2005, the revenue growth was driven by the addition of approximately 24,000 post-paid wireless customers, approximately 7,000 DSL customers and approximately 6,000 internet dial-up lines compared to the same period in 2004.

•	Operational Efficiency — While focusing resources on growth markets, we are continually challenging our management team to lower expenses, particularly through technology-assisted productivity improvements. The Company has significantly lower workforce levels compared to the same period in 2004, which will provide ongoing expense benefits. At June 30, 2004, the Company had approximately 5,223 employees compared to 4,867 at June 30, 2005. Labor and benefits expenses declined by approximately $5 million, or 2.4%, for the six months ended June 30, 2005 compared to the same period in 2004, largely as a result of 2004’s early retirement and 2005’s voluntary separation programs.

•	Capital Allocation — Capital spending has been, and will continue to be, directed toward growth markets, such as High-speed wireless data or Evolution Data Optimized (EV-DO) technologies. Replacement of the TDMA network, as well as voice over the Internet (VoIP), and expanded services offered to enterprise markets are some examples of areas of capital spending which support theses growth markets.

•	Cash Flow Generation — The financial statements reflect the management’s focus on using cash provided by our operating and investing activities to strategically reduce debt and to fund our pension plans.

     Supporting these key focus areas are continuing initiatives to more effectively package and add value to our products and services. In 2004, we introduced VoIP service that allows customers with DSL or cable-modem broadband service to make telephone calls and utilize advanced service features through an Internet connection rather than through the traditional telephone network. Innovative product bundles include local wireline services, long distance, wireless and DSL for consumer and general business retail customers. We believe that the Company’s marketing and operational efficiency efforts will enable management to counter the effects of competition and technology migration to alternative network platforms, such as wireless and VoIP. During 2004, in response to the evolving competitive landscape and customer preferences, the Company reduced the number of local calling areas from 68 to 10 calling zones. During 2006, we expect to consolidate the remaining 10 calling zones and implement a single calling area within Puerto Rico.
PUBLIC TELEPHONES OPERATIONS
     In December 2004, the Company entered into an agreement to sell the public telephone assets, subject to certain terms and conditions, to a local public telephone service provider. The transaction received regulatory approval and the transfer of assets was completed in May 2005. The disposition of the public telephone assets will enable management to focus on higher growth areas, such as wireless and broadband.
CONSOLIDATED RESULTS OF OPERATIONS
     In this section, we discuss our overall results of operations and highlight special and non-recurring items, while in the following sections, we review the performance of our two segments.
CONSOLIDATED REVENUES

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2005	2004	% Change	2005	2004	% Change
	(In millions)			(In millions)
Local	$150	$146	3%	$299	$291	3%
Network Access	52	73	(29)	118	147	(20)
Long Distance	14	25	(44)	32	54	(41)
Cellular	58	48	21	113	95	19
Directory and Other	22	20	10	46	41	12

Consolidated revenues	$296	$312	(5)	$608	$628	(3)

     Consolidated revenues for the quarter ended June 30, 2005 decreased $16 million, or 5%, to $296 million compared to $312 million for the same period in 2004. For the six months ended June 30, 2005, consolidated revenues decreased $20 million, or 3%, to $608 million from $628 million for the same period in 2004. These decreases were primarily the result of lower network access revenues and long distance revenues, which were partially offset by higher cellular revenues.
     Network access revenues for the quarter ended June 30, 2005 decreased $21 million, or 29%, to $52 million compared to $73 million for the same period in 2004. For the six months ended June 30, 2005, network access revenues decreased $29 million, or 20%, to $118 million from $147 million for the same period in 2004. These decreases were mainly driven by an adjustment of $12 million in interstate regulated access revenues driven by a lower rate base, as a result of a lower net regulated plant in service; and a decrease in intra-island access revenues resulting from the implementation of phase rate reductions required by the TRB in its Resolution and Order issued on February 28, 2002 (the “February 2002 Order”). See “Regulatory and Other Matters — Intra-Island Long Distance Access Rate Dispute”.
     Long distance revenues for the quarter ended June 30, 2005, decreased $11 million, or 44%, to $14 million compared to $25 million for the same period in 2004. For the six months ended June 30, 2005, long distance revenues decreased $22 million, or 41%, to $32 million from $54 million for the same period in 2004. These decreases were driven primarily by lower messages processed as a result of the reduction in the number of local calling areas and the migration to cellular service. See “Regulatory and Other Matters — Intra-Island Long Distance Access Rate Dispute”.

     Cellular revenues for the quarter ended June 30, 2005 increased $10 million, or 21%, to $58 million from $48 million for the same period in 2004. For the six months ended June 30, 2005, cellular revenues increased $18 million, or 19%, to $113 million from $95 million for the same period in 2004. These increases were mainly the result of an increase in the number of cellular postpaid customers due to attractive price plans and the implementation of marketing strategies to align the Company’s product and service offerings with those of Verizon Wireless in the United States.
CONSOLIDATED OPERATING EXPENSES

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2005	2004	%Change	2005	2004	%Change
	(In millions)			(In millions)
Labor and benefits	$94	$93	1%	$187	$192	(3)%
Other operating expenses	110	55	100	221	156	42

Total consolidated operating expenses	$204	$148	38	$408	$348	17

     Consolidated operating expenses for the quarter ended June 30, 2005 increased $56 million, or 38%, to $204 million from $148 million for the same period in 2004. For the six months ended June 30, 2005, consolidated operating expenses increased $60 million, or 17%, to $408 million from $348 million for the same period in 2004.
     Labor and benefit expenses for the quarter ended June 30, 2005 increased $1 million, or 1%, to $94 million from $93 million for the same period in 2004. The increase was mainly due to higher expenses for contractor and temporary employees as a result of improved service initiatives and the data service campaigns. For the six months ended June 30, 2005, labor and benefit expenses decreased $5 million, or 3%, to $187 million from $192 million for the same period in 2004. The decrease was mainly due to lower pension and OPEBs expenses, mainly associated with the impact of the federal subsidy under the Medicare Drug Act of 2003, and the early retirement and voluntary separation programs offered during 2004 and 2005. See Notes 8 and 9 to the unaudited consolidated financial statements.
     Other operating expenses for the quarter ended June 30, 2005 increased $55 million, or 100%, to $110 million from $55 million for the same period in 2004. For the six months ended June 30, 2005, other operating expenses increased $65 million, or 42%, to $221 million from $156 million for the same period in 2004. These increases were primarily due to the increase in cost of equipment sold, as a result of the corresponding significant increase in our wireless subscriber base, and the absence of a $43 million reversal during the quarter ended June 30, 2004 to the reserve associated with the February 2002 Order. See “Regulatory and Other Matters — Intra-Island Lond Distance Access Rate Dispute”.

OTHER CONSOLIDATED RESULTS

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2005	2004	%Change	2005	2004	%Change
	(In millions)			(In millions)
Retirement and voluntary separation provision	$2	$—	—%	$2	$2	—%
Depreciation and amortization	60	66	(9)	122	130	(6)
Interest expense and others	11	11	—	22	22	—
Equity income in joint venture	—	(1)	(100)	(1)	(1)	—
Minority interest in consolidated subsidiary	1	1	—	1	1	—
Income tax (benefit) expense	7	34	(79)	21	49	(57)

Total Other Consolidated Results	$81	$111	(27)	$167	$203	(18)

Retirement and voluntary separation provisions
     In May 2005, 33 eligible HIETEL employees accepted the voluntary separation program offered by the Company in March 2005. In March 2005, 46 eligible management employees accepted the voluntary separation program offered by the Company in December 2004. These programs resulted in a provision of $1.7 million during the quarter ended June 30, 2005.
     In January 2004, 19 eligible management employees accepted the early retirement program offered by the Company in December 2003, which resulted in a provision of $1.6 million.
Depreciation and amortization expense
     Depreciation and amortization expense of $60 million for the quarter ended June 30, 2005 was $6 million, or 9%, lower than for the comparable 2004 period. Depreciation and amortization expense of $122 million for the six months ended June 30, 2005 was $8 million, or 6% lower, than the same period in 2004. These decreases in depreciation and amortization expense are mainly due to the impact of the periodic review of the plant useful lives and the absence of the accelerated amortization of the TDMA networks during 2004, as a result of the managed migration of TDMA subscribers to the CDMA network.
Interest expense, net
     Interest expense of $11 million for the quarter ended June 30, 2005 remained constant in comparison with the same period of 2004, as did interest expense of $22 million for the six months ended June 30, 2005 and 2004, respectively; as approximately 90% of our debt balance carries a fixed interest rate.
Equity income from joint venture
     The $1 million equity income from joint venture for the six months ended June 30, 2005 and 2004, respectively; was generated from our 24% interest in VISI, the largest yellow page publishing company in Puerto Rico.
Minority interest in consolidated subsidiary
     The $1 million minority interest included in the Company’s results of operations for the quarter and for the six months ended June 30, 2005 and 2004, respectively, reflects the 33% interest in Coqui.net, held by Popular, Inc., one of our shareholders.
Income taxes
     The effective income tax rate is the provision for income taxes as a percentage of income before tax from continuing operations. A $7 million tax provision for the quarter ended June 30, 2005 reflects a 37.8% effective tax rate. For the six months ended June 30, 2005 a $21 million tax provision reflects a 37.8% effective tax rate. The difference in the tax provision between the effective and the statutory tax rate of 39%, primarily represents permanent differences related to recognition of equity income from the joint venture and amortization of tax deductible goodwill.

SEGMENT RESULTS OF OPERATIONS
     The Company has two reportable segments, Wireline and Wireless. See Note 16 to the unaudited condensed consolidated financial statements for additional information on the Company’s segments. Reclassifications of prior period’s data have been made to conform to the current period’s presentation.
     The Wireline segment consists of:
•	Local services, including basic voice, telephone and telecommunications equipment rentals, value-added services, high-speed data services, Internet access and public phone service;

•	Long distance services including direct dial on-island and off-island, operator assisted calls, and prepaid calling card;

•	Access services to long distance carriers, competitive local exchange carriers, and wireless operators for originating and terminating calls on the Company’s network;

•	Directory publishing rights services; and

•	Telecommunication equipment sales and billing and collection services to competing long distance operators in Puerto Rico.

The Wireless segment consists of:

•	Postpaid and Prepaid services; and

•	Wireless equipment sales.

WIRELINE REVENUES

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2005	2004	%Change	2005	2004	% Change
	(In millions)			(In millions)
Local	$154	$148	4%	$306	$296	3%
Network Access	53	74	(28)	121	148	(18)
Long Distance	13	23	(43)	31	53	(42)
Directory and Other	15	16	(6)	30	33	(9)

Total Wireline	$235	$261	(10)	$488	$529	(8)

OPERATING DATA

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2005	2004	%Change	2005	2004	% Change
	(In millions)			(In millions)
Access Lines in Service (000’s):
Residential	878	909	(3)%	878	909	(3)%
Business	277	285	(3)	277	285	(3)

Total	1,155	1,194	(3)	1,155	1,194	(3)

     Wireline revenues include local service, network access, long distance, directory and other revenues. For the quarter ended June 30, 2005, wireline revenues decreased $26 million, or 10%, to $235 million from $261 million for the same period in 2004. For the six months ended June 30, 2005, wireline revenues decreased $41 million, or 8%, to $488 million from $529 million for the same period in 2004. These decreases in wireline revenues are primarily attributed to lower intra island long distance and access revenues as the number of calling areas were reduced from 68 to 10 and the implementation in April 2005 of the last access phased-rate reduction in accordance with the February 2002 Order. See “Regulatory and Other Matters — Intra-Island Long Distance Access Rate Dispute”.
Local Services
     Local service revenues include revenues from basic voice, telephone and telecommunications equipment rental, value-added services, high-speed data services, Internet access, and public phone service. Local service revenues for the quarter ended June 30, 2005 increased $6 million, or 4%, to $154 million from $148 million for the comparable 2004 period. The increase is primarily due to increased revenues from local data services of $3 million and from local voice services of $2 million. The increase in revenues from local data services was primarily driven by an increase in the number of customers requesting private services, such as T-1, and special services, such as DSL, resulting in a $3 million increase in both private services revenues and DSL revenue. The increase in local voice services revenues was mainly driven by higher directory assistance revenue of $2 million, due to an increase in directory assistance rates from $.50 to $.75 effective in November 2004.
     Local service revenues for the six months ended June 30, 2005 increased $10 million, or 3%, to $306 million from $296 million for the same period in 2004. The increase was driven by increased revenues from local data services of $7 million and local voice services of $3 million. The increase in revenues from local data services was primarily driven by an increase in the number of customers requesting private services, such as T-1, and special services, such as DSL, which resulted in an increase of $3 million in private services revenues and $4 million in DSL revenue. The increase in local voice services revenues was mainly driven by higher directory assistance revenue of $3 million due to increase in directory assistance rates from $.50 to $.75 effective in November 2004.

Network Access
     Network access revenues include revenues from services provided to long distance carriers, competitive local exchange carriers, and cellular and paging operators to originate and terminate calls on our network. These revenues for the quarter ended June 30, 2005 decreased $21 million, or 28%, to $53 million compared to $74 million for the same 2004 period. The decrease was driven by a decrease in intra-island access revenues of $4 million due to the implementation of the last phase rate reduction as agreed with the TRB in the February 2002 Order, later defined and included in the integrated plan, a decrease of $14 million in interstate regulated access revenues driven by a lower rate base, as a result of a lower net regulated plant in service and a decrease in off-island switching and special access revenue of $3 million due to a decrease in average rates. See “Regulatory and Other Matters — Intra-Island Long Distance Access Rate Dispute”.
     These revenues for the six months ended June 30, 2005 decreased $27 million, or 18%, to $121 million from $148 million for the same period in 2004. The decrease was driven by a decrease in intra-island access revenues of $7 million due to the implementation of the last phase rate reduction as agreed with the TRB in the February 2002 Order, later defined and included in the integrated plan, a decrease of $13 million in interstate regulated access revenues driven by a lower rate base, as a result of a lower net regulated plant in service and a decrease in off-island switching and special access revenue of $6 million due to a decrease in average rates. See “Regulatory and Other Matters — Intra-Island Long Distance Access Rate Dispute”.
Long Distance
     Long distance revenues include direct dial on-island and off-island, operator-assisted calls and prepaid calling card revenues. Long distance revenues for the quarter ended June 30, 2005 decreased $10 million, or 43%, to $13 million from $23 million for the comparable 2004 period. The decrease is associated to lower messages processed, primarily as a result of the reduction in local calling areas, from 68 to 10.
     Long distance revenues for the six months ended June 30, 2005, decreased $22 million, or 42%, to $31 million from $53 million for the same 2004 period. The decrease was due to a decrease in intra-island long distance revenues as a result of the gradual reduction in local calling areas during 2004, from 68 to 10, and the resulting lower intra-island call volumes.
Directory and Other
     Directory and other revenues include revenues from directory publishing rights, telecommunication equipment sales and billing and collection services provided to competing long distance operators in Puerto Rico. Directory and other revenues for the quarter ended June 30, 2005 decreased $1 million, or 6%, to $15 million from $16 million for the same period in 2004. The decrease is associated with the billing and collections revenue decrease of $1 million, primarily as a result of a decrease in the rates.
     Directory and other revenues for the six months ended June 30, 2005 decreased $3 million, or 9%, to $30 million from $33 million for the same period in 2004. The decrease is associated with a decrease in billing and collections revenues of $2 million due to a rate reduction; and a decrease in CPE maintenance of $1 million.
WIRELINE EXPENSES AND CHARGES

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2005	2004	%Change	2005	2004	%Change
	(In millions)			(In millions)
Labor an d benefits	$86	$85	1%	$170	$176	(3)%
Other operating expenses	67	26	158	136	98	39

Total Wireline	$153	$111	38	$306	$274	12

     Wireline expenses for the quarter ended June 30, 2005 increased $42 million, or 38%, to $153 million from $111 million for the same period in 2004. Wireline expenses for the six months ended June 30, 2005 increased $32 million, or 12%, to $306 million from $274 million for the same period in 2004.
Labor and benefits
     Labor and benefit expenses for the quarter ended June 30, 2005 increased $1 million, or 1%, to $86 million from $85 million for the same period in 2004, mainly due to higher expenses for temporary employees as a result of the data service campaigns.
     Labor and benefit expenses for the six months ended June 30, 2005 decreased $6 million, or 3%, to $170 million from $176 million for the same period in 2004, due to a decrease in OPEBs expense recognition of $8 million, mainly associated with the changes in benefits and the impact of the federal subsidy under the Medicare Drug Act of 2003, offset in part by an increase in expenses for temporary employees of $2 million as a result of the data service campaigns.
Other operating expenses
     Other operating expenses for the quarter ended June 30, 2005 increased $41 million, or 158%, to $67 million from $26 million for the same period in 2004. The increase was mainly due to the absence of the reversal of $43 million to the reserve associated with the February 2002 Order, which was adjusted during the second quarter ended June 30, 2004.
     Other operating expenses for the six months ended June 30, 2005 increased $38 million, or 39%, to $136 million from $98 million for the same 2004 period. The increase was primarily due to the absence of the reversal of $43 million to the reserve associated with the February 2002 Order, which was adjusted during the second quarter ended June 30, 2004, offset in part by lower interconnection charges of $5 million due to lower rates charged by a major carrier and to a decrease in the traffic.
WIRELESS REVENUES

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2005	2004	%Change	2005	2004	% Change
	(In millions)			(In millions)
Postpaid Cellular	$53	$42	26%	$106	$85	25%
Prepaid Cellular	4	5	(20)	9	11	(18)

Total Cellular	57	47	21	115	96	20
Wireless Equipment and Other	8	7	14	18	11	64

Total Wireless	$65	$54	20	$133	$107	24

OPERATING DATA

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2005	2004	% Change	2005	2004	% Change
	(In millions)			(In millions)
Cellular Customers (000’s):
Postpaid	344	246	40%	344	246	40%
Prepaid	100	103	(3)	100	103	(3)

Total	444	349	27	444	349	27

Postpaid Cellular Average Revenue Per Unit (ARPU)	$51	$58	(12)%	$53	$56	(5)%
Prepaid Cellular ARPU	14	17	(18)	14	16	(13)
Combined Cellular ARPU	43	46	(7)	44	44	—
     Revenues from cellular services and related equipment sales for the quarter ended June 30, 2005 increased $11 million, or 20%, to $65 million from $54 million for the comparable 2004 period. Revenues from cellular services and related equipment sales for the six months ended June 30, 2005 increased $26 million, or 24%, to $133 million from $107 million for the comparable 2004 period. These increases are driven by strong postpaid cellular subscriber growth.

Cellular Services
     Cellular service revenues for the quarter ended June 30, 2005 increased $10 million, or 21%, to $57 million from $47 million for the same period in 2004. For the six months ended June 30, 2005, cellular services increased $19 million, or 20%, to $115 million from $96 million for the same period in 2004. These increases were primarily the result of an increase of 98,000 postpaid cellular customers for the six months ended June 30, 2005, compared to the same period in 2004.
Wireless Equipment and other
     Revenues from wireless equipment sales and other for the quarter ended June 30, 2005 increased $1 million, or 14%, to $8 million from $7 million for the comparable 2004 period. For the six months ended June 30, 2005, revenues from wireless equipment sales and other increased $7 million, or 64%, to $18 million from $11 million for the comparable period of 2004. These increases are the result of strong customer growth and postpaid contract renewals.
WIRELESS EXPENSES AND CHARGES

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2005	2004	% Change	2005	2004	%Change
	(In millions)			(In millions)
Labor and benefits	$8	$7	14%	$17	$15	13%
Other operating expenses	47	33	43	96	65	48

Total Wireless	$55	$40	38	$113	$80	41

     Wireless expenses for the quarter ended June 30, 2005 increased $15 million, or 38%, to $55 million from $40 million for the same period in 2004. Wireless expenses for the six months ended June 30, 2005 increased $33 million, or 41%, to $113 million from $80 million for the same period in 2004.
Labor and benefits
     Labor and benefit expenses for the quarter ended June 30, 2005 increased $1 million, or 14%, to $8 million from $7 million compared with the same period in 2004, due to an increase in commission expense and expenses for temporary employees related to sales programs.
     Labor and benefit expenses for the six months ended June 30, 2005 increased $2 million, or 13%, to $17 million from $15 million for the same period in 2004, due to an increase in commissions expense, expenses for temporary employees and overtime directly related to the increase in wireless equipment sold.
Other operating expenses
     Other operating expenses for the quarter ended June 30, 2005 increased $14 million, or 43%, to $47 million from $33 million for the comparable 2004 period. The increase was due to a higher equipment cost of sales of $7 million, higher wireless commission expense of $2 million, higher transmission costs of $1 million, higher cellular roaming expense of $1 million, and higher advertising and other expenses of $3 million.
     Other operating expenses for the six months ended June 30, 2005 increased $31 million, or 48%, to $96 million from $65 million for the comparable 2004 period. The increase was primarily due to a higher equipment cost of sales of $14 million, higher wireless commission expense of $4 million, higher transmission costs of $1 million, higher cellular roaming expense of $2 million, higher interconnection charges of $2 million, higher advertising and other expenses of $8 million.

LIQUIDITY AND CAPITAL RESOURCES
CONSOLIDATED FINANCIAL CONDITION
SIX MONTHS ENDED JUNE 30, 2005 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2004

	Six Months Ended June 30,
	2005	2004	Change
	(in millions)
Cash flows from (used in):
Operations	$108	$112	($4)
Investing	(79)	($65)	($14)
Financing	(3)	$10	($13)
OVERALL LIQUIDITY ASSESSMENT
     The Company believes that cash provided by operations is sufficient to meet its working capital needs. At June 30, 2005, current liabilities exceeded current assets by $301 million due to the reclassification of the senior note that due on May 15, 2006 from long-term debt to short-term debt. We believe our sources of funds, from operations, and from readily available external financing arrangements, are sufficient to meet ongoing requirements.
     On March 1, 2005, the Company entered into a new unsecured, undrawn $400 million 364-day revolving credit facility, which matures in February 28, 2006, substituting the prior undrawn facility which matured on March 2, 2005. The Company also has an undrawn $40 million working capital credit facility, which matures on June 30, 2006, and replaced the prior facility which matured on June 30, 2005. See Note 13 to the unaudited condensed consolidated financial statements for more detailed information.
OPERATIONS
     Cash from operations continued to be our primary source of funds. The $4 million decrease for the six months ended June 30, 2005 compared to same period in 2004 was primarily due to higher pension and OPEBs contributions of $6 million, which are part of management’s strategy to fully fund the pension plans by 2007; offset in part by lower voluntary separation program payments of $1 million and lower real property tax payments of $1 million.
INVESTING
     Net cash used in investing activities for the six months ended June 30, 2005 was $79 million compared to $65 million for the same period in 2004. The $14 million increase in net cash used in investing activities was due to an increase in capital expenditures on our wireless network and cable equipment.
     We have invested approximately $1.3 billion from the date of the Acquisition through June 30, 2005 to expand and enhance our networks. Our planned capital expenditures for 2005 are approximately $155 million, which we expect to finance with internally generated funds.
FINANCING
     We reduced outstanding debt, including capital leases, by $2 million for the six months ended June 30, 2005, and $33 million for the six months ended June 30, 2004. Borrowings under term credit facilities, working capital facilities and commercial paper decreased from $153 million at December 31, 2003 to $123 million at June 30, 2004. During the first quarter ended March 31, 2004, the Company paid $30 million of commercial paper reducing the balance at March 31, 2004 to zero.

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
     The shareholders’ agreement requires the payment of dividends equal to at least 50% of consolidated net income, payable quarterly to the extent funds are legally available. For the six months ended June 30, 2005, the Company paid a dividend of $3.2 million which was declared in the first quarter ended March 31, 2005. For the six months ended June 30, 2004 the Company did not pay any dividends. The senior note indentures and credit facility agreements do not contain restrictions on the payment of dividends.
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
INTRA-ISLAND LONG DISTANCE ACCESS RATE DISPUTE (K-2)
     In 1997, several long-distance carriers filed a complaint against the Company before the Telecommunications Regulatory Board (TRB) alleging that the Company’s access tariff was not cost based as required by law. On February 28, 2002, the TRB issued a Resolution and Order (the “February 2002 Order”) instructing the Company to reduce such access rates and requiring other obligations from the Company. The Company appealed the TRB’s Order but subsequently settled with the complainants and the TRB. As part of its settlement with the TRB, the Company agreed to reduce the access charge, eliminate touch tone charges and provide its single line residential customers certain credits on their phone bills. In return, it was allowed to reduce its local calling zones from 68 to 10 and phase in an “Extended Area Service” surcharge on all of its local customers. As of this date, the Company has complied with all of its obligations under the settlement agreement and has completely phased in the surcharge except in a reduced area of its territory, which will be completed by December 2005.
SINGLE ZONE
     On April 6, 2005, PRTC filed before the TRB a new tariff structure for basic telephone service which would have eliminated all intra-LATA long distance charges by reducing its existing local calling areas from 10 to 1 (the Single Zone Plan). As later amended, the Single Zone Plan is scheduled to take effect on January 6, 2006.
     On May 17, 2005 and May 20, 2005, TLD and WorldNet filed separate complaints challenging the legality of PRTC’s Single Zone Plan. Plaintiff’s alleged in their complaint that: (1) PRTC’s new tariff is not based on cost; (2) said tariff will eliminate the intra-island long distance market.
     The TRB has established a schedule to resolve these complaints and determine the validity of the Single Zone Plan. The proceedings will include a hearing on August 16, 2005 to determine the cost methodology that will apply to the Company’s new tariffs and a hearing on the merits of the complaints on December 6th thru 9th, 2005. PRTC has the burden of proving that the tariffs proposed under the Single Zone Plan are based on cost. PRTC is developing its regulatory, legal and marketing strategies.
PUBLIC TELEPHONE SERVICE PROVIDER — ANTI COMPETITIVE ACTIONS
     On August 16, 2002, PSA, the parent company of Phoenix of Puerto Rico, filed a lawsuit against PRTC in the United States Bankruptcy Court for the District of Delaware, claiming anti competitive acts. The claims have since been transferred to the United States District Court of Delaware. The disputes between the two parties include an administrative claim by PRTC against PSA, and a claim of over $9 million by PSA against PRTC. The United States District Court of Delaware granted a PRTC motion to change venue to Puerto Rico and the motion to dismiss is currently pending before the United States District Court of Puerto Rico. On September 24, 2004, the Court issued an Opinion and Order granting PRTC’s motion to dismiss. PSA appealed to the Circuit Court and oral arguments are scheduled for September 8, 2005.
TOUCHTONE CHARGES
     On November 17, 2003, six residential subscribers and eight business service subscribers filed a class action suit with the Court of First Instance of Puerto Rico (the “Court”) under the Puerto Rico Telecommunications Act of 1996 (“Act”) and the Puerto Rico Class Action Act of 1971. The plaintiffs have claimed that the Company’s charges for touchtone service are not based on cost, and therefore violate the Act. The plaintiffs have requested that the Court (i) issue an order certifying the case as a class action, (ii) designate the plaintiffs as representative of the class, (iii) find that the charges are illegal, and (iv) order the Company to reimburse every subscriber for excess payments made since September 1996. On December 30, 2003, PRTC filed its answer to the complaint and requested dismissal on the grounds that the claim is not a legitimate class action suit. On February 17, 2004, the plaintiffs filed their first set of interrogatories and request for admissions to initiate discovery. A status conference was held on April 30, 2004 and the Court ruled that at this stage of the proceedings the discovery process would be addressed and that the discovery would not be limited to the determination of the class despite PRTC’s request to limit discovery in such manner.
     On June 28, 2004, a second hearing was held. During this hearing PRTC was ordered to submit responses to the plaintiffs’ request for admissions and to their first and second sets of interrogatories. PRTC submitted its responses to the plaintiffs’ request for admissions and to their first and second sets of interrogatories on July 6 and July 16, 2004, respectively. However, these responses were limited to the issue of class certifications, and the interrogatories and requests for admissions relating to the merits of the case were objected to and a protective order was requested. The Court denied PRTC’s requests and ordered full responses. On July 16, 2004, PRTC filed a writ of certiorari with the Puerto Rico Court of Appeals seeking reversal of the Court’s order allowing discovery concerning the merits of the case before the class certification issue is resolved. On October 13, 2004, plaintiffs filed a motion opposing PRTC’s writ of certiorari. The PR Court of Appeals denied PRTC’s writ of certiorari requesting the reversal of a Superior Court order allowing unlimited discovery.
     On November 15, 2004, the Court held an evidentiary hearing in order to determine if this case will be certified as a class action. At the hearing, the Judge ordered PRTC to comply with the plaintiffs’ discovery requests with respect to the merits and PRTC has now done so. On May 9, 2005, the Court issued a Resolution and Order certifying the class. On May 25, 2005, PRTC filed reconsideration to the Court’s determination of the class certification and a hearing was scheduled for June 20th, 2005. After said hearing, the Court denied PRTC’s reconsideration request. Notwithstanding, during the hearing the Court allowed the intervention (amicus curiae) of Puerto Rico Electric Power Authority and the Puerto Rico Aqueduct and Sewer Authority.
     On July 7, 2005, PRTC filed a reply to plaintiff’s opposition to a motion for summary judgment filed earlier by PRTC and, on July 28, 2005, PRTC filed a certiorari petition requesting the P.R. Appeals Court to overturn the Court’s decision to certify the class.
CTI ASSET TRANSFER
     Prior to the Acquisition, PRTC transferred its net wireless assets on September 1, 1998 to CTI (which became Verizon Wireless, a division of PRTC, on May 1, 2002). Our predecessors later filed a waiver request in 1998 with the FCC to record this transfer at book value instead of fair value. Since our predecessors had not included the costs of wireless operations in the regulated rate setting process, we argued that ratepayers did not bear the cost of our predecessors’ wireless investment. The FCC denied the Company’s waiver petition in April 2001, but recognized that the cellular and paging assets had been removed from the interstate rate base even though it had questions concerning certain costs and expenses.
     Separately, the TRB initiated an agreed upon procedures audit of the Company, which included an audit of its compliance with the FCC’s affiliate transactions rules and the CTI asset transfer. On May 5, 2005, the Agreed upon Procedures Audit Report was delivered to PRTC. The report confirms that PRTC complied with the affiliate transaction rules. With respect to the CTI asset transfer, the audit report essentially repeats the FCC’s conclusions. The Audit is pending final approval by the TRB.
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
     The FCC delayed conversion to price cap regulation until June 30, 2002, and the Company requested an extension until June 30, 2003. Under an order issued by the FCC on April 18, 2002, the Company is no longer required to file a waiver request until the FCC completes its review of the “all-or-nothing” rule. In addition, upon the issuance of an Order and Second Further Notice of Proposed Rulemaking (the “Order”) by the FCC on February 28, 2004, the FCC deferred further action on the all-or-nothing rule until it reviews the record compiled in response to the notice included in the Order. Additionally, in the Order the FCC stated that all outstanding interim waivers of the all-or-nothing rule that depend on the FCC’s decision shall continue to be effective until the FCC issues a final order on this matter. As a result, the Company currently continues to set its interstate access rates based on rate-of-return principles.
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
     The following important factors could affect future results and could cause those results to differ materially from those expressed in the forward-looking statements: (1) materially adverse changes in economic and industry conditions in Puerto Rico and labor matters, including workforce levels and labor negotiations, and any resulting financial and/or operational impact in the markets served by us; (2) material changes in available technology; (3) the final resolution of regulatory initiatives and proceedings, including arbitration proceedings pertaining to, among other matters, the terms of interconnection, access charges, universal service, unbundled network elements and resale rates; (4) changes in our accounting policies that may be required by regulatory agencies, including the Securities and Exchange Commission (“SEC”) or that result from changes in the accounting policies or their application, which could result in an impact on earnings; and (5) the extent, timing, success and overall effects of competition from others in the Puerto Rico telecommunications service industry.
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
     The Company’s depreciation expense is based on the composite group remaining life method using straight-line composite rates. This method provides for the recognition of the cost of the remaining net investment in telephone plant over the remaining asset lives. This method also requires a periodic evaluation of the average remaining useful lives related to the expected recoverability of the carrying value of assets based on changes in technology, environmental factors, the federal and local regulatory environment, industry and other competitive forces. Effective July 2004, the Company revised its plant useful lives estimates based on a detailed review of the lives underlying the depreciation rates. The depreciation rate revisions reflect expected useful lives resulting from the impact of technology and future competition and more closely approximate the assumptions used by other telephone companies. The revision resulted in a decrease in depreciation expense by approximately $3.3 million for the year 2004 and for the six months ended June 30, 2005, respectively.
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
     The following table summarizes the fair value of our senior notes and interest rate swap at June 30, 2005 and December 31, 2004 and provides a sensitivity analysis of the fair values of these instruments assuming a 100 basis point increase or decrease in the yield curve. The sensitivity analysis does not include the fair values of our floating-rate debt since it is not significantly affected by changes in market interest rates.

	Fair Value
	Assuming 100 Basis Point
	Book Value	Fair Value	Increase	Decrease
	In Thousands
June 30, 2005

Senior Notes	$699,898	$731,310	$717,112	$746,014
Interest rate swap	(945)	(945)	(2,038)	153

Total	$698,953	$730,365	$715,074	$746,167

December 31, 2004

Senior Notes	$699,876	$735,790	$718,569	$753,663
Interest rate swap	3	3	(1,813)	1,834

Total	$699,879	$735,793	$716,756	$755,497

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
Date: August 15, 2005

By:	/s/ Adail Ortiz

Name: Adail Ortiz
Title: Vice President Finance and Chief Financial Officer
Date: August 15, 2005

By:	/s/ Raúl E. García

Name: Raúl E. García
Title: Controller
Date: August 15, 2005

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION
3.1	Certificate of Incorporation of Telecomunicaciones de Puerto Rico, Inc. (Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement filed on Form S-4, as amended (File 333-85503)).

3.2	Certificate of Amendment to the Certificate of Incorporation of Telecomunicaciones de Puerto Rico, Inc. (Incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (File 333-85503)).

3.3	By-Laws of Telecomunicaciones de Puerto Rico, Inc. (Incorporated by reference to Exhibit 3.4 of the Company’s Registration Statement filed on Form S-4, as amended (File 333-85503)).

4.1	Trust Indenture dated as of May 20, 1999 between Telecomunicaciones de Puerto Rico, Inc. and The Bank of New York. (Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement filed on Form S-4, as amended (File 333-85503)).

10.1	Shareholders Agreement, dated as of March 2, 1999, by and among Telecomunicaciones de Puerto Rico, Inc., GTE Holdings (Puerto Rico) LLC, GTE International Telecommunications Incorporated, Popular, Inc., Puerto Rico Telephone Authority and the shareholders of Telecomunicaciones de Puerto Rico, Inc., who shall from time to time be parties thereto as provided therein. (Incorporated by reference to Exhibit 10.5 of the Company’s Registration Statement filed on Form S-4, as amended (File 333-85503)).

10.2	Non-Competition Agreement, dated as of March 2, 1999, by and among Telecomunicaciones de Puerto Rico, Inc, GTE Holdings (Puerto Rico) LLC, GTE International Telecommunications Incorporated, Popular, Inc., Puerto Rico Telephone Authority, and the Government Development Bank for Puerto Rico. (Incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement filed on Form S-4, as amended (File 333-85503)).

10.3	Trust Agreement of the Employee Stock Ownership Plan of Telecomunicaciones de Puerto Rico, Inc., dated as of March 2, 1999, by and between U.S. Trust, National Association and Telecomunicaciones de Puerto Rico, Inc. (Incorporated by reference to Exhibit 10.12 of the Company’s Registration Statement filed on Form S-4, as amended (File 333-85503)).

10.4	ESOP Loan Agreement, dated as of March 2, 1999, by and between the Trust of the Employee Stock Ownership Plan of Telecomunicaciones de Puerto Rico, Inc. and Telecomunicaciones de Puerto Rico, Inc. (Incorporated by reference to Exhibit 10.13 of the Company’s Registration Statement filed on Form S-4, as amended (File 333-85503)).

10.5	Pledge Agreement, dated as of March 2, 1999, by and between the Trust of the Employee Stock Ownership Plan of Telecomunicaciones de Puerto Rico, Inc. and Telecomunicaciones de Puerto Rico, Inc. (Incorporated by reference to Exhibit 10.15 of the Company’s Registration Statement filed on Form S-4, as amended (File 333-85503)).

10.6	Tag Along Agreement, dated as of March 2, 1999, by and among GTE Holdings (Puerto Rico) LLC, GTE International Telecommunications Incorporated, and the Trust of the Employee Stock Ownership Plan of Telecomunicaciones de Puerto Rico, Inc. (Incorporated by reference to Exhibit 10.16 of the Company’s Registration Statement filed on Form S-4, as amended (File 333-85503)).

10.7	Commercial Paper Dealer Agreement 4(2) Program among Telecomunicaciones de Puerto Rico, Inc., as Issuer; Puerto Rico Telephone Company, Inc. and Celulares Telefónica, Inc., as Guarantors; and Merrill Lynch Money Markets Inc., as Dealer for notes with maturities up to 240 days; Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Dealer for notes with maturities over 270 days up to 365 days. Concerning notes to be issued pursuant to an Issuing and Paying Agency Agreement dated as of November 9, 2000 between the Issuer and The Chase Manhattan Bank, as Issuing and Paying Agent. (Incorporated by reference to Exhibit 10.25 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File 333-85503)).

EXHIBIT
NUMBER	DESCRIPTION
10.8	Commercial Paper Dealer Agreement 4(2) Program among Telecomunicaciones de Puerto Rico, Inc., as Issuer; Puerto Rico Telephone Company, Inc. and Celulares Telefónica, Inc., as Guarantors; and Salomon Smith Barney Inc., as Dealer. Concerning notes to be issued pursuant to an Issuing and Paying Agency Agreement dated as of November 9, 2000 between the Issuer and The Chase Manhattan Bank, as Issuing and Paying Agent. (Incorporated by reference to Exhibit 10.26 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File 333-85503)).

10.9	Commercial Paper Dealer Agreement 4(2) Program among Telecomunicaciones de Puerto Rico, Inc., as Issuer; Puerto Rico Telephone Company, Inc. and Celulares Telefónica, Inc., as Guarantors; and Banc of America Securities LLC. Concerning notes to be issued pursuant to an Issuing and Paying Agency Agreement dated as of November 9, 2000 between the Issuer and The Chase Manhattan Bank, as Issuing and Paying Agent. (Incorporated by reference to Exhibit 10.27 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File 333-85503)).

10.10	Commercial Paper Dealer Agreement 4(2) Program among Telecomunicaciones de Puerto Rico, Inc., as Issuer; Puerto Rico Telephone Company, Inc. and Celulares Telefónica, Inc., as Guarantors; and Popular Securities, Inc., as Dealer for notes with maturities up to 365 days. Concerning notes to be issued pursuant to an Issuing and Paying Agency Agreement dated as of November 9, 2000 between the Issuer and The Chase Manhattan Bank, as Issuing and Paying Agent. (Incorporated by reference to Exhibit 10.28 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File 333-85503)).

10.11	Issuing and Paying Agency Agreement dated as of November 9, 2000, by and among Telecomunicaciones de Puerto Rico, Inc., as Issuer, Puerto Rico Telephone Company and Celulares Telefónica, Inc., as Guarantors, and The Chase Manhattan Bank, as Issuing and Paying Agent. (Incorporated by reference to Exhibit 10.29 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File 333-85503)).

10.12	Letter Amendment, to the March 2, 1999 Shareholders Agreement, dated as of May 25, 2001, by and among Telecomunicaciones de Puerto Rico, Inc., GTE Holdings (Puerto Rico) LLC, GTE International Telecommunications Incorporated, Popular, Inc., and the Puerto Rico Telephone Authority. (Incorporated by reference to Exhibit 10.25 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001 (File 333-85503)).

10.13	ISDA Master Agreement, dated August 29, 2001, by and among Telecomunicaciones de Puerto Rico, Inc., as the Counterparty, Puerto Rico Telephone Company and Celulares Telefónica, Inc., as Guarantors, and Bank of America, N.A., as the Bank. (Incorporated by reference to Exhibit 10.27 of the Company’s Quarterly Report on Form 10-Q for the period ended September 31, 2001 (File 333-85503)).

10.14	ISDA Master Agreement, dated August 29, 2001, by and among Telecomunicaciones de Puerto Rico, Inc., as the Counterparty, Puerto Rico Telephone Company and Celulares Telefónica, Inc., as Guarantors, and Citibank, N.A., as the Bank. (Incorporated by reference to Exhibit 10.28 of the Company’s Quarterly Report on Form 10-Q for the period ended September 31, 2001 (File 333-85503)).

10.15	$75,000,000 3-Year term credit agreement dated as of August 19, 2002, among Telecomunicaciones de Puerto Rico, Inc., as Borrower, Puerto Rico Telephone Company, Inc., as Guarantor, and The Bank of Nova Scotia, as Lender and Administrative Agent. (Incorporated by reference to Exhibit 10.28 of the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2002 (File 333-85503)).

10.16	Collective Bargaining Agreement between the Puerto Rico Telephone Company and the Independent Union of Telephone Employees of Puerto Rico effective from January 18, 2003 until January 17, 2006. Approved on February 13, 2003. (Incorporated by reference to Exhibit 10.30 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File 333-85503)).

10.17	Collective Bargaining Agreement between the Puerto Rico Telephone Company and the Independent Brotherhood of Telephone Company Employees effective from January 1, 2004 until December 31, 2008. Approved on April 15, 2004. (Incorporated by reference to Exhibit 10.29 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (File 333-85503)).

EXHIBIT
NUMBER	DESCRIPTION
10.18	$40,000,000 working capital revolving credit agreement dated as of June 30, 2004, among Telecomunicaciones de Puerto Rico, Inc., as Borrower, Puerto Rico Telephone Company, Inc., as Guarantor and Banco Popular de Puerto Rico, as Lender and Administrative Agent. (Incorporated by reference to Exhibit 10.30 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File 333-85503)).

10.19	Collective Bargaining Agreement between the Puerto Rico Telephone Company and the Independent Union of Telephone Employees of Puerto Rico effective from January 18, 2003 until January 17, 2006. Approved on February 13, 2003. English Version. (Incorporated by reference to Exhibit 10.31 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File 333-85503)).

10.20	Collective Bargaining Agreement between the Puerto Rico Telephone Company and the Independent Brotherhood of Telephone Company Employees effective from January 1, 2004 until December 31, 2008. Approved on April 15, 2004. English Version. (Incorporated by reference to Exhibit 10.32 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File 333-85503)).

10.21	$30,000,000 1-Year term credit agreement dated as of May 17, 2004, among Telecomunicaciones de Puerto Rico, Inc., as Borrower, Puerto Rico Telephone Company, Inc., as Guarantor and Banco Bilbao Vizcaya Argentaria Puerto Rico, as Administrative Agent. (Incorporated by reference to Exhibit 10.33 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File 333-85503)).

10.22	364-Day Credit Agreement dated as of March 1, 2005, among Telecomunicaciones de Puerto Rico, Inc., as Borrower, Puerto Rico Telephone Company, Inc., as Guarantor, the Initial Lenders named therein, Citibank, N.A., as Administrative Agent, Banco Bilbao Vizcaya Argentaria Puerto Rico and Bank of Nova Scotia, as Syndication Agents, and Banco Popular de Puerto Rico and Firstbank Puerto Rico, as Co-documentation Agents. (Incorporated by reference to Exhibit 10.34 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File 333-85503)).

10.23	First amendment dated June 30, 2005 to the $40,000,000 revolving credit agreement dated as of June 30, 2004, among Telecomunicaciones de Puerto Rico, Inc., as Borrower, Puerto Rico Telephone Company, Inc., as Guarantor and Banco Popular de Puerto Rico, as Lender and Administrative Agent. (Filed herewith).

31.1	Certification of Principal Executive Officer (Filed herewith).

31.2	Certification of Principal Financial Officer (Filed herewith).

32.1	Certification Required by 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith).