Form 10-Q
period 2005-09-30
TELECOMUNICACIONES DE PUERTO RICO INC
filed 2005-11-14
CIK 1089357

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: September 30, 2005
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
YES ☑ NO ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑
At November 14, 2005, 25 million shares of no par common stock of the registrant were outstanding.

INDEX
Telecomunicaciones de Puerto Rico, Inc. and Subsidiaries

Telecomunicaciones de Puerto Rico, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands)

	(Unaudited)
	September 30,	December 31,
	2005	2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$37,784	$63,346
Accounts receivable, net of allowance for doubtful accounts of $82,023 and $106,090 in 2005 and 2004, respectively	237,851	270,914
Deferred income tax	18,665	28,054
Inventory and supplies, net	35,805	28,158
Prepaid expenses	38,415	26,616

Total current assets	368,520	417,088
PROPERTY, PLANT AND EQUIPMENT, net	1,384,194	1,459,459
GOODWILL	126,927	126,927
INTANGIBLES, net	204,976	196,820
DEFERRED INCOME TAX	214,806	235,886
OTHER ASSETS	97,802	109,102

TOTAL ASSETS	$2,397,225	$2,545,282

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$420,040	$93,168
Other current liabilities	199,124	216,187

Total current liabilities	619,164	309,355
LONG-TERM DEBT, excluding current portion	300,308	703,556
PENSION AND OTHER POST-EMPLOYMENT BENEFITS	562,506	607,115
OTHER NON-CURRENT LIABILITIES	153,795	186,781

Total liabilities	1,635,773	1,806,807

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY	17,139	15,010

SHAREHOLDERS’ EQUITY:
Common stock	704,386	704,386
Deferred ESOP compensation	(25,172)	(25,172)
Retained earnings	231,804	210,956
Accumulated other comprehensive loss, net of taxes	(166,705)	(166,705)

Total shareholders’ equity	744,313	723,465

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,397,225	$2,545,282

The accompanying notes are an integral part of these financial statements.

Telecomunicaciones de Puerto Rico, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Unaudited)		(Unaudited)
REVENUES:
Local services	$154,137	$146,302	$452,981	$437,475
Access services	61,845	59,469	179,834	206,050
Long distance services	18,057	21,844	50,261	76,299
Cellular services	62,012	49,425	175,370	144,882
Directory services and other	26,340	23,901	71,924	64,797

Total revenues	322,391	300,941	930,370	929,503

OPERATING COSTS AND EXPENSES:
Labor and benefits	89,864	88,456	276,952	280,637
Other operating expenses	124,126	98,272	344,849	253,937
Early retirement and voluntary separation provision	—	—	1,687	1,635
Depreciation and amortization	59,521	64,751	181,430	195,136

Total operating costs and expenses	273,511	251,479	804,918	731,345

OPERATING INCOME	48,880	49,462	125,452	198,158

OTHER INCOME (EXPENSE):
Interest expense, net	(11,668)	(11,195)	(34,136)	(32,653)
Equity income from joint venture	583	737	1,695	2,072
Minority interest in consolidated subsidiary	(722)	(656)	(2,129)	(1,874)

Total other expense, net	(11,807)	(11,114)	(34,570)	(32,455)

INCOME BEFORE INCOME TAX EXPENSE	37,073	38,348	90,882	165,703

INCOME TAX EXPENSE	14,857	14,388	35,711	63,816

NET INCOME	$22,216	$23,960	$55,171	$101,887

The accompanying notes are an integral part of these financial statements.

Telecomunicaciones de Puerto Rico, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
(In thousands)

					Accumulated
					Other
	Common	Deferred ESOP	Subscription	Retained	Comprehensive
	Stock	Compensation	Receivable	Earnings	Loss	Total

BALANCE DECEMBER 31, 2003	$703,884	$(26,153)	$(39,515)	$164,520	$(101,385)	$701,351

Dividends paid	—	—	—	(61,953)	—	(61,953)
Dividends declared	—	—	—	—	—	—
Accretion of discount on subscription receivable	—	—	(485)	—	—	(485)
PRTA capital contribution	—	—	40,000	—	—	40,000
Release of ESOP shares	502	981	—	—	—	1,483
Comprehensive income:
Net income	—	—	—	108,389	—	108,389
Other comprehensive loss, net of taxes:
Minimum pension liability adjustment	—	—	—	—	(65,320)	(65,320)

Comprehensive income	—	—	—	—	—	43,069

BALANCE DECEMBER 31, 2004	$704,386	$(25,172)	$—	$210,956	$(166,705)	$723,465

(UNAUDITED)
Dividends paid	—	—	—	$(18,123)	—	(18,123)
Dividends declared	—	—	—	(16,200)	—	(16,200)
Net income for the nine months ended September 30, 2005	—	—	—	55,171	—	55,171

BALANCE SEPTEMBER 30, 2005	$704,386	$(25,172)	$—	$231,804	$(166,705)	$744,313

The accompanying notes are an integral part of these financial statements.

Telecomunicaciones de Puerto Rico, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	For the Nine Months Ended
	September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$55,171	$101,887
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	181,430	195,136
Provision for uncollectible accounts	34,898	39,597
Deferred income tax expense	29,460	43,624
Employee retirement benefits expense	74,101	82,199
Accretion of discount on subscription receivable	—	(485)
Equity income from joint venture	(1,695)	(2,072)
Early retirement and voluntary separation provision	1,687	1,635
Gain on sale of building	(207)	(353)
Minority interest in consolidated subsidiary	2,129	1,874
Changes in assets and liabilities:

Accounts receivable	(1,836)	(22,634)
Inventory and supplies	(7,647)	3,106
Prepaid expenses and other assets	(499)	2,362
Other current and non-current liabilities	(68,537)	(79,558)
Pension and other post-employment benefits	(118,709)	(161,429)

Net cash provided by operating activities	179,746	204,889

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, including removal costs	(115,192)	(104,242)
Proceeds from sale of fixed assets	1,136	1,073

Net cash used in investing activities	(114,056)	(103,169)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contribution	—	40,000
Net issuance (repayments) of short-term debt, including capital leases	(73,129)	(29,617)
Dividends Paid	(18,123)	(12,386)

Net cash used in financing activities	(91,252)	(2,003)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(25,562)	99,717
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	63,346	21,732

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$37,784	$121,449

The accompanying notes are an integral part of these financial statements.

TELECOMUNICACIONES DE PUERTO RICO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Business / Corporate Structure
Telecomunicaciones de Puerto Rico, Inc., a Puerto Rico corporation (the “Company” or “we”), holds 100% of the common stock of Puerto Rico Telephone Company, Inc. (“PRTC”), PRT Larga Distancia, Inc. (“PRTLD”), and Datacom Caribe, Inc. (“Datacom”). The Company also holds a 67% interest in Coqui.net Corporation (“Coqui.net”), in which Popular, Inc., one of the Company’s shareholders, holds the remaining 33% interest. The Company also holds a 24% interest in Verizon Information Services Puerto Rico, Inc. S. en C. (“VISI”), in which GTE Holdings (Puerto Rico) LLC, the Company’s majority shareholder also holds a 36% interest. The Company is the largest telecommunications service provider in Puerto Rico. PRTC is the incumbent local exchange carrier for the island of Puerto Rico. Wireline service is provided by PRTC and cellular service is provided by the wireless division of PRTC, under the brand of Verizon Wireless Puerto Rico (“Verizon Wireless”). The Company’s off-island long distance service is provided by PRTLD. The Company’s dial-up Internet access service is provided by Coqui.net and the directory publishing revenues are generated by VISI.
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
2.	Summary of Significant Accounting Policies
     Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles for annual financial statements have been condensed or omitted pursuant to such rules and regulations. Management believes the financial statements include all adjustments and recurring accruals necessary to present fairly the results of its operations and financial condition for the interim periods shown. The Consolidated Balance Sheet at December 31, 2004 was derived from audited financial statements and should be read in conjunction with the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
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

4.	Property, Plant and Equipment
Property, plant and equipment consist of:

	Remaining Useful		September 30,	December 31,
	Lives (Yrs)		2005	2004
			(In thousands)
	Current	Previous
Outside plant	9.0	9.2	$2,189,529	$2,148,244
Central office and transmission equipment	3.8	4.4	1,274,222	1,228,001
Equipment and other	2.7	2.7	281,210	304,716
Buildings	14.6	15.0	324,808	321,928
Land	N/A	N/A	25,861	26,003

Gross plant in service			4,095,630	4,028,892
Less: accumulated depreciation			2,747,575	2,637,434

Net plant in service			1,348,055	1,391,458
Construction in progress			36,139	68,001

Total			$1,384,194	$1,459,459

Effective July 2005, the Company performed its periodic review of plant useful lives estimates based on a comprehensive analysis of the useful lives underlying the depreciation rates. The review incorporates the impact of technology, future competition and assumptions employed in the industry relative to depreciation and retirement rates. For the nine months ended September 30, 2005, the revision resulted in lower depreciation expense of approximately $5 million than would have been recognized under the previous useful lives estimate.
5.	Goodwill
The following is a breakdown of our goodwill.

	Carrying Value
	September 30,	December 31,
	2005	2004
	(In thousands)
Wireline (PRTC)	$102,731	$102,731
Dial-up Internet (Coqui.net)	24,196	24,196

Total	$126,927	$126,927

6.	Intangibles

	Carrying Value
	September 30,	December 31,
	2005	2004
	(In thousands)
Indefinite Life:
Wireline concession	$85,120	$85,120
FCC Cellular licenses	23,855	23,855

Total Indefinite Life	$108,975	$108,975

	September 30, 2005			December 31, 2004
	(In thousands)
Definite Life:	Cost	Acc. Amort	Book Value	Cost	Acc. Amort	Book Value
Wireline trade name	$48,400	$12,734	$35,666	$48,400	$11,282	$37,118
Software licenses	115,958	55,623	60,335	91,759	41,032	50,727

Total Definite Life	164,358	68,357	96,001	140,159	52,314	87,845
Plus: Total Indefinite Life			108,975			108,975

Total	$164,358	$68,357	$204,976	$140,159	$52,314	$196,820

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

The following table presents current and expected amortization expense of existing intangible assets as of September 30, 2005 and for each of the following years:

Aggregate amortization expense:
For the nine months ended September 30, 2005		$16,155

Expected amortization expense:
For the remainder of 2005		$5,860
For the years ending December 31,
	2006	25,091
	2007	20,864
	2008	6,776
	2009	6,776

7.	Other assets
Other assets consist of:

	September 30,	December 31,
	2005	2004
	(In thousands)
Deferred activation and installation costs	$64,434	$72,775
Notes receivable-equipment sales	3,740	5,675
Deferred pension asset	23,744	23,747
Deferred financing costs, net	1,588	2,307
Other deferred costs	3,190	1,516
Other assets	1,106	3,082

Total	$97,802	$109,102

8.	Pension Plan
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

The components of the net pension and other post-employment benefit expenses for the quarters ended September 30, 2005 and 2004 are presented below.

(In thousands)	Pension and Lump Sum Benefits				Post-Retirement Benefits
	For the Three Months Ended		For the Nine Months Ended		For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2005	2004	2005	2004	2005	2004	2005	2004
Service cost	$5,714	$5,041	$17,142	$15,413	$1,556	$(187)	$4,668	$4,943
Interest cost	18,259	19,316	54,777	54,450	8,218	5,193	24,654	24,497
Expected return on plan assets	(18,135)	(14,718)	(54,405)	(44,538)	—	—	—	—
Amortization of unrecognized:
Transition obligation	90	12,576	270	12,756	551	9,586	1,653	10,688
Prior service cost (benefit)	783	1,585	2,349	3,943	(2,463)	(2,253)	(7,389)	(3,509)
Actuarial loss, net	5,549	(6,767)	16,647	269	4,579	(7,190)	13,737	1,652

Net amortization and deferral	12,260	17,033	36,780	42,293	12,441	5,149	37,323	38,271
Effect of early retirement program	—	—	—	939	—	—	—	696

Total	$12,260	$17,033	$36,780	$43,232	$12,441	$5,149	$37,323	$38,967

Cash Flows

The Company expects to contribute $144 million to the pension and lump sum plans, and $31 million for post-retirement benefits in year 2005. As of September 30, 2005, the Company has contributed $98 million to the pension and lump sum plans and has sufficient liquid resources to fund the remainder of the expected contribution.

Medicare Drug Act

On December 8, 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 (Medicare Drug Act) was signed into law. The Medicare Drug Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. The Company’s plan provides prescription drug benefits that are deemed actuarially equivalent to the Medicare Part D and elected to recognize the impact of the federal subsidy on our accumulated postretirement benefit obligation and net postretirement benefit costs in the third quarter of 2004. The reduction in the APBO for the subsidy related to benefits attributed to past service is $77.4 million for year 2004. The effect of the subsidy on the measurement of net periodic postretirement benefit cost of $10.7 million for the 2004 period consists of the following (in millions):

Amortization of the actuarial experience gain	$4.3
Reduction in current period service cost	1.6
Resulting reduction in interest cost on APBO	4.8

Total	$10.7

9.	Early Retirement and Voluntary Separation Provision
In May 2005, 33 eligible HIETEL employees accepted the voluntary separation program offered by the Company in March 2005. In March 2005, 46 eligible management employees accepted the voluntary separation program offered by the Company in December 2004. These programs resulted in a provision of $1.7 million during the nine months ended September 30, 2005.

On September 30, 2004, the Company offered a voluntary separation program, expiring on December 3, 2004, to eligible management employees, resulting in a provision of $1.2 million covering 24 employees who accepted the separation plan.

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

Also, during the years 2000 and 2001, subsequent to ESOP’s commencement, the ESOP entered into various loan agreements with the Company amounting to $4.9 million to finance the ESOP’s acquisition of Company stock from former employees.

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
11.	Other Current Liabilities
Other current liabilities consist of:

	September 30,	December 31,
	2005	2004
	(In thousands)
Accounts payable	$24,335	$33,380
Accrued expenses	76,226	105,128
Employee benefit accruals	68,245	52,630
Carrier payables	12,122	16,812
Taxes	667	1,868
Interest	17,529	6,369

Total	$199,124	$216,187

12.	Debt
Debt consists of:

	September 30,	December 31,
	2005	2004
	(In thousands)
Senior notes:
Due May 15, 2006 at 6.65%	399,984	399,966
Due May 15, 2009 at 6.80%	299,924	299,910
Term credit facilities:
Due May 16, 2005 at 57 basis points over LIBOR	—	30,000
Due August 19, 2005 at 70 basis points over LIBOR	—	63,000
Commercial paper	20,000	—
Deferred derivative and Interest rate swap	378	3,657
Capital leases	62	191

Total	720,348	796,724
Less short-term debt	420,040	93,168

Long-term debt	$300,308	$703,556

The senior notes and term credit facilities are unsecured and non-amortizing. PRTC is the guarantor of these debt instruments. The senior notes indentures and term credit facility agreements do not contain dividend restrictions.

The Company has a $400 million commercial paper program with maturities not to exceed 364 days, which is backed by one of our working capital facilities.

In March 2005, the Company’s existing $360 million bank note credit facility matured. On March 1, 2005 the Company entered into a new unsecured, $400 million 364-day revolving credit facility with a syndicate of banks and other lenders for whom Citibank, N.A. acts as administrative agent, Banco Bilbao Vizcaya Argentaria Puerto Rico and Bank of Nova Scotia act as co-syndication agents and Banco Popular de Puerto Rico and FirstBank Puerto Rico act as co-documentation agents. Amounts borrowed under this facility are guaranteed by PRTC, and bear interest at the applicable LIBOR rate plus a margin or at the base rate; which is the higher of the base rate publicly announced by the administrative agent from time to time or the Federal Funds rate plus 0.5%, plus a margin. The Company is also required to pay a quarterly facility fee on commitments under the facility and a quarterly utilization fee on borrowed amounts that exceed 50% of the commitments under the facility. Accrued interest on Eurodollar rate borrowings is payable based on elected intervals of one, two, three or six months or other interest period as the Company may select, subject to certain conditions. Accrued interest on base rate borrowings is payable quarterly. This facility matures on February 28, 2006, on which date the Company has the right to convert outstanding amounts into a term loan that mature on February 28, 2007. This facility contains negative covenants, including covenants which limit the Company’s ability to grant or permit liens on its or subsidiaries’ properties, merge or sell all or substantially all of its assets and permit its subsidiaries to incur debt. This facility also requires that the Company maintain certain financial ratios. Upon the occurrence of a default or an event of default, the lenders have various remedies or rights, which may include termination of the lenders’ obligations to make advances and declare all borrowed amounts and interest thereon immediately due and payable. The intended purpose of this facility is for working capital purposes and serves as backstop facility for the commercial paper program. At September 30, 2005, the Company had no outstanding debt balance under this facility.

The Company has a $40 million working capital credit facility with Banco Popular de Puerto Rico, an affiliate of Popular, Inc. that matured on June 30, 2005. In June 2005, the Company renewed the undrawn $40 million working capital credit facility maturing on June 30, 2006. Amounts outstanding under this facility bear interest at a rate of 40 basis points over LIBOR. This facility also serves as additional backstop for the commercial paper program. At September 30, 2005, the Company had no outstanding debt balance under this facility.

By November 22, 2004, the Company repaid the $30 million term loan that had a maturity date of June 24, 2005. On May 16, 2005, the Company renewed one of the $30 million term loan at an interest rate of 57 basis points over LIBOR at a maturity date of July 29, 2005. The Company’s two term loans matured on July 29, 2005 and August 19, 2005 which totaled $30 million and $63 million, respectively. At September 30, 2005, the Company had no outstanding debt balance under term credit facility.

On August 31, 2001, the Company entered into an interest rate swap contract with a notional amount of $150 million. In September 2002, the Company drew the value out of the hedge position without changing the fixed/floating funding mix of the original swap transaction. This transaction resulted in cash proceeds of $11 million, reflected in cash from operations as required by SFAS No. 104, and created a deferred derivative, which will be amortized until 2006. As of September 30, 2005, the unamortized balance of the deferred derivative is $1.6 million. The purpose of the swap is to hedge against changes in the fair market value of the Company’s senior notes to achieve a targeted mix of fixed and variable rate debt. The swap receives interest at a fixed rate of 6.65% and pays interest at a net variable rate equal to six month LIBOR plus 170 basis points, with semiannual settlements and reset dates every May 15 and November 15 until maturity of the May 15, 2006 senior notes. The swap was entered into “at market” and as a result, there was no exchange of premium at the initial date of the swap. The Company designates the swap as a hedge of the changes in fair market value of the senior notes due to changes in the designated benchmark interest rate. PRTC is the guarantor of the interest rate swap.

Aggregate maturities of the senior notes and term credit facilities are as follow:

Year		Amount
		(In thousands)
2006	Senior note	400,000
2009	Senior note	300,000

Total		$700,000

The Company is in compliance with debt covenant agreements and with the financial ratios as specified by term facilities.
13.	Other Non-Current Liabilities
Other non-current liabilities consist of:

	September 30,	December 31,
	2005	2004
	(In thousands)
Deferred activation and installation revenues	$64,434	$72,775
Deferred directory-publishing revenues	1,056	14,065
Customer deposits	27,781	26,521
Other liabilities	60,524	73,420

Total	$153,795	$186,781

14.	Shareholders’ Equity
Common Stock

Common stock consists of fifty million authorized shares, no par value, of which twenty five million shares were outstanding at September 30, 2005 and December 31, 2004.

Subscription Receivable

The subscription receivable reflects receipts from the PRTA originally recorded at its present value (at an 8% discount rate). As part of the Acquisition Agreement, the PRTA agreed to contribute a total of $200 million in cash or stock as a capital contribution in equal installments of $40 million over five years beginning on March 2, 2000. The Company employed the $200 million capital contribution to partially fund its underfunded pension and other post-employment benefit obligations, as agreed. The stock purchase agreement required the Company to contribute $66 million, including the $40 million received from the PRTA, to the pension plan immediately upon receipt of the proceeds. The Company received the fifth and final $40 million installment in March 2004 and made the required pension payment of $66 million. All installments were made in cash.

Accumulated Other Comprehensive Loss

The accumulated other comprehensive loss represents unrecognized losses, other than unrecognized prior service costs which are reflected as an other asset, associated with the hourly employee pension fund since the accumulated benefit obligation exceeds the fair value of plan assets.

The accumulated other comprehensive loss amount as of December 31, 2004 has been adjusted in the amount of $65.3 million in order to reflect the after-tax amount in accordance with the provisions of SFAS No.130 “Reporting Comprehensive Income”.

Dividends

To the extent funds are legally available, the Company’s shareholders’ agreement requires the payment of dividends equal to at least 50% of consolidated net income to be paid in the following quarter.

Declared dividends for financial reporting purposes were the following:

2005
(In thousands)
4th Quarter	$—
3rd Quarter	16,200
2nd Quarter	14,875
1st Quarter	3,248

Total	$34,323

2004
(In thousands)
4th Quarter	$22,990
3rd Quarter	26,577
2nd Quarter	12,386
1st Quarter	—

Total	$61,953

The senior notes indentures and credit facility agreements do not contain dividend restrictions.
15.	Fair Value of Financial Instruments
The carrying amounts and fair values of the Company’s financial instruments are as follows:

	September 30,		December 31,
	2005		2004
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In thousands)
Assets:
Cash and cash equivalents	$37,784	$37,784	$63,346	$63,346
Accounts receivable	237,851	237,851	270,914	270,914
Liabilities:
Other current liabilities	$199,124	$199,124	$216,187	$216,187
Short-term debt	420,040	424,816	93,168	93,168
Long-term debt, including interest rate swap	300,308	312,564	703,556	739,470

16.	Segment Reporting
The Company has two reportable segments: Wireline and Wireless.

The Wireline segment consists of:
•	Local services, including basic voice, telephone and telecommunications equipment rentals, value-added services, high-speed private line services, Internet access and public phone service;

•	Access services to long distance carriers, competitive local exchange carriers, and cellular and paging operators to originate and terminate calls on our network;

•	Long distance services, including direct dial on-island and off-island, operator assisted calls, prepaid calling card and high-speed private line services;

•	Directory publishing rights services; and

•	Telecommunication equipment sales and billing and collection services to competing long distance operators in Puerto Rico.
The Wireless segment consists of:
•	Cellular service; and

•	Wireless equipment sales.
The accounting policies of the segments are the same as those followed by the Company (see Note 2). The Company accounts for intersegment revenues at market prices.

Segment results for the Company are as follow:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
	(In thousands)
Wireline:
Revenues-
Local services	$158,858	$148,343	$465,091	$444,504
Access services	62,739	59,843	183,376	207,521
Long distance services	17,817	21,217	48,474	73,872
Directory services and other	18,689	17,901	48,589	50,748

Total revenues	$258,103	$247,304	$745,530	$776,645

Operating income	$46,045	$53,374	$121,145	$203,576

Wireless:
Revenues-
Cellular services	$63,784	$50,840	$177,911	$146,557
Equipment sales and other	8,905	7,020	26,855	17,761

Total revenues	$72,689	$57,860	$204,766	$164,318

Operating income (loss)	$2,835	$(3,912)	$4,307	$(5,418)

Consolidated:
Revenues for reportable segments	$330,792	$305,164	$950,296	$940,963
Elimination of intersegment revenues	(8,401)	(4,223)	(19,926)	(11,460)

Consolidated revenues	$322,391	$300,941	$930,370	$929,503

Operating income	$48,880	$49,462	$125,452	$198,158

	As of	As of
	September 30,	December 31,
Assets	2005	2004

Wireline assets	$2,324,800	$2,474,296

Wireless assets	390,237	357,290

Segment assets	$2,715,037	$2,831,586

Elimination of intersegment assets	(317,812)	(286,304)

Consolidated assets	$2,397,225	$2,545,282

17.	Condensed Consolidating Information
The following summarizes the unaudited condensed consolidating financial information as of September 30, 2005 and December 31, 2004 and for the quarters then ended presents the financial position, results of operations and cash flows of (i) the Company as if it had accounted for its subsidiaries using the equity method, (ii) the Guarantor Subsidiary (as defined below); and (iii) the Non-Guarantor Subsidiaries (as defined below) on a combined basis. The consolidation entries eliminate investments in subsidiaries and intercompany balances and transactions.

The Notes are guaranteed by PRTC (the “Guarantor Subsidiary”), a wholly-owned subsidiary of the Company, but not guaranteed by the Company’s other subsidiaries, Coqui.net, PRTLD and Datacom (the “Non-Guarantor Subsidiaries”). The guarantee by the Guarantor Subsidiary is full and unconditional.

Condensed Consolidating Balance Sheets
September 30, 2005
(In thousands)

		Guarantor	Non-Guarantor		Total
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$(236)	$17,011	$21,009	$—	$37,784
Intercompany accounts receivable	481,761	47,499	59,662	(588,922)	—
Accounts receivable, net	—	237,477	374	—	237,851
Deferred income tax	718	17,914	33	—	18,665
Inventory and supplies, net	—	35,804	1	—	35,805
Prepaid expenses	—	37,733	682	—	38,415

Total current assets	482,243	393,438	81,761	(588,922)	368,520
PROPERTY, PLANT AND EQUIPMENT, net	—	1,375,205	8,989	—	1,384,194
GOODWILL AND OTHER INTANGIBLES, net	—	307,407	24,496	—	331,903
DEFERRED INCOME TAX	—	215,911	—	(1,105)	214,806
INVESTMENT IN SUBSIDIARIES	730,733	—	—	(730,733)	—
OTHER ASSETS	301,766	97,999	—	(301,963)	97,802

TOTAL ASSETS	$1,514,742	$2,389,960	$115,246	$(1,622,723)	$2,397,225

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$420,000	$420,040	$—	$(420,000)	$420,040
Intercompany accounts payable	32,697	102,277	39,956	(174,930)	—
Other current liabilities	17,446	173,435	8,039	204	199,124

Total current liabilities	470,143	695,752	47,995	(594,726)	619,164
LONG-TERM DEBT, excluding current portion	300,286	299,928	—	(299,906)	300,308
OTHER NON-CURRENT LIABILITIES	—	712,316	1,339	2,646	716,301

Total liabilities	770,429	1,707,996	49,334	(891,986)	1,635,773

MINORITY INTEREST	—	—	—	17,139	17,139

SHAREHOLDERS’ EQUITY:
Common stock, Additional paid in capital and Treasury stock	704,386	645,298	41,143	(686,441)	704,386
Deferred ESOP compensation	(25,172)	—	—	—	(25,172)
Retained earnings	231,804	203,369	24,769	(228,138)	231,804
Accumulated other comprehensive loss	(166,705)	(166,703)	—	166,703	(166,705)

Total shareholders’ equity	744,313	681,964	65,912	(747,876)	744,313

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,514,742	$2,389,960	$115,246	$(1,622,723)	$2,397,225

Condensed Consolidating Balance Sheets
December 31, 2004
(In thousands)

		Guarantor	Non-Guarantor		Total
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$(149)	$44,658	$18,837	$—	$63,346
Intercompany accounts receivable	342,749	86,340	47,423	(476,512)	—
Accounts receivable, net	—	270,807	107	—	270,914
Deferred income tax	718	27,303	33	—	28,054
Inventory and supplies, net	—	28,157	1	—	28,158
Prepaid expenses	—	25,228	1,388	—	26,616

Total current assets	343,318	482,493	67,789	(476,512)	417,088
PROPERTY, PLANT AND EQUIPMENT, net	—	1,449,809	9,650	—	1,459,459
GOODWILL AND OTHER INTANGIBLES, net	—	299,164	24,583	—	323,747
DEFERRED INCOME TAX	—	236,755	—	(869)	235,886
INVESTMENT IN SUBSIDIARIES	550,178	—	—	(550,178)	—
OTHER ASSETS	706,035	108,986	—	(705,919)	109,102

TOTAL ASSETS	$1,599,531	$2,577,207	$102,022	$(1,733,478)	$2,545,282

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$93,000	$93,168	$—	$(93,000)	$93,168
Intercompany accounts payable	73,335	280,296	36,298	(389,929)	—
Other current liabilities	6,195	202,879	7,218	(105)	216,187

Total current liabilities	172,530	576,343	43,516	(483,034)	309,355
LONG-TERM DEBT, excluding current portion	703,536	699,895	—	(699,875)	703,556
OTHER NON-CURRENT LIABILITIES	—	793,177	1,103	(384)	793,896

Total liabilities	876,066	2,069,415	44,619	(1,183,293)	1,806,807

MINORITY INTEREST	—	—	—	15,010	15,010

SHAREHOLDERS’ EQUITY:
Common stock, Additional paid in capital and Treasury stock	704,386	485,590	41,143	(526,733)	704,386
Deferred ESOP compensation	(25,172)	—	—	—	(25,172)
Retained earnings	210,956	188,905	16,260	(205,165)	210,956
Accumulated other comprehensive loss, net of taxes	(166,705)	(166,703)	—	166,703	(166,705)

Total shareholders’ equity	723,465	507,792	57,403	(565,195)	723,465

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,599,531	$2,577,207	$102,022	$(1,733,478)	$2,545,282

Condensed Consolidating Statements of Operations
For the three months ended September 30, 2005
(In thousands)

		Guarantor	Non-Guarantor		Total
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
REVENUES:
Local services	$—	$148,589	$8,210	$(2,662)	$154,137
Access services	—	63,513	—	(1,668)	61,845
Long distance services	—	8,111	10,973	(1,027)	18,057
Cellular services	—	63,204	—	(1,192)	62,012
Directory and other services and sales	—	28,605	332	(2,597)	26,340

Total revenues	—	312,022	19,515	(9,146)	322,391

OPERATING COSTS AND EXPENSES:
Labor and benefits	—	89,444	752	(332)	89,864
Other operating expenses	3	118,482	14,455	(8,814)	124,126
Depreciation and amortization	—	59,082	439	—	59,521

Total operating costs and expenses	3	267,008	15,646	(9,146)	273,511

OPERATING INCOME (LOSS)	(3)	45,014	3,869	—	48,880

OTHER INCOME (EXPENSE), NET	22,219	(11,427)	345	(22,944)	(11,807)

INCOME BEFORE INCOME TAX EXPENSE	22,216	33,587	4,214	(22,944)	37,073

INCOME TAX EXPENSE	—	13,288	1,569	—	14,857

NET INCOME	$22,216	$20,299	$2,645	$(22,944)	$22,216

Condensed Consolidating Statements of Operations
For the three months ended September 30, 2004
(In thousands)

		Guarantor	Non-Guarantor		Total
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
REVENUES:
Local services	$—	$140,760	$8,473	$(2,931)	$146,302
Access services	—	61,033	—	(1,564)	59,469
Long distance services	—	13,258	8,639	(53)	21,844
Cellular services	—	49,425	—	—	49,425
Directory and other services and sales	—	26,237	—	(2,336)	23,901

Total revenues	—	290,713	17,112	(6,884)	300,941

OPERATING COSTS AND EXPENSES:
Labor and benefits	—	87,621	835	—	88,456
Other operating expenses	—	91,509	13,646	(6,883)	98,272
Depreciation and amortization	—	64,184	567	—	64,751

Total operating costs and expenses	—	243,314	15,048	(6,883)	251,479

OPERATING INCOME	—	47,399	2,064	(1)	49,462

OTHER INCOME (EXPENSE), NET	24,496	(10,568)	121	(25,163)	(11,114)

INCOME BEFORE INCOME TAX EXPENSE	24,496	36,831	2,185	(25,164)	38,348

INCOME TAX EXPENSE	536	12,994	858	—	14,388

NET INCOME	$23,960	$23,837	$1,327	$(25,164)	$23,960

Condensed Consolidating Statements of Operations
For the nine months ended September 30, 2005
(In thousands)

		Guarantor	Non-Guarantor		Total
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
REVENUES:
Local services	$—	$436,314	$24,291	$(7,624)	$452,981
Access services	—	184,344	—	(4,510)	179,834
Long distance services	—	23,913	28,172	(1,824)	50,261
Cellular services	—	176,562	—	(1,192)	175,370
Directory and other services and sales	—	78,888	1,116	(8,080)	71,924

Total revenues	—	900,021	53,579	(23,230)	930,370

OPERATING COSTS AND EXPENSES:
Labor and benefits	—	275,377	2,691	(1,116)	276,952
Other operating expenses	(4)	330,302	36,665	(22,114)	344,849
Depreciation and amortization	—	179,937	1,493	—	181,430

Total operating costs and expenses	(4)	787,303	40,849	(23,230)	804,918

OPERATING INCOME	4	112,718	12,730	—	125,452

OTHER INCOME (EXPENSE), NET	55,167	(33,289)	856	(57,304)	(34,570)

INCOME BEFORE INCOME TAX EXPENSE	55,171	79,429	13,586	(57,304)	90,882

INCOME TAX EXPENSE	—	30,633	5,078	—	35,711

NET INCOME	$55,171	$48,796	$8,508	$(57,304)	$55,171

Condensed Consolidating Statements of Operations
For the nine months ended September 30, 2004
(In thousands)

		Guarantor	Non-Guarantor		Total
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
REVENUES:
Local services	$—	$421,422	$25,261	$(9,208)	$437,475
Access services	—	211,366	—	(5,316)	206,050
Long distance services	—	47,976	28,418	(95)	76,299
Cellular services	—	144,882	—	—	144,882
Directory and other services and sales	—	71,724	—	(6,927)	64,797

Total revenues	—	897,370	53,679	(21,546)	929,503

OPERATING COSTS AND EXPENSES:
Labor and benefits	—	278,132	2,505	—	280,637
Other operating expenses	178	234,954	40,351	(21,546)	253,937
Early retirement provision	—	1,635	—	—	1,635
Depreciation and amortization	—	193,436	1,700	—	195,136

Total operating costs and expenses	178	708,157	44,556	(21,546)	731,345

OPERATING INCOME (LOSS)	(178)	189,213	9,123	—	198,158

OTHER INCOME (EXPENSE), NET	101,707	(30,864)	294	(103,592)	(32,455)

INCOME BEFORE INCOME TAX EXPENSE	101,529	158,349	9,417	(103,592)	165,703

INCOME TAX EXPENSE (BENEFIT)	(358)	60,498	3,676	—	63,816

NET INCOME	$101,887	$97,851	$5,741	$(103,592)	$101,887

Condensed Consolidating Statements of Cash Flows
For the nine months ended September 30, 2005
(In thousands)

		Guarantor	Non-Guarantor	Total
	Parent	Subsidiary	Subsidiaries	Consolidated

CASH PROVIDED BY OPERATING ACTIVITIES:	$—	$176,832	$2,914	$179,746

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, including removal costs	—	(114,450)	(742)	(115,192)
Proceeds from sale of fixed assets	—	1,136	—	1,136

Net cash used in investing activities	—	(113,314)	(742)	(114,056)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments of short-term debt, including capital leases	(73,000)	(129)	—	(73,129)
Dividends paid	(18,123)	—	—	(18,123)
Borrowings/(repayment) intercompany loans	91,036	(91,036)	—	—

Net cash used in financing activities	(87)	(91,165)	—	(91,252)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(87)	(27,647)	2,172	(25,562)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	(149)	44,658	18,837	63,346

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$(236)	$17,011	$21,009	$37,784

Condensed Consolidating Statements of Cash Flows
For the nine months ended September 30, 2004
(In thousands)

		Guarantor	Non-Guarantor	Total
	Parent	Subsidiary	Subsidiaries	Consolidated

CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:	$(106)	$198,567	$6,428	$204,889

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, including removal costs	—	(104,216)	(26)	(104,242)
Proceeds from sale of fixed assets	—	1,073	—	1,073

Net cash used in investing activities	—	(103,143)	(26)	(103,169)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contribution	40,000	—	—	40,000
Net repayments of short-term debt, including capital leases	(29,470)	(147)	—	(29,617)
Dividends paid	(12,386)	—	—	(12,386)
Borrowings/(repayment) intercompany loans	1,971	(1,971)	—	—

Net cash provided by (used in) financing activities	115	(2,118)	—	(2,003)

NET INCREASE IN CASH AND CASH EQUIVALENTS	9	93,306	6,402	99,717
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	12,438	9,294	21,732

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$9	$105,744	$15,696	$121,449

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
     We are the largest telecommunications service provider in Puerto Rico and the seventh largest local exchange carrier in the United States as measured by access lines in service. We have two reportable segments: Wireline and Wireless. Wireline service, which has been provided since 1914, is marketed under the PRTC brand. At September 30, 2005, we had approximately 1.1 million access lines in service, including 863,000 residential and 273,000 business lines. We market our cellular service under the Verizon Wireless brand. The Company’s off-island long distance service is provided by PRTLD and its dial-up Internet access service is provided by Coqui.net. Directory publishing revenues are generated by VISI.
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
     Our results of operations, financial position and sources and uses of cash in the current and future periods reflect management’s focus on the following four key areas:
•	Revenue Growth — Our emphasis is on revenue transformation, devoting more resources from traditional services, where we have been experiencing access line erosion, to higher growth markets such as wireless and local data services, including digital subscriber lines (DSL), as well as expanded data services to enterprise markets. In the quarter and nine months ended September 30, 2005, our revenues from the growth of wireless areas, in particular post-paid cellular services and sale of wireless equipment increased by 26% and 24%, respectively, compared to the same periods in 2004. The local data service revenues for the quarter ended September 30, 2005, increased by 4% compared to the same period in 2004 and for the nine months ended September 30, 2005, increased by 5% compared to the same period in 2004. These increases were driven by strong DSL revenue growth.

For the quarter and nine months ended September 30, 2005, our wireless and local data services revenues represented 32% of the total revenues, up from 29% of total revenues for the three months ended September 30, 2004 and up from 27% for the nine months ended September 30, 2004. Our revenue growth was driven by the addition of approximately 109,000 wireless customers and approximately 35,000 DSL customers compared to the nine month period ended September 30, 2004. For the quarter ended September 30, 2005, our revenue growth was driven by the net addition of approximately 15,000 wireless customers and approximately 8,000 DSL customers compared to the same period in 2004.
•	Operational Efficiency — While focusing resources on growth markets, we are continually challenging our management team to reduce expenses, particularly through technology-assisted productivity improvements. The Company has significantly reduced workforce levels compared to the same period in 2004, which we expect will provide future benefits. At September 30, 2004, the Company had approximately 5,215 employees compared to 4,874 at September 30, 2005. Labor and benefits expenses declined by approximately $4 million, or 1.4%, for the nine months ended September 30, 2005 compared to the same period in 2004, largely as a result of the early retirement program offered during 2004 and the voluntary separation program offered during 2005.

•	Capital Allocation — Capital spending has been, and will continue to be, directed toward growth markets, such as High-speed wireless data or Evolution Data Optimized (EV-DO) technologies. Replacement of the TDMA network and expanded services offered to enterprise markets are some examples of areas of capital spending which support theses growth markets.

•	Cash Flow Generation — The financial statements reflect the management’s focus on using cash provided by our operating and investing activities to strategically reduce debt and to fund our pension plans.

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
CONSOLIDATED REVENUES

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2005	2004	% Change	2005	2004	% Change
	(In millions)			(In millions)
Local	$154	$146	5%	$453	$438	3%
Network Access	62	60	3	180	206	(13)
Long Distance	18	22	(18)	50	76	(34)
Cellular	62	49	27	175	145	21
Directory and Other	26	24	8	72	65	11

Consolidated revenues	$322	$301	7	$930	$930	—

     Consolidated revenues for the quarter ended September 30, 2005 increased $21 million, or 7%, to $322 million compared to $301 million for the same period in 2004. The increase was primarily the result of an increase in local revenues and cellular revenues. For the nine months ended September 30, 2005, consolidated revenues remained constant at $930 million in comparison with the same period in 2004.
     Local revenues for the quarter ended September 30, 2005 increased $8 million, or 5%, to $154 million compared to $146 million for the same period in 2004. For the nine months ended September 30, 2005, local revenues increased $15 million, or 3%, to $453 million from $438 million for the same period in 2004. These increases were driven by an increase in local voice revenues mainly due to the Extended Area Service (EAS) surcharge and an increase in local data revenues mainly due to the increase in DSL revenues.
     Network access revenues for the quarter ended September 30, 2005 increased $2 million, or 3%, to $62 million compared to $60 million for the same period in 2004. For the nine months ended September 30, 2005, network access revenues decreased $26 million, or 13%, to $180 million from $206 million for the same period in 2004, mainly driven by a $12 million adjustment to the interstate common line revenue estimate and a decrease in intra-island access revenues of $11 million resulting from the implementation of phased-in access rate reductions required by the TRB in its Resolution and Order issued on February 28, 2002 (the “February 2002 Order”). See “Regulatory and Other Matters — Intra-Island Long Distance Access Rate Dispute”.

     Long distance revenues for the quarter ended September 30, 2005, decreased $4 million, or 18%, to $18 million compared to $22 million for the same period in 2004. For the nine months ended September 30, 2005, long distance revenues decreased $26 million, or 34%, to $50 million from $76 million for the same period in 2004. These decreases were driven by the reduction in the number of local calling areas and the migration to cellular service. See “Regulatory and Other Matters — Intra-Island Long Distance Access Rate Dispute”.
     Cellular revenues for the quarter ended September 30, 2005 increased $13 million, or 27%, to $62 million from $49 million for the same period in 2004. For the nine months ended September 30, 2005, cellular revenues increased $30 million, or 21%, to $175 million from $145 million for the same period in 2004. These increases were mainly the result of an increase in the number of cellular customers due to attractive price plans and the implementation of marketing strategies to align the Company’s product and service offerings with those of Verizon Wireless in the United States.
CONSOLIDATED OPERATING EXPENSES

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2005	2004	%Change	2005	2004	%Change
	(In millions)			(In millions)
Labor and benefits	$90	$88	2%	$277	$281	(1)%
Other operating expenses	124	98	27	345	254	36

Total consolidated operating expenses	$214	$186	15	$622	$535	16

     Consolidated operating expenses for the quarter ended September 30, 2005 increased $28 million, or 15%, to $214 million from $186 million for the same period in 2004. For the nine months ended September 30, 2005, consolidated operating expenses increased $87 million, or 16%, to $622 million from $535 million for the same period in 2004.
     Labor and benefit expenses for the quarter ended September 30, 2005 increased $2 million, or 2%, to $90 million from $88 million for the same period in 2004. The increase was mainly due to an increase in pension and OPEBs expenses directly associated with the recognition of the impact of the federal subsidy under the Medicare Drug Act of 2003 in the third quarter of 2004.
     For the nine months ended September 30, 2005, labor and benefit expenses decreased $4 million, or 1%, to $277 million from $281 million for the same period in 2004. The decrease was mainly due to a decrease in pension and OPEBs expenses, mainly associated with the federal subsidy under the Medicare Drug Act of 2003 and the early retirement and voluntary separation programs offered during 2004 and 2005, offset in part by an increase in temporary employee expense as a result of the data service campaigns realized during first quarter 2005. See Notes 8 and 9 to the unaudited consolidated financial statements.
     Other operating expenses for the quarter ended September 30, 2005 increased $26 million, or 27%, to $124 million from $98 million for the same period in 2004. For the nine months ended September 30, 2005, other operating expenses increased $91 million, or 36%, to $345 million from $254 million for the same period in 2004. These increases were primarily due to the increase in cost of equipment sold, as a result of the corresponding significant increase in our wireless subscriber base and the increase in equipment sales, and the absence of the benefit recognized during the quarter ended June 30, 2004 of a $43 million reserve reversal associated with the February 2002 Order.

OTHER CONSOLIDATED RESULTS

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2005	2004	%Change	2005	2004	%Change
	(In millions)			(In millions)
Retirement and voluntary separation provision	$—	$—	—%	$2	$2	—%
Depreciation and amortization	60	65	(8)	181	195	(7)
Interest expense and others	12	11	9	34	33	3
Equity income in joint venture	(1)	(1)	—	(2)	(2)	—
Minority interest in consolidated subsidiary	1	1	—	2	2	—
Income tax expense	15	14	7	36	64	(44)

Total Other Consolidated Results	$87	$90	(3)	$253	$294	(14)

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
Depreciation and amortization expense
     Depreciation and amortization expense for the quarter ended September 30, 2005 decreased $5 million, or 8%, to $60 million from $65 million for the comparable 2004 period. Depreciation and amortization expense for the nine months ended September 30, 2005 decreased $14 million, or 7%, to $181 million from $195 million for the same period in 2004. These decreases in depreciation and amortization expense are mainly due to the impact of the periodic review of the plant useful lives and the absence of the accelerated amortization of the TDMA networks during 2004, as a result of the managed migration of TDMA subscribers to the CDMA network.
Interest expense, net
     Interest expense for the quarter ended September 30, 2005 increased $1 million, or 9%, to $12 million from $11 million for the same period in 2004. Interest expense for the nine months ended September 30, 2005 increased $1 million, or 3%, to $34 million from $33 million for the same period in 2004. Approximately 90% of our outstanding debt carries a fixed interest rate.
Equity income from joint venture
     The $2 million equity income from joint venture for the nine months ended September 30, 2005 and 2004, respectively, was generated from our 24% interest in VISI, the largest yellow page publishing company in Puerto Rico.
Minority interest in consolidated subsidiary
     The $2 million minority interest included in the Company’s results of operations for the nine months ended September 30, 2005 and 2004, respectively, reflects the 33% interest in Coqui.net, held by Popular, Inc., one of our shareholders.
Income taxes
     The effective income tax rate is the provision for income taxes as a percentage of income before tax from continuing operations. A $15 million tax provision for the quarter ended September 30, 2005 reflects a 38.8% effective tax rate. For the nine months ended September 30, 2005 a $36 million tax provision reflects a 38.4% effective tax rate. The difference in the tax provision of $562 thousand between the effective and the statutory tax rate of 39%, primarily represents permanent differences related to the recognition of equity income from the joint venture and amortization of tax deductible goodwill.

     A new law was passed in August 2005, providing for an additional 2.5% tax to corporate taxpayers with taxable income of $20,000 or more for tax years 2005 and 2006. The effectiveness of the law was contingent upon the approval of Joint Resolution 445 which related to the 2005-2006 Governmental Budget. The Governor of Puerto Rico vetoed Joint Resolution 445, therefore, results as of September 30, 2005 do not reflect the additional tax of 2.5%.
SEGMENT RESULTS OF OPERATIONS
     The Company has two reportable segments, Wireline and Wireless. See Note 16 to the unaudited consolidated financial statements for additional information on the Company’s segments. Reclassifications of prior period’s data have been made to conform to the current period’s presentation.
     The Wireline segment consists of:
•	Local services, including basic voice, telephone and telecommunications equipment rentals, value-added services, high-speed data services, Internet access and public phone service;

•	Long distance services including direct dial on-island and off-island, operator assisted calls, and prepaid calling card;

•	Access services to long distance carriers, competitive local exchange carriers, and wireless operators for originating and terminating calls on the Company’s network;

•	Directory publishing rights services; and

•	Telecommunication equipment sales and billing and collection services to competing long distance operators in Puerto Rico.
     The Wireless segment consists of:
•	Postpaid and Prepaid services; and

•	Wireless equipment sales.

WIRELINE REVENUES

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2005	2004	%Change	2005	2004	% Change
				(In millions)
Local	$159	$148	7%	$465	$445	4%
Network Access	63	60	5	183	208	(12)
Long Distance	18	21	(14)	48	74	(35)
Directory and Other	19	18	6	49	51	(4)

Total Wireline	$259	$247	5	$745	$778	(4)

OPERATING DATA

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2005	2004	%Change	2005	2004	% Change
Access Lines in Service (000’s):
Residential	863	897	(4)%	863	897	(4)%
Business	273	284	(4)	273	284	(4)

Total	1,136	1,181	(4)	1,136	1,181	(4)

     Wireline revenues include local service, network access, long distance, directory and other revenues. For the quarter ended September 30, 2005, wireline revenues increased $12 million, or 5%, to $259 million from $247 million for the same period in 2004. The increase was mainly due to an increase in local revenues associated with the increase in DSL revenues and private lines revenues. For the nine months ended September 30, 2005, wireline revenues decreased $33 million, or 4%, to $745 million from $778 million for the same period in 2004. The decrease in wireline revenues was primarily attributed to a decrease in intra island long distance and access revenues as the number of calling areas were reduced from 68 to 10 and the implementation, in April 2005, of the final phased-in access rate reduction in accordance with the February 2002 Order. See “Regulatory and Other Matters — Intra-Island Long Distance Access Rate Dispute”.
Local Services
     Local service revenues include revenues from basic voice, telephone and telecommunications equipment rental, value-added services, high-speed data services, Internet access, and public phone service. Local service revenues for the quarter ended September 30, 2005 increased $11 million, or 7%, to $159 million from $148 million for the comparable 2004 period. The increase is primarily due to increased revenues from local data services of $7 million and from local voice services of $4 million. The increase in revenues from local data services was primarily driven by an increase in the number of customers requesting private services, such as T-1, and special services, such as DSL, resulting in an increase of $4 million in private services revenues and $3 million in DSL revenue. The increase in local voice services revenues was mainly driven by an increase in directory assistance revenue of $3 million, due to an increase in directory assistance rates from $.50 to $.75 effective in November 2004.
     Local service revenues for the nine months ended September 30, 2005 increased $20 million, or 4%, to $465 million from $445 million for the same period in 2004. The increase was driven by increased revenues from local data services of $14 million and local voice services of $7 million. The increase in revenues from local data services was primarily driven by an increase in the number of customers requesting private services, such as T-1, and an increase in special services, such as DSL, which resulted in an increase of $6 million in private services revenues and $6 million in DSL revenue. Also, frame relay revenue increased by $2 million. The increase in local voice services revenues was mainly driven by an increase in directory assistance revenue of $6 million due to increase in directory assistance rates from $.50 to $.75 effective in November 2004.

Network Access
     Network access revenues include revenues from services provided to long distance carriers, competitive local exchange carriers, and cellular and paging operators to originate and terminate calls on our network. These revenues for the quarter ended September 30, 2005 increased $3 million, or 5%, to $63 million compared to $60 million for the same 2004 period. The increase was driven by an increase in interstate regulated access revenues resulting from the benefit of the absence of an interstate common line estimate adjustment made during the quarter ended September 30, 2004. The increase was offset in part by a decrease in off-island switching and special access revenue of $1 million due to a decrease in average rates.
     Network access revenues for the nine months ended September 30, 2005 decreased $25 million, or 12%, to $183 million from $208 million for the same period in 2004. The decrease was driven by a decrease in intra-island access revenues of $7 million, as we implemented the final phase of the rate reduction agreed with the TRB in the February 2002 Order, a decrease of $9 million in interstate regulated access revenues driven by interstate common line adjusted estimates through the NECA settlement process, and a decrease in off-island switching and special access revenue of $7 million due to a decrease in average rates. See “Regulatory and Other Matters — Intra-Island Long Distance Access Rate Dispute”.
Long Distance
     Long distance revenues include direct dial on-island and off-island, operator-assisted calls and prepaid calling card revenues. Long distance revenues for the quarter ended September 30, 2005 decreased $3 million, or 14%, to $18 million from $21 million for the comparable 2004 period. The decrease is a result of the reduction in the number of local calling areas, from 68 to 10.
     Long distance revenues for the nine months ended September 30, 2005, decreased $26 million, or 35%, to $48 million from $74 million for the same 2004 period. The decrease was due to a decrease in intra-island long distance revenues as a result of the gradual reduction in local calling areas during 2004, from 68 to 10, and the resulting lower intra-island call volumes.
Directory and Other
     Directory and other revenues include revenues from directory publishing rights, telecommunication equipment sales and billing and collection services provided to competing long distance operators in Puerto Rico. Directory and other revenues for the quarter ended September 30, 2005 increased $1 million, or 6%, to $19 million from $18 million for the same period in 2004. The increase was mainly due to an increase of $3 million in revenue from the sale of wireline equipment directly associated with higher connections, offset in part by a decrease of $1 million in billing and collections revenue, primarily as a result of a decrease in the rates.
     Directory and other revenues for the nine months ended September 30, 2005 decreased $2 million, or 4%, to $49 million from $51 million for the same period in 2004. The decrease is associated with a decrease in billing and collections revenue of $2 million due to a rate reduction.

WIRELINE EXPENSES AND CHARGES

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2005	2004	%Change	2005	2004	%Change
	(In millions)			(In millions)
Labor and benefits	$82	$80	3%	$253	$257	(2)%
Other operating expenses	79	63	25	215	161	34

Total Wireline	$161	$143	13	$468	$418	12

     Wireline expenses for the quarter ended September 30, 2005 increased $18 million, or 13%, to $161 million from $143 million for the same period in 2004. Wireline expenses for the nine months ended September 30, 2005 increased $50 million, or 12%, to $468 million from $418 million for the same period in 2004.
Labor and benefits
     Labor and benefit expenses for the quarter ended September 30, 2005 increased $2 million, or 3%, to $82 million from $80 million for the same period in 2004, mainly due to higher Pension and OPEBs expense associated with the changes in benefits assumptions and the impact of the federal subsidy under the Medicare Drug Act of 2003.
     Labor and benefit expenses for the nine months ended September 30, 2005 decreased $4 million, or 2%, to $253 million from $257 million for the same period in 2004, due to a decrease in Pension and OPEBs expense recognition of $6 million, mainly associated with the changes in benefits assumptions and the impact of the federal subsidy under the Medicare Drug Act of 2003, offset in part by an increase in contractor and temporary employee expenses of $1 million as a result of the data service campaigns realized during first quarter 2005.
Other operating expenses
     Other operating expenses for the quarter ended September 30, 2005 increased $16 million, or 25%, to $79 million from $63 million for the same period in 2004. The increase was driven by an increase in activation charges of $4 million, higher wireline cost of equipment of $2 million resulting from an increase in line connections, an increase in interconnection charges of $4 million due to a settlement with a major carrier recognized during the quarter ended September 30, 2004, an increase in utilities expenses of $2 million due to higher petroleum prices, and an increase in legal contingencies of $2 million. In addition, an $11 million adjustment to recognize diminished collection expectations on a claim related to a 2001 universal service distribution by the Universal Service Administrative Company (“USAC”) was recognized during the quarter ended September 30, 2005. This adjustment, however, was fully offset by the reversal of an allowance for doubtful accounts related to the Re-educate federal program for schools and libraries, where collection expectations have greatly increased as funds from the program have been made available.
     Other operating expenses for the nine months ended September 30, 2005 increased $54 million, or 34%, to $215 million from $161 million for the same 2004 period. The increase was primarily due to the absence of the benefit recognized during the quarter ended June 30, 2004 of the $43 million reversal to the reserve associated with the February 2002 Order, the increase in wireline cost of equipment of $6 million resulting from an increase in line connections, increases in advertising and consulting fees of $3 million, and an increase in deferred activation charges expense recognition of $4 million.

WIRELESS REVENUES

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2005	2004	%Change	2005	2004	% Change
	(In millions)			(In millions)
Postpaid Cellular	$60	$46	30%	$166	$132	26%
Prepaid Cellular	4	5	(20)	12	15	(20)

Total Cellular	64	51	25	178	147	21
Wireless Equipment	9	7	29	26	18	44

Total Wireless	$73	$58	26	$204	$165	24

OPERATING DATA

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2005	2004	% Change	2005	2004	% Change
Cellular Customers (000’s):
Postpaid	362	262	38%	362	262	38%
Prepaid	97	89	9	97	89	9

Total	459	351	31	459	351	31
Postpaid Cellular Average Revenue Per Unit (ARPU)	$52	$58	(10)%	$53	$56	(5)%
Prepaid Cellular ARPU	12	16	(25)	14	17	(18)
Combined Cellular ARPU	44	47	(6)	44	45	(2)
     Revenues from cellular services and related equipment sales for the quarter ended September 30, 2005 increased $15 million, or 26%, to $73 million from $58 million for the comparable 2004 period. Revenues from cellular services and related equipment sales for the nine months ended September 30, 2005 increased $39 million, or 24%, to $204 million from $165 million for the comparable 2004 period. These increases are driven by strong cellular subscriber growth.
Cellular Services
     Cellular service revenues for the quarter ended September 30, 2005 increased $13 million, or 25%, to $64 million from $51 million for the same period in 2004. For the nine months ended September 30, 2005, cellular services revenues increased $31 million, or 21%, to $178 million from $147 million for the same period in 2004. These increases were primarily driven by an increase of 108,000 cellular customers for the nine months ended September 30, 2005, compared to the same period in 2004.
Wireless Equipment and other
     Revenues from wireless equipment sales and other for the quarter ended September 30, 2005 increased $2 million, or 29%, to $9 million from $7 million for the comparable 2004 period. For the nine months ended September 30, 2005, revenues from wireless equipment sales and other increased $8 million, or 44%, to $26 million from $18 million for the comparable period in 2004. These increases are the result of strong customer growth and postpaid contract renewals.

WIRELESS EXPENSES AND CHARGES

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2005	2004	% Change	2005	2004	%Change
	(In millions)			(In millions)
Labor and benefits	$8	$8	—%	$24	$23	4%
Other operating expenses	54	39	38	150	105	43

Total Wireless	$62	$47	32	$174	$128	36%

     Wireless expenses for the quarter ended September 30, 2005 increased $15 million, or 32%, to $62 million from $47 million for the same period in 2004. Wireless expenses for the nine months ended September 30, 2005 increased $46 million, or 36%, to $174 million from $128 million for the same period in 2004.
Labor and benefits
     Labor and benefit expenses for the quarter ended September 30, 2005 remained constant at $8 million in comparison with the same period in 2004.
     Labor and benefit expenses for the nine months ended September 30, 2005 increased $1 million, or 4%, to $24 million from $23 million for the same period in 2004, due to an increase in direct commission expenses associated with the increase in cellular revenues.
Other operating expenses
     Other operating expenses for the quarter ended September 30, 2005 increased $15 million, or 38%, to $54 million from $39 million for the comparable 2004 period. The increase was due to an increase in wireless equipment cost of sales of $3 million as a result of the corresponding significant increase in our wireless subscriber base, an increase in transmission costs of $2 million due to new contracts and renewals of sites established during period of 2005, an increase in regulatory fees of $2 million due to a review of the Federal Universal Service Fund contributions, an increase in interconnection charges of $1 million due to an increase in minutes of use, an increase in cellular roaming expense of $2 million due to increased use by our subscribers of the roaming service and the increase in our subscribers base, and an increase in equipment rental expense of $1 million due to an increase in the number of contracts for leased cell sites.
     Other operating expenses for the nine months ended September 30, 2005 increased $45 million, or 43%, to $150 million from $105 million for the comparable 2004 period. The increase was primarily due to an increase in wireless equipment cost of sales of $17 million as a result of the corresponding significant increase in our wireless subscriber base, an increase in wireless commission expense of $4 million directly associated with the increase in the subscriber base, an increase in transmission costs of $3 million due to new contracts and renewals of sites established during period of 2005, an increase in cellular roaming expense of $4 million due to increased use by our subscribers of the roaming service and the increase in our subscribers base, an increase in regulatory fees of $4 million mainly due to a review of the Federal Universal Service Fund contributions, an increase in interconnection charges of $2 million due to an increase in minutes of use, an increase in bad debt expense of $2 million due to an increase in involuntary cancellations and subscriber fraud cases, an increase in telephone expense of $1 million due to a new call center and more store locations, and an increase in rent of equipment of $1 million due to an increase in the number of contracts for leased cell sites.

LIQUIDITY AND CAPITAL RESOURCES
CONSOLIDATED FINANCIAL CONDITION
NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2004

	Nine Months Ended September 30,
	2005	2004	Change
	(in millions)
Cash flows from (used in):
Operations	$180	$205	($25)
Investing	(114)	(103)	(11)
Financing	(91)	(2)	(89)
OVERALL LIQUIDITY ASSESSMENT
     At September 30, 2005, current liabilities exceeded current assets by $251 million mainly due to the reclassification of the senior note due on May 15, 2006 from long-term debt to short-term debt. We believe our sources of funds including from operations, from sale of non-strategic assets and from readily available external financing arrangements will be sufficient to meet ongoing requirements.
     On March 1, 2005, the Company entered into a new unsecured, undrawn $400 million 364-day revolving credit facility, which matures on February 28, 2006, substituting the prior undrawn facility which matured on March 2, 2005. The Company also has an undrawn $40 million working capital credit facility, which matures on June 30, 2006, and replaced the prior facility which matured on June 30, 2005. See Note 12 to the unaudited consolidated financial statements for more detailed information.
OPERATIONS
     Cash from operations continued to be our primary source of funds. The $25 million decrease for the nine months ended September 30, 2005 compared to same period in 2004 was primarily due to increased purchases of inventory mainly in wireless handsets, wires, cables and transmission equipment of $34 million, the absence of a government account collection of $16 million received in September 2004, and the final credit refund of $14 million required by the February 2002 Order and provided during the period ended September 30, 2005, offset in part by lower pension contributions of $41 million mainly due to a lower number of employees resulting from the acceptance of the early and voluntary separation programs offerings.
INVESTING
     Net cash used in investing activities for the nine months ended September 30, 2005 was $114 million compared to $103 million for the same period in 2004. The $11 million increase in net cash used in investing activities was due to an increase in capital expenditures primarily in our outside plant.
     We have invested approximately $1.3 billion from the date of the Acquisition through September 30, 2005 to expand and enhance our networks. Our planned capital expenditures for 2005 are approximately $140 million, which we expect to finance with internally generated funds.
FINANCING
     We reduced outstanding debt, including capital leases, by $76 million for the nine months ended September 30, 2005, and $33 million for the nine months ended September 30, 2004. Borrowings under term credit facilities, working capital facilities and commercial paper decreased from $93 million at December 31, 2004 to $20 million at September 30, 2005. The same borrowings decreased from $153 million at December 31, 2003 to $123 million at September 30, 2004.

     During the quarter ended March 31, 2004, the Company paid $30 million of commercial paper. In addition, the Company paid the two term credits which totaled $93 million. As of September 30, 2005, the Company had a net commercial paper balance due of $20 million.
     In connection with the Acquisition, PRTA agreed to contribute cash or stock worth a total of $200 million as a capital contribution in five equal $40 million installments over five years beginning on March 2, 2000 to partially fund its under funded pension and other post-employment benefit obligations. In March 2004, the Company received the fifth and final $40 million installment in cash from PRTA. See Note 14 to the unaudited consolidated financial statements for more information.
     The shareholders’ agreement requires the payment of dividends equal to at least 50% of consolidated net income, payable quarterly to the extent funds are legally available. For the nine months ended September 30, 2005, the Company paid dividends in the amount of $18 million, which were declared in the first and second quarter of 2005. Dividends declared in the amount of $16 million in the third quarter of 2005 were paid in October 2005. For the nine months ended September 30, 2004, the Company paid dividends in the amount of $12 million, which were declared in the second quarter of 2004. Dividends declared in the amount of $27 million in the third quarter of 2004 were paid in October 2004. The senior note indentures and credit facility agreements do not contain restrictions on the payment of dividends.
OFF-BALANCE SHEET ARRANGEMENTS
     The Company currently does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

REGULATORY AND OTHER MATTERS
REGULATORY AND COMPETITIVE TRENDS
     Regulatory activity at the federal and local levels has been primarily directed at meeting challenges in maintaining support for local exchange rates and Universal Service while affecting the rate rebalancing and regulatory restructuring required by an increasingly competitive environment. Among the regulatory issues are: local number portability requirements, interconnection agreements, the FCC’s triennial review and the elimination of reverse toll billing.
     We continue to meet the wholesale requirements of new competitors and have signed agreements with various wireless and wireline carriers. These agreements permit them to purchase unbundled network elements, to resell retail services, and to interconnect their networks with ours.
INTRA-ISLAND LONG DISTANCE ACCESS RATE DISPUTE (K-2)
     In 1997, several long-distance carriers filed a complaint against the Company before the Telecommunications Regulatory Board (TRB) alleging that the Company’s access tariff was not cost-based as required by law. On February 28, 2002, the TRB issued a Resolution and Order (the “February 2002 Order”) instructing the Company to reduce such access rates and requiring other obligations from the Company. The Company appealed the TRB’s Order but subsequently settled with the complainants and the TRB. As part of its settlement with the TRB, the Company agreed to reduce the access charge, eliminate touch tone charges and provide its single line residential customers certain credits on their phone bills. In return, the Company was allowed to reduce its local calling zones from 68 to 10 and phase in an “Extended Area Service” surcharge on all of its local customers. As of this date, the Company has complied with all of its obligations under the settlement agreement and has completely phased in the surcharge except in a reduced area of its territory, which we expect will be completed by December 2005.
SINGLE ZONE
     On April 6, 2005, PRTC filed before the TRB a new tariff structure for basic telephone service which would have eliminated all intra-LATA long distance charges by reducing its existing local calling areas from 10 to 1 (the Single Zone Plan). As later amended, the Single Zone Plan is scheduled to take effect on January 6, 2006.
     On May 17, 2005 and May 20, 2005, TLD and WorldNet filed separate complaints challenging the legality of PRTC’s Single Zone Plan. Plaintiff’s alleged in their complaint that PRTC’s new tariff is not based on cost and that the tariff will eliminate the intra-island long distance market.
     The TRB has established a schedule to resolve these complaints and determine the validity of the Single Zone Plan. On September 1, 2005 the TRB issued an order establishing the cost methodology that will be used to determine the validity of the new tariffs, and hearings on the merits of the complaints were scheduled for December 6 to 9, 2005. On November 8, 2005 the TRB granted in part an emergency motion filed by WorldNet requesting additional time to complete their review of PRTC’s cost model. A revised schedule, lengthening the process into the first quarter of 2006, was established by the TRB. PRTC has the burden of proving that the tariffs proposed under the Single Zone Plan are based on cost and continues to assess its regulatory, legal and marketing strategies.
PUBLIC TELEPHONE SERVICE PROVIDER — ANTI COMPETITIVE ACTIONS
     On August 16, 2002, PSA, the parent company of Phoenix of Puerto Rico, filed a lawsuit against PRTC in the United States Bankruptcy Court for the District of Delaware, claiming anti competitive acts. The claims have since been transferred to the United States District Court of Delaware. The disputes between the two parties include an administrative claim by PRTC against PSA, and a claim of over $9 million by PSA against PRTC. The United States District Court of Delaware granted a PRTC motion to change venue to Puerto Rico and the motion to dismiss is currently pending before the United States District Court of Puerto Rico. On September 24, 2004, the Court issued an Opinion and Order granting PRTC’s motion to dismiss. PSA appealed the Order and oral arguments were presented on September 8, 2005 before the Circuit Court. The parties are negotiating a possible settlement.

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
     On November 15, 2004, the Court held an evidentiary hearing in order to determine if this case will be certified as a class action. At the hearing, the Judge ordered PRTC to comply with the plaintiffs’ discovery requests with respect to the merits and PRTC has now done so. On May 9, 2005, the Court issued a Resolution and Order certifying the class. On May 25, 2005, PRTC filed reconsideration to the Court’s determination of the class certification and a hearing was scheduled for June 20, 2005. After the hearing, the Court denied PRTC’s reconsideration request. Notwithstanding, during the hearing the Court allowed the intervention (amicus curiae) of Puerto Rico Electric Power Authority and the Puerto Rico Aqueduct and Sewer Authority.
     On July 7, 2005, PRTC filed a reply to plaintiff’s opposition to a motion for summary judgment filed earlier by PRTC. On July 28, 2005, PRTC filed a petition for certiorari requesting the P.R. Appeals Court to overturn the P.R. Superior Court’s decision to certify the class. The petition was denied on September 16, 2005. PRTC filed a Motion for Reconsideration on October 4, 2005. On October 5, 2005 the P.R. Appeals Court denied the Reconsideration. PRTC plans to file a petition for certiorari in the P.R. Supreme Court no later than November 10, 2005. A hearing for Summary Judgment is scheduled for November 10, 2005 in the Superior Court of Bayamón.
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
     The FCC delayed conversion to price cap regulation until June 30, 2002, and the Company requested an extension until June 30, 2003. Under an order issued by the FCC on April 18, 2002, the Company was no longer required to file a waiver request until the FCC completes its review of the “all-or-nothing” rule. In addition, upon the issuance of an Order and Second Further Notice of Proposed Rulemaking (the “Order”) by the FCC on February 28, 2004, the FCC deferred further action on the all-or-nothing rule until it reviews the record compiled in response to the notice included in the Order. Additionally, in the Order the FCC stated that all outstanding interim waivers of the all-or-nothing rule that depend on the FCC’s decision shall continue to be effective until the FCC issues a final order on this matter. As a result, the Company currently continues to set its interstate access rates based on rate-of-return principles.
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
UNION OF INDEPENDENT TELEPHONE WORKERS AGREEMENT
     On October 20, 2005 a new 5-year contract was signed with the Union of Independent Telephone Workers (“UIET”) effective January 2006. The UIET is the larger of the two Company Unions, comprise mostly of field and operations technicians and has a membership of approximately 2,300 employees.

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
CRITICAL ACCOUNTING POLICIES
General
     The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s unaudited consolidated financial statements, which have been prepared in accordance with the U.S. generally accepted accounting principles for interim financial information and the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles for annual financial statements have been condensed or omitted pursuant to such rules and regulations.
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
     The Puerto Rico Treasury Department is currently conducting an ordinary audit of our 2001 corporate income tax return. We do not expect the results of this audit to have a material impact on the Company’s financial condition and result of operations.
     A new law was passed in August 2005, providing for an additional 2.5% tax to corporate taxpayers with taxable income of $20,000 or more for tax years 2005 and 2006. The effectiveness of the law was contingent upon the approval of Joint Resolution 445 which related to the 2005-2006 Governmental Budget. The Governor of Puerto Rico vetoed Joint Resolution 445; therefore, the deferred taxes as of September 30, 2005 do not reflect the additional tax of 2.5%. Should this law take effect, its estimated impact would be to increase the deferred tax asset by $3.8 million as of September 30, 2005.
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
     The Company’s depreciation expense is based on the composite group remaining life method using straight-line composite rates. This method provides for the recognition of the cost of the remaining net investment in telephone plant over the remaining asset lives. This method also requires a periodic evaluation of the average remaining useful lives related to the expected recoverability of the carrying value of assets based on changes in technology, environmental factors, the federal and local regulatory environment, industry and other competitive forces. Effective July 2005, the Company revised its plant useful lives estimates based on a detailed review of the lives underlying the depreciation rates. The depreciation rate revision reflects expected useful lives resulting from the impact of technology and future competition and more closely approximate the assumptions used by other telephone companies. For the nine months ended September 30, 2005, the revision resulted in lower depreciation expense of approximately $5 million than would have been recognized under the previous useful lives estimate.
RECENT ACCOUNTING PRONOUNCEMENTS
     For disclosure of recent accounting pronouncements, see Note 3 to our unaudited consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
INTEREST RATE SENSITIVITY
     We are exposed to market risk in the normal course of business, resulting primarily from interest rate changes on our senior notes and interest rate swap agreements.
     The following table summarizes the fair value of our senior notes and interest rate swap at September 30, 2005 and December 31, 2004 and provides a sensitivity analysis of the fair values of these instruments assuming a 100 basis point increase or decrease in the yield curve. The sensitivity analysis does not include the fair values of our floating-rate debt since it is not significantly affected by changes in market interest rates.

			Fair Value
			Assuming 100 Basis Point
	Book Value	Fair Value	Increase	Decrease
	(In Thousands)
September 30, 2005

Senior Notes	$699,908	$716,940	$704,698	$729,586
Interest rate swap	(1,266)	(1,266)	(2,367)	461

Total	$698,642	$715,674	$702,331	$730,047

December 31, 2004

Senior Notes	$699,876	$735,790	$718,569	$753,663
Interest rate swap	3	3	(1,813)	1,834

Total	$699,879	$735,793	$716,756	$755,497

ITEM 4. CONTROLS AND PROCEDURES
     The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed in the Company’s reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. In designing and evaluating the Company’s disclosure controls and procedures, the Company’s chief executive officer and chief financial officer recognized that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s chief executive officer and chief financial officer have evaluated the effectiveness of the Company’s disclosure controls and procedures, as of the end of the period covered by this report (the “Evaluation Date”). They have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.
     There has been no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     The Company is a defendant in various legal matters arising in the ordinary course of business. Management, after consultation with legal counsel, believes that the resolution of these matters will not have a material adverse effect on the Company’s financial position and results of operations. See Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Regulatory and Other Matters”, which is incorporated herein by reference, for more information regarding legal and regulatory matters, including a class action suit related to Touchtone charges and a regulatory dispute regarding intra-island access fees charged to long distance carriers.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Not applicable.
Item 3. Defaults upon Senior Securities
     Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
     Not applicable.
Item 5. Other Information
     Not applicable.
Item 6. Exhibits
     See Exhibit Index on page following signatures.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELECOMUNICACIONES DE PUERTO RICO, INC.

By:	/s/ Cristina M. Lambert

Name:	Cristina M. Lambert
Title:	President and Chief Executive Officer
Date:	November 14, 2005

By:	/s/ Héctor Houssay

Name:	Héctor Houssay
Title:	Vice President Finance and Chief Financial Officer
Date:	November 14, 2005

By:	/s/ Rafael Otaño

Name:	Rafael Otaño
Title:	Controller
Date:	November 14, 2005

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION
3.1	Certificate of Incorporation of Telecomunicaciones de Puerto Rico, Inc. (Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement filed on Form S-4, as amended (File 333-85503)).

3.2	Certificate of Amendment to the Certificate of Incorporation of Telecomunicaciones de Puerto Rico, Inc. (Incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (File 333-85503)).

3.3	By-Laws of Telecomunicaciones de Puerto Rico, Inc. (Incorporated by reference to Exhibit 3.4 of the Company’s Registration Statement filed on Form S-4, as amended (File 333-85503)).

4.1	Trust Indenture dated as of May 20, 1999 between Telecomunicaciones de Puerto Rico, Inc. and The Bank of New York. (Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement filed on Form S-4, as amended (File 333-85503)).

10.1	Shareholders Agreement, dated as of March 2, 1999, by and among Telecomunicaciones de Puerto Rico, Inc., GTE Holdings (Puerto Rico) LLC, GTE International Telecommunications Incorporated, Popular, Inc., Puerto Rico Telephone Authority and the shareholders of Telecomunicaciones de Puerto Rico, Inc., who shall from time to time be parties thereto as provided therein. (Incorporated by reference to Exhibit 10.5 of the Company’s Registration Statement filed on Form S-4, as amended (File 333-85503)).

10.2	Non-Competition Agreement, dated as of March 2, 1999, by and among Telecomunicaciones de Puerto Rico, Inc, GTE Holdings (Puerto Rico) LLC, GTE International Telecommunications Incorporated, Popular, Inc., Puerto Rico Telephone Authority, and the Government Development Bank for Puerto Rico. (Incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement filed on Form S-4, as amended (File 333-85503)).

10.3	Trust Agreement of the Employee Stock Ownership Plan of Telecomunicaciones de Puerto Rico, Inc., dated as of March 2, 1999, by and between U.S. Trust, National Association and Telecomunicaciones de Puerto Rico, Inc. (Incorporated by reference to Exhibit 10.12 of the Company’s Registration Statement filed on Form S-4, as amended (File 333-85503)).

10.4	ESOP Loan Agreement, dated as of March 2, 1999, by and between the Trust of the Employee Stock Ownership Plan of Telecomunicaciones de Puerto Rico, Inc. and Telecomunicaciones de Puerto Rico, Inc. (Incorporated by reference to Exhibit 10.13 of the Company’s Registration Statement filed on Form S-4, as amended (File 333-85503)).

10.5	Pledge Agreement, dated as of March 2, 1999, by and between the Trust of the Employee Stock Ownership Plan of Telecomunicaciones de Puerto Rico, Inc. and Telecomunicaciones de Puerto Rico, Inc. (Incorporated by reference to Exhibit 10.15 of the Company’s Registration Statement filed on Form S-4, as amended (File 333-85503)).

10.6	Tag Along Agreement, dated as of March 2, 1999, by and among GTE Holdings (Puerto Rico) LLC, GTE International Telecommunications Incorporated, and the Trust of the Employee Stock Ownership Plan of Telecomunicaciones de Puerto Rico, Inc. (Incorporated by reference to Exhibit 10.16 of the Company’s Registration Statement filed on Form S-4, as amended (File 333-85503)).

10.7	Commercial Paper Dealer Agreement 4(2) Program among Telecomunicaciones de Puerto Rico, Inc., as Issuer; Puerto Rico Telephone Company, Inc. and Celulares Telefónica, Inc., as Guarantors; and Merrill Lynch Money Markets Inc., as Dealer for notes with maturities up to 240 days; Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Dealer for notes with maturities over 270 days up to 365 days. Concerning notes to be issued pursuant to an Issuing and Paying Agency Agreement dated as of November 9, 2000 between the Issuer and The Chase Manhattan Bank, as Issuing and Paying Agent. (Incorporated by reference to Exhibit 10.25 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File 333-85503)).

EXHIBIT
NUMBER	DESCRIPTION
10.8	Commercial Paper Dealer Agreement 4(2) Program among Telecomunicaciones de Puerto Rico, Inc., as Issuer; Puerto Rico Telephone Company, Inc. and Celulares Telefónica, Inc., as Guarantors; and Salomon Smith Barney Inc., as Dealer. Concerning notes to be issued pursuant to an Issuing and Paying Agency Agreement dated as of November 9, 2000 between the Issuer and The Chase Manhattan Bank, as Issuing and Paying Agent. (Incorporated by reference to Exhibit 10.26 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File 333-85503)).

10.9	Commercial Paper Dealer Agreement 4(2) Program among Telecomunicaciones de Puerto Rico, Inc., as Issuer; Puerto Rico Telephone Company, Inc. and Celulares Telefónica, Inc., as Guarantors; and Banc of America Securities LLC. Concerning notes to be issued pursuant to an Issuing and Paying Agency Agreement dated as of November 9, 2000 between the Issuer and The Chase Manhattan Bank, as Issuing and Paying Agent. (Incorporated by reference to Exhibit 10.27 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File 333-85503)).

10.10	Commercial Paper Dealer Agreement 4(2) Program among Telecomunicaciones de Puerto Rico, Inc., as Issuer; Puerto Rico Telephone Company, Inc. and Celulares Telefónica, Inc., as Guarantors; and Popular Securities, Inc., as Dealer for notes with maturities up to 365 days. Concerning notes to be issued pursuant to an Issuing and Paying Agency Agreement dated as of November 9, 2000 between the Issuer and The Chase Manhattan Bank, as Issuing and Paying Agent. (Incorporated by reference to Exhibit 10.28 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File 333-85503)).

10.11	Issuing and Paying Agency Agreement dated as of November 9, 2000, by and among Telecomunicaciones de Puerto Rico, Inc., as Issuer, Puerto Rico Telephone Company and Celulares Telefónica, Inc., as Guarantors, and The Chase Manhattan Bank, as Issuing and Paying Agent. (Incorporated by reference to Exhibit 10.29 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File 333-85503)).

10.12	Letter Amendment, to the March 2, 1999 Shareholders Agreement, dated as of May 25, 2001, by and among Telecomunicaciones de Puerto Rico, Inc., GTE Holdings (Puerto Rico) LLC, GTE International Telecommunications Incorporated, Popular, Inc., and the Puerto Rico Telephone Authority. (Incorporated by reference to Exhibit 10.25 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001 (File 333-85503)).

10.13	ISDA Master Agreement, dated August 29, 2001, by and among Telecomunicaciones de Puerto Rico, Inc., as the Counterparty, Puerto Rico Telephone Company and Celulares Telefónica, Inc., as Guarantors, and Bank of America, N.A., as the Bank. (Incorporated by reference to Exhibit 10.27 of the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2001 (File 333-85503)).

10.14	ISDA Master Agreement, dated August 29, 2001, by and among Telecomunicaciones de Puerto Rico, Inc., as the Counterparty, Puerto Rico Telephone Company and Celulares Telefónica, Inc., as Guarantors, and Citibank, N.A., as the Bank. (Incorporated by reference to Exhibit 10.28 of the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2001 (File 333-85503)).

10.15	$75,000,000 3-Year term credit agreement dated as of August 19, 2002, among Telecomunicaciones de Puerto Rico, Inc., as Borrower, Puerto Rico Telephone Company, Inc., as Guarantor, and The Bank of Nova Scotia, as Lender and Administrative Agent. (Incorporated by reference to Exhibit 10.28 of the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2002 (File 333-85503)).

10.16	Collective Bargaining Agreement between the Puerto Rico Telephone Company and the Independent Union of Telephone Employees of Puerto Rico effective from January 18, 2003 until January 17, 2006. Approved on February 13, 2003. (Incorporated by reference to Exhibit 10.30 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File 333-85503)).

10.17	Collective Bargaining Agreement between the Puerto Rico Telephone Company and the Independent Brotherhood of Telephone Company Employees effective from January 1, 2004 until December 31, 2008. Approved on April 15, 2004. (Incorporated by reference to Exhibit 10.29 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (File 333-85503)).

EXHIBIT
NUMBER	DESCRIPTION
10.18	$40,000,000 working capital revolving credit agreement dated as of June 30, 2004, among Telecomunicaciones de Puerto Rico, Inc., as Borrower, Puerto Rico Telephone Company, Inc., as Guarantor and Banco Popular de Puerto Rico, as Lender and Administrative Agent. (Incorporated by reference to Exhibit 10.30 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File 333-85503)).

10.19	Collective Bargaining Agreement between the Puerto Rico Telephone Company and the Independent Union of Telephone Employees of Puerto Rico effective from January 18, 2003 until January 17, 2006. Approved on February 13, 2003. English Version. (Incorporated by reference to Exhibit 10.31 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File 333-85503)).

10.20	Collective Bargaining Agreement between the Puerto Rico Telephone Company and the Independent Brotherhood of Telephone Company Employees effective from January 1, 2004 until December 31, 2008. Approved on April 15, 2004. English Version. (Incorporated by reference to Exhibit 10.32 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File 333-85503)).

10.21	$30,000,000 1-Year term credit agreement dated as of May 17, 2004, among Telecomunicaciones de Puerto Rico, Inc., as Borrower, Puerto Rico Telephone Company, Inc., as Guarantor and Banco Bilbao Vizcaya Argentaria Puerto Rico, as Administrative Agent. (Incorporated by reference to Exhibit 10.33 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File 333-85503)).

10.22	364-Day Credit Agreement dated as of March 1, 2005, among Telecomunicaciones de Puerto Rico, Inc., as Borrower, Puerto Rico Telephone Company, Inc., as Guarantor, the Initial Lenders named therein, Citibank, N.A., as Administrative Agent, Banco Bilbao Vizcaya Argentaria Puerto Rico and Bank of Nova Scotia, as Syndication Agents, and Banco Popular de Puerto Rico and Firstbank Puerto Rico, as Co-documentation Agents. (Incorporated by reference to Exhibit 10.34 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File 333-85503)).

10.23	First amendment dated June 30, 2005 to the $40,000,000 revolving credit agreement dated as of June 30, 2004, among Telecomunicaciones de Puerto Rico, Inc., as Borrower, Puerto Rico Telephone Company, Inc., as Guarantor and Banco Popular de Puerto Rico, as Lender and Administrative Agent. (Incorporated by reference to Exhibit 10.23 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File 333-85503)).

10.24	Collective Bargaining Agreement between the Puerto Rico Telephone Company and the Independent Union of Telephone Employees of Puerto Rico effective from January 18, 2006 until January 17, 2011. Approved on October 20, 2005. (Filed herewith).

31.1	Certification of Principal Executive Officer (Filed herewith).

31.2	Certification of Principal Financial Officer (Filed herewith).

32.1	Certification Required by 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith).