Form 10-K
period 2005-12-31
TELECOMUNICACIONES DE PUERTO RICO INC
filed 2006-04-03
CIK 1089357

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended: December 31, 2005
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☑ NO ☐
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as define in Rule 12b-2 of the Act). YES ☐ NO ☑
At June 30, 2005 the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $68 million. This amount represents the value of the vested shares under the Employee Stock Ownership Plan at a stated price of $69.44. The stated price was established under a share option agreement, dated as of March 2, 1999, which was entered into as part of the acquisition by GTE Corporation of a 40% interest in the registrant. For a description of the acquisition and share ownership of the registrant, see Part I, Item 1, “Business” and Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”
At March 31, 2006, 25 million shares of no par common stock of the registrant were outstanding.

ITEM 1. BUSINESS
GENERAL
     Telecomunicaciones de Puerto Rico, Inc. (“we” or the “Company”), a Puerto Rico corporation, is the largest telecommunications service provider in Puerto Rico and the seventh largest local exchange carrier in the United States as measured by access lines in service. Wireline service, which has been provided since 1914, is marketed under the Puerto Rico Telephone (“PRT”) brand. At December 31, 2005, we had approximately 1.1 million access lines in service, including 841,000 residential and 269,000 business lines. We market our cellular service under the Verizon Wireless brand, which is Puerto Rico’s second largest wireless service provider.
     We have invested approximately $1.4 billion from the date of the Acquisition (as defined below) through December 31, 2005 to expand and enhance our network. In 2006 we expect to invest an additional $154 million in capital expenditures. Our digital switching wireline network encompasses over approximately 90,200 fiber miles with speeds of up to OC-192 and supplies direct fiber optic connections to more office buildings than any other service provider on the island. Our cellular network utilizes the code division multiple access (“CDMA”) standard and the time division multiple access (“TDMA”) standard. During 2003, the Company decided to migrate all TDMA clients to the CDMA network. We have invested approximately $137 million since 2001 in a network overlay using the CDMA standard.
BUSINESS OVERVIEW AND CORPORATE RESTRUCTURING
     The Company holds 100% of the common stock of Puerto Rico Telephone Company, Inc. (“PRTC”), PRT Larga Distancia, Inc. (“PRTLD”), and Datacom Caribe, Inc. (“Datacom”). The Company holds a 67% interest in Coqui.net Corporation (“Coqui.net”), in which Popular, Inc., one of our shareholders, holds the remaining 33% interest. The Company also holds a 24% interest in Verizon Information Services Puerto Rico, Inc. S en C. (“VISI”), in which GTE Holdings (Puerto Rico) LLC, our majority shareholder, holds a 36% interest. PRTC, the incumbent local exchange carrier for the island of Puerto Rico, provides both wireline and wireless services (the latter using the Verizon Wireless brand name). The Company’s off-island long distance service is provided by PRTLD and its Internet access service is provided by Coqui.net. Directory publishing revenues are generated through VISI.
     GTE Corporation (“GTE”), through its subsidiary GTE Holdings (Puerto Rico) LLC, acquired a 40% interest in and management control over the Company on March 2, 1999 from Puerto Rico Telephone Authority (“PRTA”), an entity of the Commonwealth of Puerto Rico (the “Acquisition”). In connection with the Acquisition, Popular, Inc. acquired a 10% interest in the Company. GTE and Bell Atlantic Corporation merged on June 30, 2000 to form Verizon Communications Inc. (“Verizon”). On January 25, 2002, GTE Holdings (Puerto Rico) LLC and Popular, Inc. acquired an additional 12% and 3% interest in the Company, respectively, by exercising an option each had held since the Acquisition. Verizon and Popular, Inc. acquired the additional ownership interest from PRTA Holdings Corp., a subsidiary of the PRTA (“PRTA Holdings”). Verizon and Popular, Inc. paid PRTA Holdings $138 million and $34 million, respectively, for a total of $172 million in cash for the additional 3,750,000 shares at a $45.9364 per share price established in a share option agreement entered into at the time of the Acquisition. As a result, Verizon owns 52%, Popular owns 13%, PRTA owns 28% and the Employee Stock Ownership Plan (“ESOP”) owns 7% of the outstanding capital stock of the Company. The Company is an affiliate of Verizon, which consolidates the Company’s financial results with its own financial results.
PRTC/VERIZON WIRELESS MERGER
     On May 1, 2002, the Company completed a tax-free reorganization whereby it merged Verizon Wireless Puerto Rico, Inc. (“Verizon Wireless”) into PRTC. Prior to the merger, the Company created a new wholly-owned subsidiary, PRTLD, to carry the off-island long distance business previously provided by Verizon Wireless. The objectives of the reorganization were to: (i) enable the Company to integrate its wireline and wireless operations without jeopardizing the continuity of its off-island long distance license, (ii) simplify the Company’s overall corporate structure to reduce administrative costs, and (iii) provide better control and monitoring of the Company’s off-island long distance business and increase its potential for growth in Puerto Rico.
     You can find additional business information in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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
     Our wireless strategy is to provide the best customer value in wireless services with the highest quality of network. We plan to invest $45 million in 2006 to add the capacity necessary to meet our growing customer base and to extend our high speed EV-DO service beyond the metro area. We believe that we will continue to improve customer satisfaction by providing the latest wireless entertainment and productivity service.
COMPETITION
     The Company operates in a highly competitive telecommunications market. All wireline services, including local, long distance, Internet access and data services, face competition from various providers including a facilities-based local carrier, interexchange carriers, resellers, cable providers, and Internet service providers. The Company currently maintains its position as the leading wireline service provider in Puerto Rico.
     The wireless telephone service market is significantly competitive. In the wireless market, the Company competes against five other wireless carriers and is second in wireless market share operating under the Verizon Wireless Brand.
     We expect competition to intensify as a result of the higher penetration levels that currently exist in the wireless industry, development of new technologies and new products and services. We believe that the most important competitive factors in our wireless industry are the following:
•	Pricing: The wireless service and equipment pricing is mainly determined by competition. As a result, wireless market prices have declined over the last several years and may continue to decline in the future due to increased competition.

•	Customer Service: The quality customer service is essential to ensure the retention of our customers and to attract new customers.

•	Product Development: We are committed to continue pursuing the development of our services, products and devices maximizing the use of new technologies.

•	Distribution: The key to achieve sales success in the wireless business is the reach and quality of sales channels and distribution points, which is considered an important ingredient in achieving-leading profitability.

•	Capital Resources: In order to expand the capacity and coverage of their networks and introduce new products and services, wireless providers require significant capital resources. As of the result of the competitive environment, the Company has been forced to introduce new service offerings at lower prices, to increase advertising spending, to offer equipment discounts expenses, and to increase the capital investment to ensure we maintain or enhance the service quality.

BUSINESS SEGMENTS
     We have two reportable segments: Wireline and Wireless. For additional information on our reportable segments, see Note 17 to our consolidated financial statements included under Part II, Item 8, “Financial Statements and Supplementary Data.”
     The Wireline segment consists of:
•	Local services, including basic voice, telephone and telecommunications equipment rentals, value-added services, high-speed data services and Internet access;
•	Long distance services including direct dial on-island and off-island, operator assisted calls, and prepaid calling cards;
•	Access services, to long distance carriers, competitive local exchange carriers, and wireless operators for originating and terminating calls on our network;
•	Directory publishing rights revenues; and
•	Telecommunication equipment sales and billing and collection services to competing long distance operators in Puerto Rico.

The Wireless segment consists of:
•	Postpaid and prepaid cellular service; and
•	Wireless equipment sales.
WIRELINE
LOCAL SERVICES
     Local services include basic voice services, value-added services, high-speed data services, Internet, and deferred activation and installation services. The following table reflects the breakdown of residential and business access lines in service, excluding public phones, direct inward dialed business lines, wide area telecommunications services lines, and private branch exchange trunks:
ACCESS LINES IN SERVICE

	Year Ended December 31,
	2005	2004	2003
	(In thousands except percentages)
Residential	841	887	940
Business/Government	269	281	290

Total Access Lines in Service	1,110	1,168	1,230

Growth	(5.0%)	(5.0%)	(2.4%)
     BASIC VOICE SERVICE
     Basic voice service is the largest component of local service revenues, generating $340 million, or 27%, of total revenues for the year ended December 31, 2005, representing an increase of $11 million, or 3%, as compared to the same period in 2004. The increase is mainly attributed to the Extended Area Service (“EAS”) surcharge. Basic voice is a regulated service and rate structures have not changed since 1982. Rates are categorized as either residential or business/government and are further divided into four zones based on town boundaries. Residential customers have a choice of selecting an unlimited local calling plan or a measured service plan at a fixed price of 13 cents per message unit within a local calling area.

     In 2004, as part of the Company’s value added services, the Company reduced its local calling areas from 68 to 10 larger calling areas as part of a four-phased reduction plan resulting from a study of customers calling patterns and the commercial zones movement.
     Business and Government customers pay basic local rate by principal line ranging from $35.00 to $38.25 per month. In 2005, Business and Government average revenue per user (“ARPU”) was $56.50, excluding Internet and long distance services. The unlimited local service plan for residential customers varies significantly by zone. San Juan and Ponce residential customers, who are in zone 1, pay $18.80 per month while customers in the rural area, who are in zone 4, pay $8.45 per month, excluding applicable EAS surcharges. The EAS surcharge of $2.25 per line has been gradually phased in, with implementation completed in December 2005. In 2005, residential basic ARPU was approximately $25.66, excluding Internet and long distance services and a Federal Communications Commission (“FCC”) imposed subscriber line charge of $6.50 per month to primary residential customers. For single-line business customers the subscriber line charge is also equal to $6.50, while $9.20 per month is charged to multi-line business customers. These subscriber line revenues are classified as access revenues. These rates also exclude other enhanced services such as directory assistance and white-page directory listings.
     TELEPHONE RENTAL
     Approximately 17% of our single-line business customers and 39% of our residential customers rent telephones. We generated $13 million in revenues from telephone rentals for the year ended December 31, 2005, representing a decrease of $1 million, or 7%, as compared to the same period in 2004, as customers have increasingly preferred to purchase telephone equipment over renting. Rental levels are high compared to those of U.S. mainland operators, as we own the inside wire on many of our customer’s premises and must maintain the inside wire and phone.
     VALUE — ADDED SERVICES
     Value-added services include over 16 voice features, such as caller ID, call waiting, call forward, anonymous call reject and voice mail. Charges for these features range from $1.75 to $7.75 per month. Some of these features are also sold in discounted bundled packages. Approximately 40% of our residential customers purchase at least one of these features. Our revenues from value-added services were $42 million for the year ended December 31, 2005, representing a decrease of $4 million, or 9%, as compared to the same period in 2004, attributed primarily to our decrease in access lines and the increase in discounted bundled packages, which are attractive to the customers due to higher features at lower rates.
     SPECIAL SERVICES
     Special services include private high-speed dedicated lines marketed to businesses, wireless carriers and other service providers for data transport and network connectivity. Our revenues from special services were $98 million for the year ended December 31, 2005, representing an increase of $8 million, or 9%, as compared to the same period in 2004. The increase in revenue is mainly related to the increase in demand, primarily from expanded network coverage by wireless carriers.
     INTERNET ACCESS
     We market unlimited dial-up Internet access through Coqui.net, one of our subsidiaries, under two brands (PRT.net and Coqui.net) which averaged revenue is $15 per month for 2005. We generated $33 million of revenue in 2005 from approximately 187,000 Internet access customers at December 31, 2005, same amount of revenues and approximately 19,000 customers over prior year, or 11% in customers. We continue to penetrate the Internet market by offering customers high-speed access at lower or competitive rates.
     PUBLIC PHONES
     Public telephone revenues in 2005 were $1 million, a decrease of $4 million, or 83%, from the prior year. In May 2005, the Company completed the sale of its public telephone assets to a local telephone service provider.

NETWORK ACCESS
     Network access services are provided to long distance carriers, resellers, other local exchange carriers, cellular and paging companies for the origination and termination of calls on our network. These entities pay access charges based on specific agreements, some of which have durations of one to three years. We also collect network access fees directly from our customers from FCC-mandated line charges.
     Network access revenues for the years ended December 2005, 2004 and 2003 were $235 million, $269 million and $295 million, respectively, and included the following amounts:

	Year Ended December 31,
	2005	2004	2003
		(In millions)
O Federal long-term support subsidies	$74	$82	$81

O Subscriber line charge	95	95	97

O Federal High Cost subsidies & Local Universal Service Fund Charge	1	2	5

O Per minute wireline access charges:

o On-island switched	7	24	49
o Off-island switched & common carrier line	22	30	20
o Off-island special	19	21	24
o Wireless interconnection	17	15	19

	$235	$269	$295

     Long-term and High Cost federal subsidies are received through pooling arrangements administered by the National Exchange Carriers Association (“NECA”). On October 21, 1999, the FCC adopted a new high cost support mechanism, which has resulted in the phase out of the Company’s High Cost Subsidy revenues. For 2004 and 2005, the subscriber line charge rates remained constant at $6.50 per month for primary residential and single line business customers and at $9.20 per month for multi-line business customers.
     The decrease in network access revenues of $34 million in year 2005 was mainly due to a decrease in intra-island minutes of use (MOU) of $17 million mainly as a result of the elimination of the intrastate carrier common line rate and the decrease in the termination and end office rates. Also, federal long-term support subsidies revenue decreased by $8 million due to a decrease in the actual customer base, and off-island switched & common carrier line revenue decreased by $8 million due to an adjustment to the interstate common line revenue estimate.
LONG DISTANCE
     Long distance revenues include direct dial on-island and off-island calls, operator-assisted calls, and prepaid calling cards. The following chart shows our MOU in the on-island and off-island long distance market for the years ended December 31, 2005, 2004 and 2003, respectively:

	Year Ended December 31,
	2005	2004	2003
		(In millions)
Long distance MOU:
On-island Long Distance minutes	206	549	757
Off-island Long Distance minutes	149	178	170
     Long distance revenues of $69 million in 2005 remained constant as compared with 2004. Although, long distance MOU decreased by 51% compared with 2004, revenues remained constant, mainly due to an unfavorable adjustment of receivable balances reflecting billed activity for current and prior periods recognized during year 2004 and the reduction in the number of local calling areas from 68 to 10.

DIRECTORY SERVICES
     We received $19 million in publishing revenue in 2005 under a revenue sharing arrangement with VNU World Directories, Inc. (“VNU”). VNU is the publisher of white and yellow page directories distributed in Puerto Rico for which there is no other significant competitive product. We entered into a 95-year agreement in 1999 with Verizon Information Services, Inc. a joint venture among VNU, Verizon, and ourselves which provides us with a right of 35% of yellow page advertising revenues, plus billing and collection fees.
     In February 2006, the Company announced that as part of an agreement for the acquisition of the directory operations in Latin American between Verizon and a US investors firm, it signed an agreement to sell its equity interest in the Puerto Rico directory operation and the right to receive 35% of the revenues from the publication of directory advertising. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”
BILLING AND COLLECTION SERVICES
     We generated revenues of $5 million in 2005 from billing and collection services primarily from AT&T and TLD, the two largest competitive off-island long distance carriers, which represents a decrease of $2 million from the prior year due to lower retail long distance messages processed for these carriers. Our contracts with TLD and AT&T expire in May 1, 2006 and June 30, 2007, respectively. Together, these carriers represented approximately 77% of our total billing and collection fees for 2005.
WIRELESS
     The following table shows the breakdown of our cellular and paging customers:

	Year Ended December 31,
	2005	2004	2003
	(In thousands except percentages)
Cellular Customers:
Postpaid	382	290	240
Prepaid	103	97	113

Total Cellular Customers	485	387	353

Growth	25.3%	9.6%	0.6%
CELLULAR SERVICE
     Cellular demand has grown rapidly in recent years due to increased competition, attractive price plans, prepaid calling cards, and wide market acceptance. We offer digital cellular service under the Verizon Wireless brand in the B block 850-megahertz frequency using both TDMA and CDMA. We have invested $137 million since 2001 in a CDMA overlay network, including $27 million during 2005, and commenced selling this service in December 2001.
     At December 31, 2005, there were six facility-based cellular providers offering service with varying coverage in Puerto Rico. Competition in the market has resulted in the emergence of a variety of plans with large bundles of free night and weekend minutes as well as free incoming calls and nation-wide long distance.
     We have 32 stores and kiosks throughout the island, which generate approximately half of our postpaid and prepaid gross additions and the remaining portion is sold through various dealers and agent outlets. Roaming agreements have been signed with various cellular carriers, including Verizon Wireless, Inc. and BellSouth to increase coverage for our customers on the U.S. mainland. We also offer roaming in other countries, including the Dominican Republic, through Verizon Dominicana (formerly Codetel), a Verizon affiliate, and in the U.S. Virgin Islands.
     The number of postpaid customers grew by 32% over the prior year. Also, we experienced a 6% increase in the number of prepaid customers. The increases reflect our focus on quality, long-term postpaid customers, while still maintaining a substantial prepaid subscriber base. In late 2001,we began marketing our cellular service under the Verizon Wireless brand as part of our strategy to align our product and service offerings with those of Verizon Wireless in the U.S.
     ARPU for all cellular customers was $44 in 2005 resulting in an increase of $1 in comparison with prior year. Postpaid ARPU was $53 in 2005, a $1 decrease from the prior year and prepaid ARPU was $14 in 2005, a $1 decrease from the prior year. Postpaid customer churn was 2.1% per month in 2005, a decrease of approximately 0.5% per month from the prior year.
NETWORK INFRASTRUCTURE
     We have invested approximately $1.4 billion from the date of the Acquisition through 2005 to expand and enhance our networks, including $146 million invested in 2005.
WIRELINE NETWORK
     Our network has evolved into a multi-protocol network, handling SONET, ATM and IP with the following characteristics:
o	Our 100% digital switching network includes 29 local host central offices and two access tandems to ensure redundancy and network reliability. Also, we have a long distance switch to provide access to national and international long distance calls.

o	Approximately 90% of our transmission circuits use fiber optic systems consisting of approximately 90,200 miles of fiber optic cable in fiber-ring and point-to-point configurations.

o	The entire fiber optic backbone transport network consists of self-healing SONET rings operating at bandwidths up to OC-192, with new equipment installed capable of evolving to DWDM. Fiber optic cable facilities have been provided to over 270 office buildings for business and residential customers. Also, a MAN (Metro Area Network) installed in the Metropolitan Area to provide Ethernet services.

o	Approximately 39% of the outside cable serving the local loop is underground and buried.

o	Our network is monitored by a network monitoring center, which operates 24 hours per day, with the capabilities to monitor customers’ IP based networks.

o	Our Remote Access Server (“RAS”) network includes 28 nodes located throughout the island connecting Internet customers of various ISP providers through more than 40,000 modems.

o	DSL service has been extended to 229 sites equipped with an aggregate of 104,000 ports. As of December 31, 2005, we had approximately 77,000 DSL customers, representing an increase of 37,000 customers as compared to last year.

o	Our ATM network provides ATM and Frame Relay services and also serves as the transport medium for DSL and RAS networks. This network also provides PRTC with IP capability.
WIRELESS NETWORK
     We operate a CDMA and TDMA digital network under the “B” block 850 megahertz (“MHz”) frequency through 280 wireless cell sites covering the entire island. Also, we operate a 10 MHz license in the “E” block of the 1900 MHz frequency band. We have invested approximately $275 million since the Acquisition in our wireless network and approximately $137 million since 2001 in a CDMA overlay network as part of our business strategic plan to fully migrate our customers to the CDMA network by the end of 2005. See Part II, Item 8, “Financial Statements and Supplementary Data”.
     By the end of year 2006, we will expand our network adding 199 new carriers and 20 new cell sites. On the data side, we launched the Evolution Data Optimized (“EVDO”) network in 2004 which allows our wireless customers to have internet access with peak speeds up to 2.4 Mega bits per second (“Mbps”).

EMPLOYEES
     The Company’s workforce totaled approximately 4,900 full-time employees at December 31, 2005, 76% of which are represented by two unions, the Union of Independent Telephone Workers, known as UIET, and the Brotherhood of Independent Telephone Workers, known as HIETEL.
     A new 5-year contract was signed with the UIET union effective January 18, 2006, which covers approximately 2,300 member-employees. The UIET is the larger of the two Company Unions, and is comprised mostly of field and operations technicians. With the HIETEL union, a new 4-year contract was signed effective January 1, 2004, involving approximately 1,400 member-employees.
CONCESSION AND LICENSES
     We hold concessions, licenses and permits adequate for the conduct of our business in the markets which we serve. Advances in technology, together with a number of regulatory, legislative and judicial actions, continue to accelerate and increase competition in those markets we serve.
ENVIRONMENTAL REGULATIONS
     Our operations are subject to U.S. federal and local laws and regulations governing the use, storage, disposal of, and exposure to, hazardous materials, the release of pollutants into the environment and the remediation of contamination. As an owner or operator of facilities in which hazardous materials are used, we could be subject to environmental laws that impose liability for the entire cost of cleanup at contaminated sites, regardless of fault or the lawfulness of the activity that resulted in the contamination. We believe, however, that our operations are in substantial compliance with applicable environmental laws and regulations.
     Many of our properties contain underground and aboveground storage tanks used for the storage of fuel. Some of these tanks may have leaked or otherwise caused contamination. We have cleaned known contamination at a number of properties. We cannot be certain, however, that we have discovered all contamination or that the regulatory authorities will not request additional remediation at sites that have previously undergone remediation.
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
REGULATORY ENVIRONMENT IN PUERTO RICO
     We are regulated by the FCC and the Telecommunications Regulatory Board of Puerto Rico (“TRB”), and are subject to the Federal Telecommunications Act of 1996 (the “Act”) and the Puerto Rico Telecommunications Act. The Act opened our local exchange market to competition. There is one facility-based competitive local exchange carrier and four resellers of wireline local service on the island. The average discount offered to resellers was approximately 18% from retail rates based on negotiated agreements. Dialing parity, which opened up the on-island long distance market to competition, was introduced in February 1999. The Act, regulatory and judicial actions and the development of new technologies, products and services have created opportunities for alternative telecommunications service providers, many of which are subject to fewer regulatory constraints. We are unable to predict definitively the impact that the ongoing changes in the telecommunications industry will ultimately have on our business, results of operations or financial condition. The financial impact will depend on several factors, including the timing, extent and success of competition in our markets, the timing and outcome of various regulatory proceedings and any appeals, and the timing, extent and success of our pursuit of new opportunities resulting from the Act and technological advances.
     The Company’s wireless business is not subject to price regulation.

INFORMATION ON OUR INTERNET WEBSITE
     Our website address is www.telefonicapr.com and contains links to our filings with the Securities and Exchange Commission (the “SEC”). Information contained on our website is not incorporated by reference in, and should not be considered a part of, this Annual Report on Form 10-K. We have adopted a written Code of Ethics applicable to all directors, officers and employees which is also available on our website. The Company intends to disclose any amendments to or waivers of the Code of Ethics on behalf of the Company’s Chief Executive Officer, Chief Financial Officer, Controller, and persons performing similar functions on the Company’s website at the Internet website address set forth above.
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
     In this Annual Report on Form 10-K, the Company has made forward-looking statements. These statements are based on the Company’s estimates and assumptions and are subject to certain risks and uncertainties. Forward-looking statements include information concerning possible or assumed future results of operations, as well as those statements preceded or followed by such words as “anticipates,” “believes,” “estimates,” “expects,” “hopes,” “targets” or similar expressions.
     Future results could be affected by subsequent events and could differ materially from those expressed in the forward-looking statements. If future events and actual performance differ from the Company’s assumptions, the actual results could vary significantly from the performance projected in the forward-looking statements.
     The following important factors could affect future results and could cause those results to differ materially from those expressed in the forward-looking statements: (1) materially adverse changes in economic and industry conditions in Puerto Rico, and labor matters, including workforce levels and labor negotiations, and any resulting financial and/or operational impact, in the markets served by us; (2) material changes in available technology; (3) the final resolution of regulatory initiatives and proceedings, including arbitration proceedings pertaining to, among other matters, the terms of interconnection, access charges, universal service, unbundled network elements and resale rates; (4) changes in our accounting policies that may be required by regulatory agencies, including the SEC or that result from changes in the accounting policies or their application, which could result in an impact on earnings; and (5) the extent, timing, success and overall effects of competition from others in the Puerto Rico telecommunications service industry.
     Although the Company believes the expectations reflected in its forward-looking statements are reasonable, the Company cannot guarantee its future performance or results of operations. All forward-looking statements in this report are based on information available to the Company on the date of this report; however, the Company is not obligated to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The risks described above and elsewhere in this report, including in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” should be considered when reading any forward-looking statements in this report. Given these uncertainties and risks, the reader should not place undue reliance on these forward-looking statements.

ITEM 1A. RISK FACTORS
Our business, financial condition or results of operations could be adversely affected by any of the following risk factors.
We face significant competition that may reduce our market share and adversely affect our profit margins.
We face significant competition in our industry, which impacts our ability to retain customers and to attract new customers. In particular, the wireless telephone service is highly competitive. Our wireless segment competes against five other wireless carriers in the markets we serve. Competition for customers is based principally upon services and features offered, system coverage, quality of the wireless system, price, customer service and network capacity. We expect competition to intensify as a result of the development of new technologies, products and services. The rapid development of new technologies, services and products has eliminated the traditional lines between local, long distance, wireless, cable and Internet communication services and brought new competitors to our markets, including other telephone companies, cable companies, wireless service providers, satellite providers, electric utilities, and providers of VoIP services. While these changes have enabled us to offer new types of services, they have also allowed other service providers to broaden the scope of their own competitive offerings. Our ability to compete successfully will depend on how successfully we anticipate and respond to various competitive factors, including new services that may be introduced by our competitors, changes in consumer preferences, demographic trends and pricing pressures. Because many of our competitors are subject to lower cost structures than we are, due in part to the absence of a unionized work force and fewer retirees, they may be able to offer services at lower prices. The resulting pressure on the price of services provided by us may result in reduced profit margins.
If we are unable to meet future advances in competing technologies in the telecommunications industry on a timely basis or at an acceptable cost, we may experience a decline in demand for our services.
For several years, the telecommunications industry has been experiencing dynamic changes as new technologies have developed that offer consumers an array of choices for their communications needs. Some of the changes that the wireless telecommunications industry has been experiencing include development of industry standards, improvements in the capacity and quality of digital technology, development of data and broadband capabilities and migration to next-generation networks. In order to grow and remain competitive, we will need to adapt to future changes in technology, enhance our existing offerings, introduce new offerings to address our customers’ changing demands, and invest in capital projects. If we are unable to meet future advances in competing technologies on a timely basis or at an acceptable cost, we could lose customers to our competitors. In general, the development of new services in our industry requires us to anticipate and respond to the varied and continually changing demands of our customers. We may not be able to accurately predict technological trends or the success of new services in the market. In addition, there could be legal or regulatory restraints to our introduction of new services. If these services fail to gain acceptance in the marketplace, or if costs associated with implementation and completion of the introduction of these services materially increase, our ability to retain and attract customers could be adversely affected.
The final resolution of existing regulatory initiatives and proceedings or the adoption of new laws or regulations could adversely affect our business plans or results of operations.
Our operations are subject to substantial regulation by the FCC, TRB, and other U.S. federal and local government agencies. FCC regulations and government policy generally promote robust competition, and new rules or changes to existing rules and requiring wireless local number portability for customers changing wireless local carriers, increase this trend and contribute to pressure on churn and margins. It is impossible to predict with any certainty the outcome of pending federal and local regulatory proceedings relating to our provision of retail or wholesale services, or the reviews by U.S. federal or local courts of regulatory rulings. Unless we are able to obtain relief, existing laws and regulations may inhibit our ability to expand our business and introduce new products and services. In addition, the adoption of new laws or regulations or changes to the existing regulatory framework could adversely affect our business plans, results of operations and increase subscriber churn. For more information regarding our regulatory matters, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Regulatory and Other Matters.” Our operations could be adversely affected to the extent that we are unable to rebalance our tariff structure in order to mitigate the inflation effect and the rise in cost of operations.
We are also subject to environmental protection and health and safety regulation, including limits on radio frequency energy from wireless handsets and towers, the use, storage, disposal of, and exposure to, hazardous material, the release of pollutants into the environment and the remediation of contamination. The failure to comply with any of these regulations, even if hardware and software solutions are not readily available from manufacturers and suppliers, can result in significant penalties.

Our cellular operations are also subject to regulations and guidelines that impose a variety of operational requirements relating to radio frequency emissions. Portable communications devices have been alleged to pose health risks, including cancer, due to radio frequency emissions from these devices. A number of studies have been conducted to examine the health effects of wireless phone use. To date, the results of these studies have been inconclusive. Although we have not been named in any lawsuits alleging damages from radio frequency emissions, it is possible that we could be sued in the future, particularly if scientific studies conclusively determine that radio frequency emissions are harmful, resulting in a material adverse effect on our results of operations, financial condition and/or prospects.
Changes in the labor negotiations and the effect of our labor strikes could affect the results of operations.
The potential impact of any change in our labor negotiations could adversely affect our costs and results of operations. Approximately 76% of our workforce is represented by two unions, the Union of Independent Telephone Workers, or the UIET, and the Brotherhood of Independent Telephone Workers, or the HIETEL. As such, 76% of our labor and benefits expenses relate to union employees. Our cost structures are higher than many of our competitors due in part to the higher costs associated with a unionized work force.
We signed a new five-year contract with the UIET effective January 18, 2006 and a new four-year contract with the HIETEL effective January 1, 2004. We cannot, however, predict the outcome of future collective bargaining negotiations, and labor strikes may occur that could adversely affect our operations.
Changes in economic and industry condition in Puerto Rico could adversely affect the results of operations
Our business depends on the economic and industry conditions in which we operate. Our business may be materially adversely affected by events such as hurricanes, labor strikes, and other factors that may generally affect our operations. These events can adversely affect our ability to offer telecommunication services. Any actual or perceived change in Puerto Rico’s political status with the United States could affect the economy of Puerto Rico. The ultimate effect of possible changes in Puerto Rico’s governmental and political status is uncertain and, accordingly, we cannot assure you that such changes will not materially adversely affect our business and results of operations. Our operations in Puerto Rico may be adversely affected if changes in tax benefits available to businesses in Puerto Rico cause companies to reduce their business activities there.
ITEM 1B. UNRESOLVED STAFF COMMENTS
     None.

ITEM 2. PROPERTIES
PROPERTY, PLANT AND EQUIPMENT
     Gross investment in property, plant and equipment was approximately $4.0 billion at December 31, 2005 and 2004, as follows:

	2005			2004
	Wireline	Wireless	Total	Wireline	Wireless	Total
Outside Plant	53.3%	0.0%	53.3%	52.4%	0.0%	52.4%
Central office and transmission equipment	27.6%	3.5%	31.1%	27.2%	2.8%	30.0%
Other equipment	5.8%	0.9%	6.7%	6.6%	0.8%	7.4%
Land and Buildings	7.6%	0.9%	8.5%	7.8%	0.7%	8.5%
Plant under Construction	0.2%	0.2%	0.4%	0.9%	0.8%	1.7%

Total	94.5%	5.5%	100.0%	94.9%	5.1%	100.0%
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
PROPERTIES
     We have facilities in all the major population centers of San Juan, Mayagüez, Ponce, Fajardo, Humacao, Arecibo, Aguadilla, and Guayama and in some other smaller towns. Facilities as of December 31, 2005 include the following:

	Owned	Leased
o Administrative Offices	9	12
o Commercial & Customer Service stores & offices	—	5
o Standalone Wireline Switching Center Buildings	81	1
o Inside & Outside Remote Switching Units	157	240
o Standalone Operational Centers (repair, dispatch, assignment)	13	9
o Warehouses	2	2
o Wireless Stores and Kiosks	—	32
o Wireless Cell Sites	21	259
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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
MARKET FOR COMMON STOCK
     There is no established trading market for the Company’s common stock. The shares are valued annually by the ESOP trustee’s financial advisors. The appraisal is used to value cash distributions to ESOP participants and measure the Company’s share performance for employees who participate in the ESOP Plan.
HOLDERS
     There were 25 million outstanding shares of common stock and four shareholders of record at March 31, 2006. See Part II, Item 12, “Security Ownership of Certain Beneficial Owners and Management” for shareholder information.
DIVIDENDS
     Under the Company’s shareholders agreement, to the extent funds are legally available, the Company is required to pay quarterly dividends on its common stock equal to at least 50% of consolidated net income. During 2005, the Company declared and paid legal dividends of approximately $63 million, or $2.528 per share. During 2004, the Company declared and paid legal dividends of approximately $66 million, or $2.631 per share.

ITEM 6. SELECTED FINANCIAL DATA
SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA

	YEARS ENDED DECEMBER 31,
	2005	2004	2003	2002	2001
	(IN MILLIONS)
INCOME STATEMENT DATA (1):
Revenues	$1,253	$1,214	$1,281	$1,301	$1,397
Operating Costs and Expenses	1,076	994	1,191	1,054	1,150

Operating Income	177	220	90	247	247
Other Expense, Net	47	44	64	47	59
Income Tax Expense	51	68	8	29	70

Income Before Extraordinary Charge and Cumulative Effect of Accounting Change	79	108	18	171	118
Cumulative Effect of Accounting Change, net of tax	—	—	59	—	—

Net Income	$79	$108	$77	$171	$118

OTHER FINANCIAL DATA:
Depreciation and Amortization	$242	$261	$252	$262	$271
Cash Flows from Operations	239	289	357	405	216
Capital Expenditures, including removal costs	146	172	176	209	246
Cash Flows used in Investing	(143)	(166)	(170)	(206)	(220)
Cash Flows (used in) from Financing	(105)	(81)	(198)	(200)	8
Cash dividends declared per common share (2)	2.53	2.63	2.73	2.75	2.32

	AS OF DECEMBER 31,
	2005	2004	2003	2002	2001
	(IN MILLIONS)
BALANCE SHEET DATA:
Current Assets	$369	$417	$392	$430	$431
Property, Plant and Equipment, Net	1,352	1,459	1,558	1,575	1,632
Total Assets	2,378	2,545	2,621	2,717	2,748
Current Liabilities	625	309	273	366	841
Total Debt	752	797	862	1,035	1,196
Shareholders’ Equity	737	723	701	665	538

	AS OF DECEMBER 31,
	2005	2004	2003	2002	2001
OPERATING DATA:
Access Lines in Service (000)	1,110	1,168	1,230	1,260	1,273
Wireless subscribers:
Cellular (000)	485	387	353	351	302
Total Access Lines (per 100 households)	62	65	69	71	73
Number of full-time Employees	4,953	5,250	5,548	5,881	6,383
Access Lines/Wireline Employee	261	262	260	250	232
Cellular Average Monthly Service Revenue Per User	$44	$43	$43	$43	$44

(1)	Certain reclassifications of prior years’ data have been made to conform to the current year presentation.

(2)	The Company declared legal dividends of $63 million, $66 million, $68 million, $69 million and $58 million during 2005, 2004, 2003, 2002 and 2001, or $2.528, $2.631, $2.725, $2.753 and $2.315 per share, respectively. Dividends were paid for the first time during 2001. Since 2001, there have been 25 million outstanding shares of common stock and four shareholders of record.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
OVERVIEW
          We are the largest telecommunications service provider in Puerto Rico and the seventh largest local exchange carrier in the United States as measured by access lines in service. We have two reportable segments: Wireline and Wireless. Wireline service, which has been provided since 1914, is marketed under the PRT brand. At December 31, 2005, we had approximately 1.1 million access lines in service, including 841,000 residential and 269,000 business lines. We market our cellular service under the Verizon Wireless brand. The Company’s off-island long distance service is provided by PRTLD and its dial-up Internet access service is provided by Coqui.net. Directory publishing revenues are generated by VISI.
          We have invested approximately $1.4 billion from the date of the Acquisition through December 31, 2005 to expand and enhance our network. In 2006 we expect to invest an additional $154 million in capital expenditures. Our digital switching wireline network encompasses over approximately 90,200 fiber miles with speeds of up to OC-192 and supplies direct fiber optic connections to more office buildings than any other service provider on the island. Our cellular network utilizes the code division multiple access (“CDMA”) standard and the time division multiple access (“TDMA”) standard. During 2003, the Company decided to migrate all TDMA clients to the CDMA network. We have invested approximately $137 million since 2001 in a network overlay using the CDMA standard.
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
          Our results of operations, financial position and sources and uses of cash in the current and future periods reflect management’s focus on the following four key areas:
•	Revenue Growth – Our emphasis is on revenue transformation, devoting more resources from traditional markets, where we have been experiencing access line erosion, to higher growth markets such as wireless and broadband, including digital subscriber lines (DSL), as well as expanded data services to enterprise markets. For year 2005, our wireless and broadband services represented 33% of the total revenues, up from 28% for year 2004 and from 24% for year 2003.

For the year ended December 31, 2005, revenues from the growth of wireless areas, in particular post-paid cellular services and sale of wireless equipment increased by 27% and 45%, respectively, compared to the same period in 2004. These increases were driven by the net addition of approximately 92,000 post-paid wireless customers during the year ended December 31, 2005. The broadband services revenues for the year ended December 31, 2005 increased by 7% compared to the same period in 2004. This increase was driven by strong DSL revenue growth. For the year ended December 31, 2005, the net addition of DSL customers was approximately 34,000.

For the year ended December 31, 2004, revenues from the growth of wireless areas, in particular post-paid cellular services and sale of wireless equipment increased by 10% and 69%, respectively, compared to the year ended December 31, 2003. The Company added approximately 50,000 post-paid wireless customers during the year ended December 31, 2004. The broadband services revenues for the year ended December 31, 2004 increased by 14% compared to the same period in 2003, which was driven by strong DSL revenue growth. For the year ended December 31, 2004, the net addition of DSL customers was approximately 19,000.

•	Operational Efficiency – While focusing resources on growth markets, we are continually challenging our management team to reduce expenses, particularly through technology-assisted productivity improvements. The Company has significantly reduced workforce levels compared to the same period in 2004, which we expect will provide future benefits. At December 31, 2005, the Company had approximately 4,785 employees compared to 5,410 at December 31, 2004. Labor and benefits expenses declined by approximately $13 million, or 3%, for the year ended December 31, 2005 compared to the same period in 2004, largely as a result of the early retirement program offered during 2004 and the voluntary separation program offered during 2005.

•	Capital Allocation – Capital spending has been, and will continue to be, directed toward growth markets, such as High-speed wireless data or Evolution Data Optimized (EV-DO) technologies. Replacement of the TDMA network and expanded services offered to enterprise markets are some examples of areas of capital spending which support these growth markets.

•	Cash Flow Generation – The financial statements reflect the emphasis of management on using cash provided by our operating and investing activities to significantly reduce debt and to fund our pension plans.
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
          In December 2004, the Company entered into an agreement to sell its public telephone assets, subject to certain terms and conditions, to a local public telephone service provider. The transaction received regulatory approval and the transfer of assets was completed in May 2005. The disposition of the public telephone assets will enable management to focus on higher growth areas, such as wireless and broadband.
          In February 2006, the Company announced that as part of an agreement for the acquisition of the directory operations in Latin America between Verizon and a US investors firm, it signed an agreement to sell its equity interest in the Puerto Rico directory operation and the right to receive 35% of the revenues from the publication of directory advertising for $190 million, with an after-tax gain of $146 million. The Company will continue sharing data for the publication of directories under a new amended publishing agreement, and will also offer billing and collection services for the directory advertising sales to its service subscribers. The transaction is scheduled to close before the close of business on March 31, 2006.
          Verizon has advised the Company that it is engaged in negotiations which may lead to the sale of its shares in the Company. If Verizon were to enter into an agreement to sell its shares, Popular, Inc. would have a right of first refusal to purchase Verizon’s shares on the same terms as are offered to Verizon. If Popular, Inc. were to decide not to exercise its right of first refusal, all of the Company’s shareholders (including Popular, Inc.) would have the right to participate in a sale by Verizon of its shares on substantially the same terms as Verizon. In the event that Verizon no longer owns at least 35% plus one share of the outstanding shares of the Company or no longer has the ability to appoint a majority of the Board of Directors of the Company, (i) the lenders under the Company’s bank credit facilities would have the right to demand a repayment of any amounts outstanding and to terminate those facilities, and (ii) if the lenders take such actions, the holders of 25% of the outstanding principal amount of each series of the Company’s senior notes would have the right to demand repayment of such senior notes.

CONSOLIDATED RESULTS OF OPERATIONS
          In this section, we discuss our overall results of operations and highlight special and non-recurring items. In the following section, we review our consolidated results and the performance of our two segments.
CONSOLIDATED REVENUES

	For the Year Ended December 31,
	2005	2004	% Change	2004	2003	%Change
	(In millions)			(In millions)
Local	$596	$587	2%	$587	$605	(3)%
Network Access	235	269	(13)	269	295	(9)
Long Distance	69	69	0	69	112	(38)
Cellular	241	196	23	196	187	5
Directory and Other	112	93	20	93	82	13

Consolidated revenues	$1,253	$1,214	3	$1,214	$1,281	(5)

          Consolidated revenues for the year 2005 increased $39 million, or 3%, to $1,253 million from $1,214 million for the same period in 2004. The increase was primarily the result of an increase in local revenues and cellular revenues, partially offset by lower network access revenues. For the year ended December 31, 2004, consolidated revenues decreased $67 million, or 5%, to $1,214 million from $1,281 million for the same period in 2003 primarily as the result of lower network access revenues and long distance revenues.
          Local revenues for the year ended December 31, 2005 increased $9 million, or 2%, to $596 million compared to $587 million for the same period in 2004. This increase was driven by an increase in local voice revenues mainly due to the Extended Area Service (EAS) surcharge, partially offset by a decrease in the public phone revenue due to the disposition of these assets during 2005, and a decrease in deferred activation revenues. There was also an increase in local data revenues mainly due to the increase in DSL revenues. For the year ended December 31, 2004, local revenues decreased $18 million, or 3%, to $587 million compared to $605 million for the same period in 2003 mainly due to a decrease in local voice revenues mainly attributed to line substitution due to customer migration to the wireless network, the absence of touch tone charges, and the decrease in business measured services, offset in part by an increase in local data revenues mainly due to the increase in DSL revenues and private lines services.
          Network access revenues for the year ended December 31, 2005 decreased $34 million, or 13%, to $235 million compared to $269 million for the same period in 2004. The decrease was driven by a decrease in intra-island access revenues as the Company implemented the final phase of the rate reduction agreed with the TRB in its Resolution and Order issued on February 28, 2002 (the “February 2002 Order”), a decrease in interstate regulated access revenues driven by interstate common line adjusted estimates through the NECA settlement process, and a decrease in off-island switching and special access revenue due to a decrease in average rates. See “Regulatory and Other Matters – Intra-Island Long Distance Access Rate Dispute”. For the year ended December 31, 2004 network access revenues decreased $26 million, or 9%, to $269 million compared to $295 million for the same period in 2003. The decrease was mainly driven by a decrease in intra-island access revenues resulting from the implementation of phase-in access rate reductions required by the TRB in the February 2002 Order. See “Regulatory and Other Matters – Intra-Island Long Distance Access Rate Dispute.”
          Long distance revenues for the year ended December 31, 2005 remained constant at $69 million in comparison with the year ended December 31, 2004. For the year ended December 31, 2004 long distance revenues decreased $43 million, or 38%, to $69 million compared to $112 million for the same period in 2003, mainly as the result of the impact of the Extended Area Service (EAS) implementation. See “Regulatory and Other Matters – Intra-Island Long Distance Access Rate Dispute”. The reduction in revenues in 2004 also incorporates an adjustment of receivable balances reflecting billed activity. The prior periods amounts do not have a material impact in the financial statements.
          Cellular revenues for the year ended December 31, 2005 increased $45 million, or 23%, to $241 million from $196 million for the same period in 2004. For the year ended December 31, 2004 cellular revenues increased $9 million, or 5%, to $196 million from $187 million for the same period in 2003. These increases were mainly the result of an increase in the number of cellular customers due to attractive price plans and the implementation of marketing strategies to align the Company’s product and service offerings with those of Verizon Wireless in the United States.

CONSOLIDATED OPERATING EXPENSES

	For the Year Ended December 31,
	2005	2004	% Change	2004	2003	%Change
	(In millions)			(In millions)
Cost of services and sales	$344	$312	10%	$312	$314	(1)%
Selling, general and administrative expenses	488	418	17	418	607	(31)

Total consolidated operating expenses	$832	$730	14	$730	$921	(21)

          Consolidated operating expenses for the year ended December 31, 2005 increased $102 million, or 14%, to $832 million from $730 million for the same period in 2004. For the year ended December 31, 2004 consolidated operating expenses decreased $191 million, or 21%, to $730 million from $921 million for the same period in 2003.
          Cost of services and sales for the year ended December 31, 2005 increased $32 million, or 10%, to $344 million from $312 million for the same period in 2004. This increase was mainly due to an increase in cost of equipment sold, mainly wireless expenses, of $24 million, cellular roaming expenses of $5 million and, wireless data expenses of $4 million, all as a result of the significant increase in our wireless subscriber base. These increases were partially offset by lower material usage of $2 million.
          For the year ended December 31, 2004, cost of services and sales decreased $2 million, or 1%, to $312 million from $314 million for the same period in 2003. This decrease was mainly due to lower labor and benefits expenses of $12 million due to a reduction in the workforce, and lower cellular roaming expenses of $3 million, partially offset by an increase in cost of equipment sold, mainly wireless, of $12 million, as a result of the corresponding significant increase in our wireless subscriber base.
          Selling, general and administrative expenses for the year ended December 31, 2005 increased $70 million, or 17%, to $488 million from $418 million for the same period 2004. This increase was mainly due to the absence of the benefit recognized during the quarter ended June 30, 2004 of a $43 million reserve reversal associated with the February 2002 Order, the increase in bad debt expense of $18 million mainly due to the recognition of late payment fees, an increase in regulatory fees of $6 million due to a review of the Federal Universal Service Fund contributions, an increase in utilities of $5 million due to higher petroleum prices, partially offset by a decrease in management fees of $3 million as the Verizon Management and Technology License Agreement expired on March 2, 2004 and was replaced by a new Service Agreement.
          For the year ended December 31, 2004, selling, general and administrative expenses decreased $189 million, or 31%, to $418 million from $607 million for the same period 2003. This decrease was primarily due to the absence of the $66 million pre-tax reserve for the end-user and AT&T refund referred to in the February 2002 Order recognized during the quarter ended September 30, 2003 and the $43 million reserve reversed during year 2004. See “-Regulatory and Other Matters – Intra-Island Long Distance Access Rate Dispute.” Other factors contributing to the reduction were a decrease in bad debt expense of $35 million due to a settlement with the PRDOE regarding amounts owed, the absence of a cancelled project of $29 million that required the write-off of the billing software system abandoned by the Company and recognized for the year ended December 31, 2003, a decrease in management fees of $14 million as the Verizon Management and Technology License Agreement expired on March 2, 2004 and was replaced with a new Service Agreement, and a decrease in building maintenance of $2 million due to fewer office premises.

OTHER CONSOLIDATED RESULTS

	For the Year Ended December 31,
	2005	2004	% Change	2004	2003	%Change
	(In millions)			(In millions)
Retirement and voluntary separation provision	$2	$3	(33)%	$3	$17	(82)%
Depreciation and amortization	242	261	(7)	261	252	4
Interest expense and others	46	43	7	43	53	(19)
Equity income in joint venture	(3)	(2)	50	(2)	(2)	—
Minority interest in consolidated subsidiary	3	3	—	3	2	50
Asset impairment charge	—	—	—	—	12	(100)
Income tax expense	51	68	(25)	68	8	750
Cumulative effect of accounting change	—	—	—	—	(59)	(100)

Total Other Consolidated Results	$341	$376	(9)	$376	$283	33

Retirement and voluntary separation provisions
          In May 2005, 33 eligible HIETEL employees accepted the voluntary separation program offered by the Company in March 2005. In March 2005, 46 eligible management employees accepted the voluntary separation program offered by the Company in December 2004. These programs resulted in a provision of $1.7 million during year ended December 31, 2005.
          In January 2004, 19 eligible management employees accepted the early retirement program which was offered by the Company in December 2003, which resulted in a provision of $1.6 million. During the fourth quarter of 2004, 24 eligible management employees accepted the voluntary separation program which was offered by the Company in October 2004, which resulted in a provision of $1.2 million. These programs resulted in a total provision of $2.8 million during year ended December 31, 2004.
          In January 2003, 29 eligible management employees accepted the voluntary separation program which was offered by the Company in December 2002, which resulted in a provision of $1.4 million. During the second quarter of 2003, 191 union employees accepted a combined voluntary separation program and retirement program offered by the Company that closed on June 20, 2003 and June 30, 2003, respectively, which resulted in an additional provision of $3.3 million. In December 2003, the Company offered an early retirement program to eligible management employees, for which, a non-cash provision of $12.6 million was recorded relating to 147 employees who had accepted as of December 31, 2003.
Depreciation and amortization expense
          Depreciation and amortization expense of $242 million for the year ended December 31, 2005 was $19 million, or 7%, lower than for the comparable 2004 period mainly due to the impact of the periodic review of the plant useful lives and the absence of the accelerated amortization of the TDMA networks during 2004, as a result of the managed migration of TDMA subscribers to the CDMA network.
          Effective July 2005, the Company revised its plant useful lives estimates based on a detailed review of the lives underlying the depreciation rates. The depreciation rate revision reflects expected useful lives resulting from the impact of technology and future competition and more closely approximate the assumptions used by other telephone companies. For the year ended December 31, 2005, the revision resulted in lower depreciation expense of approximately $6.5 million than would have been recognized under the previous useful lives estimate.
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
Interest expense, net
          Interest expense of $46 million for the year ended December 31, 2005 increased $3 million, or 7%, to $46 million from $43 million for the comparable 2004 period. The increase was primarily due to higher interest yields on bonds and bank debt, to 4.70% from 2.96% for the comparable 2004 period.
          Interest expense of $43 million for the year ended December 31, 2004 decreased $10 million, or 19%, to $43 million from

$53 million for the comparable 2003 period. The decrease was primarily due to the absence of $7 million of interest expense associated with the pre-tax reserve recognized during the same period in 2003 for the end-user and AT&T refund referred to in the February 2002 Order and the absence of $3 million of interest expense associated with the write-off for the billing software system abandoned by the Company during year ended December 31, 2003.
Equity income from joint venture
          The $3 million, $2 million, and $2 million equity income from joint venture for the years ended December 31, 2005, 2004, and 2003, respectively, were generated from our 24% interest in VISI, the largest yellow page publishing company in Puerto Rico.
Minority interest in consolidated subsidiary
          The $3 million, $3 million, and $2 million minority interest included in the Company’s results of operations for the years ended December 31, 2005, 2004, and 2003, respectively, reflects the 33% interest in Coqui.net, held by Popular, Inc., one of our shareholders.
Asset Impairment Charge
          Management decided to migrate in 2004 all TDMA clients to the CDMA network and dispose of the TDMA network. The Company determined that an indicator of impairment existed because the expected undiscounted cash flows from TDMA network were lower than its carrying amount. Since the estimated fair value of $26 million was less than the $37.8 million carrying amount of the TDMA network as of December 31, 2003, the Company recorded an impairment loss of $11.8 million.
Income taxes
          The effective income tax rate is the provision for income taxes as a percentage of income before tax from continuing operations. A $50.8 million tax provision for the year ended December 31, 2005 reflects a 38.2% effective tax rate. The difference of $1.1 million between the effective and the statutory tax rate of 39%, primarily represents permanent differences related to recognition of equity income from the joint venture and amortization of tax deductible goodwill.
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

SEGMENT RESULTS OF OPERATIONS
          The Company has two reportable segments, Wireline and Wireless. See Note 18 to the consolidated financial statements for additional information on the Company’s segments. Reclassifications of prior period’s data have been made to conform to the current period’s presentation.
     The Wireline segment consists of:
•	Local services, including basic voice, telephone and telecommunications equipment rentals, value-added services, high-speed data services, and Internet access;

•	Long distance services including direct dial on-island and off-island, operator assisted calls, and prepaid calling card;

•	Access services to long distance carriers, competitive local exchange carriers, and wireless operators for originating and terminating calls on the Company’s network;

•	Directory publishing rights services; and

•	Telecommunication equipment sales and billing and collection services to competing long distance operators in Puerto Rico.
     The Wireless segment consists of:
•	Postpaid and Prepaid services; and

•	Wireless equipment sales.

RESULTS OF OPERATIONS REVENUE WIRELINE

	For the Year Ended December 31,
	2005	2004	% Change	2004	2003	%Change
	(In millions)			(In millions)
Local	$615	$596	3%	$596	$614	(3)%
Network Access	234	271	(14)	271	296	(8)
Long Distance	65	66	(2)	66	112	(41)
Directory and Other	80	71	13	71	67	6

Total Wireline	$994	$1,004	(1)	$1,004	$1,089	(8)

          Wireline revenues include local service, network access, long distance, directory and other revenues. For the year ended December 31, 2005, wireline revenues decreased $10 million, or 1%, to $994 million from $1,004 million for the same period in 2004. For the year ended December 31, 2004, wireline revenues decreased $85 million, or 8%, to $1,004 million from $1,089 million for the same period in 2003.
Local Services
          Local service revenues include revenues from basic voice, telephone and telecommunications equipment rental, value-added services, high-speed private line services, and Internet access. Local service revenues for the year ended December 31, 2005 increased $19 million, or 3%, to $615 million from $596 million for the comparable 2004 period. The increase is due to increased revenues from local data services of $21 million, offset in part by a decrease in local voice services revenues of $2 million. The increase in local data services was primarily driven by an increase in the number of customers requesting private services, such as T-1, and special services, such as DSL, resulting in an increase of $11 million in private services revenues and $9 million in DSL revenue. The decrease in revenues from local voice services was driven mainly by a decrease in public phones revenue of $4 million due to the disposition of these assets during year 2005, and a reduction in deferred activation revenues of $3 million. The decreases were offset by an increase of $5 million in the basic voice services as a result of the Extended Area Service (EAS) surcharge, partially offset by lower access lines, and an increase in directory assistance revenue of $4 million due to an increase in directory assistance rates from $.50 to $.75 effective in November 2004.
          Local service revenues for the year ended December 31, 2004 decreased $18 million, or 3%, to $596 million from $614 million for the comparable 2003 period. The decrease is due to decreased revenues from local voice services of $32 million partially offset by increased revenues from local data services of $15 million. The decrease in revenues from local voice services was driven mainly by fewer access lines, absence of touch tone charges, and decrease in business measured services. The increase in local data services was primarily driven by an increase in the number of customers requesting our high-speed special services and internet services, which resulted in a $21 million increase in both high-speed special services and internet service revenue, partially offset by the absence of Edunet billing revenues of $7 million.
Network Access
          Network access revenues include revenues from services provided to long distance carriers, competitive local exchange carriers, and cellular and paging operators to originate and terminate calls on our network. These revenues for the year ended December 31, 2005 decreased $37 million, or 14%, to $234 million compared to $271 million for the same 2004 period. The decrease was driven by a decrease in intra-island access revenues of $13 million, as the Company implemented the final phase of the rate reduction agreed with the TRB in the February 2002 Order, a decrease of $17 million in interstate regulated access revenues driven by interstate common line adjusted estimates through the NECA settlement process, and a decrease in off-island switching and special access revenue of $7 million due to a decrease in average rates. See “Regulatory and Other Matters – Intra-Island Long Distance Access Rate Dispute”.
          For the year ended December 31, 2004, network access revenues decreased $25 million, or 8%, to $271 million compared to $296 million for the same 2003 period. The decrease was driven by a decrease in intra-island access revenues of $22 million due to the implementation of the phase rate reduction required by the TRB in the February 2002 Order, previously defined and included in the integrated plan.

Long Distance
          Long distance revenues include direct dial on-island and off-island, operator-assisted calls and prepaid calling cards revenues. Long distance revenues for the year ended December 31, 2005 decreased $1 million, or 2%, to $65 million from $66 million for the comparable 2004 period. The decrease is a result of the reduction in the number of local calling area from 68 to 10.
          Long distance revenues for the year ended December 31, 2004 decreased $46 million, or 41%, to $66 million from $112 million for the comparable 2003 period due to a decrease in intra-island long distance revenues as a result of the impact of the Extended Area Service (EAS) implementation and a decrease in long distance call volumes. The reduction in revenues in 2004 also incorporates an adjustment of receivable balances reflecting billed activity. The prior periods amounts do not have a material impact in the financial statements.
Directory and Other
          Directory and other revenues include revenues from directory publishing rights, telecommunication equipment sales and billing and collection services provided to competing long distance operators in Puerto Rico. Directory and other revenues for the year ended December 31, 2005 increased $9 million, or 13%, to $80 million from $71 million for the same period in 2004. The increase was mainly due to the recognition of the late payment fees.
          Directory and other revenues for the year ended December 31, 2004 increased $4 million, or 6%, to $71 million from $67 million for the same period in 2003 due to an increase in late payment fees of $7 million, which was partially offset by a decrease in billing and collections revenues of $3 million.
RESULTS OF OPERATIONS EXPENSE WIRELINE

	For the Year Ended December 31,
	2005	2004	% Change	2004	2003	%Change
	(In millions)			(In millions)
Cost of services and sales	$242	$237	2%	$237	$253	(6)%
Selling, general and administrative expenses	379	327	16	327	514	(36)

Total Wireline	$621	$564	10	$564	$767	(26)

          Wireline expenses for the year ended December 31, 2005 increased $57 million, or 10%, to $621 million from $564 million for the same period in 2004. Wireline expenses for the year ended December 31, 2004 decreased $203 million, or 26%, to $564 million from $767 million for the same period in 2003.
          Cost of services and sales for the year ended December 31, 2005 increased $5 million, or 2%, to $242 million from $237 million for the same period in 2004. This increase was mainly due to the increase in cost of equipment sold of $7 million, partially offset by lower material usage of $2 million.
          For the year ended December 31, 2004, cost of services and sales decreased $16 million, or 6%, to $237 million from $253 million for the same period in 2003. This decrease was mainly due to a decrease in labor and benefits expenses of $14 million due to a reduction in the workforce and a decrease in interconnection charges of $2 million, mainly due to lower rates.
          Selling, general and administrative expenses for the year ended December 31, 2005 increased $52 million, or 16%, to $379 million from $327 million for the same period 2004. This increase was mainly due to the absence of the benefit recognized during quarter ended June 30, 2004 of a $43 million reserve reversal associated with the February 2002 Order, the increase in bad debt expense of $11 million mainly due to the recognition of late payment fees, offset in part by a decrease in management fees of $3 million as the Verizon Management and Technology License Agreement expired on March 2, 2004 and was replaced with a new Service Agreement.
          For the year ended December 31, 2004, selling, general and administrative expenses decreased $187 million, or 36%, to $327 million from $514 million for the same period 2003. This decrease was primarily due to the absence of the $66 million pre-tax reserve for the end-user and AT&T refund referred to in the February 2002 Order recognized during the quarter ended September 30, 2003 and the $43 million reversed during year 2004. See “-Regulatory and Other Matters – Intra-Island Long Distance Access Rate

Dispute.” Other factors contributing to the reduction were a decrease in bad debt expense of $38 million, mainly due to a settlement with the PRDOE regarding amounts owed, the absence of a cancelled project of $29 million that required the write-off of the billing software system abandoned by the Company and recognized for the year ended December 31, 2003, and a decrease in management fees of $12 million as the Verizon Management and Technology License Agreement expired on March 2, 2004 and was replaced with a new Service Agreement.
RESULTS OF OPERATIONS REVENUE WIRELESS

	For the Year Ended December 31,
	2005	2004	% Change	2004	2003	%Change
	(In millions)			(In millions)
Postpaid Cellular	$228	$180	27%	$180	$162	11%
Prepaid Cellular	17	19	(11)	19	26	(27)

Total Cellular	245	199	23	199	188	6
Wireless Equipment and Other	44	27	63	27	14	93

Total Wireless	$289	$226	28	$226	$202	12

OPERATING DATA

	For the Year Ended December 31,
	2005	2004	% Change	2004	2003	%Change
	(In millions)			(In millions)
Cellular Customers (000’s):
Postpaid	382	290	32%	290	240	21%
Prepaid	103	97	6	97	113	(14)

Total	485	387	25	387	353	10

Postpaid Cellular Average Revenue Per Unit (ARPU)	$53	$54	(2)%	$54	$55	(2)%
Prepaid Cellular ARPU	14	15	(7)	15	19	(21)
Combined Cellular ARPU	44	43	2	43	43	—
          Revenues from cellular services and related equipment sales for the year ended December 31, 2005 increased $63 million, or 28%, to $289 million from $226 million for the comparable 2004 period. Revenues from cellular services and related equipment sales for the year ended December 31, 2004 increased $24 million, or 12%, to $226 million from $202 million for the year ended December 31, 2003.
Cellular Services
          Cellular service revenues for the year ended December 31, 2005 increased $46 million, or 23%, to $245 million from $199 million for the same period in 2004. This increase was primarily the result of an increase of 98,000 cellular customers for 2005 compared to the same period in 2004 due to attractive price plans and the implementation of marketing strategies to align the Company’s product and service offerings with those of Verizon Wireless in the United States.
          Revenues from cellular services for the year ended December 31, 2004 increased $11 million, or 6%, to $199 million from $188 million for the same period in 2003. This increase was primarily the result of an increase of 34,000 cellular customers for 2004 compared to the same period in 2003 due to attractive price plans and the implementation of marketing strategies to align the Company’s product and service offerings with those of Verizon Wireless in the United States.
Wireless Equipment and other
          Revenues from wireless equipment sales and other increased $17 million, or 63%, to $44 million for the year ended December 31, 2005 from $27 million for the comparable 2004 period. This increase is due to an increase in wireless equipment sales of $10 million, as a result of strong customer growth and postpaid contract renewals, an increase of $6 million in access revenues due to the Universal Service Administration Company (“USAC”) certification of our wireless operation to receive Interstate Common Line Support (“ICLS”) payments since October 2005, for which concept the Company will be receiving approximately $20 million in ICLS payments on a yearly basis, and an increase of $1 million in long distance revenues generated by cellular customers.

          Wireless equipment sales and other revenues increased $13 million, or 93%, to $27 million for the year ended December 31, 2004 from $14 million for the comparable 2003 period. This increase is due to the increase in wireless equipment sales of $9 million, as a result of postpaid contract renewals and the reseller agreement entered between PRTC and PRTLD in April 2004, regarding long distance revenues generated by cellular customers, resulting in revenue of $5 million during year 2004.
RESULTS OF OPERATIONS EXPENSE WIRELESS

	For the Year Ended December 31,
	2005	2004	% Change	2004	2003	%Change
	(In millions)			(In millions)
Cost of services and sales	$110	$80	38%	$80	$62	29%
Selling, general and administrative expenses	131	102	28	102	102	—

Total Wireless	$241	$182	32	$182	$164	11

          Wireless operating expenses for the year ended December 31, 2005 increased $59 million, or 32%, to $241 million from $182 million for the same period in 2004. Wireless expenses for the year ended December 31, 2004 increased $18 million, or 11%, to $182 million from $164 million for the same period in 2003.
          Cost of services and sales for the year ended December 31, 2005 increased $30 million, or 38%, to $110 million from $80 million for the same period in 2004. This increase was mainly due to a higher subsidy of equipment sales of $17 million, an increase in cellular roaming expenses of $5 million, an increase in wireless data expenses of $4 million and an increase of wireless interconnection expenses of $3 million, all as a result of the corresponding significant increase in our wireless subscriber base.
          For the year ended December 31, 2004, cost of services and sales increased $18 million, or 29% to $80 million from $62 million for the same period in 2003. This increase was mainly due to higher subsidy on equipment sales of $12 million, higher network management fees of $2 million, higher wireless interconnection expenses of $2 million, and higher long distance settlement fees of $2 million related to the PRTC and PRTLD reselling agreement.
          Selling, general and administrative expenses for the year ended December 31, 2005 increased $29 million, or 28%, to $131 million from $102 million for the same period 2004. This increase was mainly due to an increase in transmission costs of $9 million, an increase in regulatory fees of $6 million, an increase in bad debt expense of $7 million, an increase in commission expense of $4 million, and an increase in bank charges of $1 million.
          For the year ended December 31, 2004, selling, general and administrative expenses remained constant at $102 million in comparison with the year ended December 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES
CONSOLIDATED FINANCIAL CONDITION

	For the Years Ended December 31,
	2005	2004	2003
	(in millions)
Cash flows from (used in):
Operations	$239	$289	$357
Investing	(143)	(166)	(170)
Financing	(105)	(81)	(198)
OVERALL LIQUIDITY ASSESSMENT
          At December 31, 2005, current liabilities exceeded current assets by $256 million mainly due to the reclassification of the senior notes due on May 15, 2006 from long-term debt to short-term debt. We believe our sources of funds including from operations, from sales of non-strategic assets and from readily available external financing arrangements will be sufficient to meet ongoing requirements.
          On February 28, 2006, the Company sold both its equity interest in the Puerto Rico directory operation and the right to receive 35% of the revenues from the publication of directory advertising for $190 million, with an after tax gain of $144 million. The proceeds will be used to pay dividends and long-term debt.
          On March 1, 2006, the Company entered into two related, unsecured credit facilities, a $275 million revolving credit facility maturing on February 28, 2009, and a $275 million term credit facility, which is available to be drawn in one borrowing at any time until May 1, 2006 and will mature on February 28, 2011. The Company also has an undrawn $40 million working capital credit facility, which matures on June 30, 2006. See Note 10 to the consolidated financial statements for more detailed information.
OPERATIONS
          Cash from operations continued to be our primary source of funds. The $50 million decrease in cash from operations for the year ended December 31, 2005 compared to same period in 2004 was primarily due to an increase in purchases of inventory mainly in wireless handsets, wires, cables and transmission equipment of $25 million, the absence of a government account collection of $16 million received in September 2004, and the final credit refund of $14 million required by the February 2002 Order and provided during the period ended September 30, 2005, offset in part by lower management fees payments of $4 million.
          For year ended December 31, 2004, net cash provided by operating activities was $289 million compared to $357 million for the same period in 2003. The $68 million decrease was primarily due to higher pension contributions of $55 million, which are part of management’s strategy to fully fund the pension plans by 2007 and higher OPEBs disbursements of $4 million due to higher claims for retirees.
INVESTING
          Net cash used in investing activities for the year ended December 31, 2005 was $143 million compared to $166 million for the same period in 2004. The $23 million decrease in net cash used in investing activities was due to a $26 million decrease in capital expenditures and costs of removal as a result of decreased spending on computer equipment and software, as well as a general decrease in wireless equipment purchases, offset in part by a $3 million decrease in proceeds from the sale of buildings in 2004.
          For the year ended December 31, 2004 the net cash used in investing activities was $166 million compared to $170 million for the same period in 2003. The $4 million decrease in net cash used in investing activities was due to a $3 million decrease in capital expenditures and costs of removal as a result of decreased spending on specific software projects, as well as a general decrease in spending, offset in part by a $1 million decrease in proceeds from the sale of buildings in 2003.

          We have invested approximately $1.4 billion from the date of the Acquisition through December 31, 2005 to expand and enhance our networks. Our planned capital expenditures for 2006 are approximately $154 million, which we expect to finance with internally generated funds.
FINANCING
          Net cash used in financing activities for the year ended December 31, 2005 and 2004 was $105 million and $81 million, respectively. We reduced outstanding debt, including capital leases, by $41 million for the year ended December 31, 2005, and by $60 million for the year ended December 31, 2004. Borrowings under term credit facilities, working capital facilities and commercial paper decreased from $93 million at December 31, 2004 to $52 million at December 31, 2005 and from $153 million at December 31, 2003 to $93 million at December 30, 2004.
          During year ended December 31, 2005, the Company repaid its two term loans which totaled $93 million. As of December 31, 2005, the Company had a net commercial paper balance due of $52 million.
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
          In connection with the Acquisition, PRTA agreed to contribute cash or stock worth a total of $200 million as a capital contribution in five equal $40 million installments over five years beginning on March 2, 2000 to partially fund its under funded pension and other post-employment benefit obligations. In March 2004, the Company received the fifth and final $40 million installment in cash from PRTA. See Note 13 to the consolidated financial statements for more information.
          The shareholders’ agreement requires the payment of dividends equal to at least 50% of consolidated net income, payable quarterly to the extent funds are legally available. The Company declared and paid legal dividends of $63 million, $66 million, and $68 million during 2005, 2004, and 2003, respectively. However, these the legal dividends were adjusted for the dividends of the ESOP unallocated shares by $2 million and $4 million during 2005 and 2004, respectively, only for financial reporting purposes. The senior note indentures and credit facility agreements do not contain restrictions on the payment of dividends.
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
CONTRACTUAL OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS
          The following table provides a summary of our contractual obligations and commercial commitments at December 31, 2005. Additional detail about these items is included in the notes to the consolidated financial statements.

Contractual Obligations & Other Commercial Commitments:	Payments Due In Period
	(in millions)
	Total	2006	2007	2008	2009	2010	Thereafter
Long-term debt, including interest rate swap (See Note 10)	$300	$—	$—	$—	$300	$—	$—
Interest on long-term debt (See Note 10)	85	35	20	20	10	—	—
Pension benefit obligations (See Note 8)	537	102	243	143	42	7	—
Operating leases (See Note 19)	88	16	15	15	16	15	11

Total	$1,010	$153	$278	$178	$368	$22	$11

REGULATORY AND OTHER MATTERS
REGULATORY AND COMPETITIVE TRENDS
     Regulatory activity at the federal and local levels has been primarily directed at meeting challenges in maintaining support for local exchange rates and Universal Service while putting into effect the rate rebalancing and regulatory restructuring required by an increasingly competitive environment. Among the regulatory issues are: rate rebalancing, intercarrier compensation and insular relief.
     We continue to meet the wholesale requirements of new competitors and have signed agreements with various wireless and wireline carriers. These agreements permit them to purchase unbundled network elements, to resell retail services, and to interconnect their networks with ours.
INTRA-ISLAND LONG DISTANCE ACCESS RATE DISPUTE (K-2)
     In 1997, several long-distance carriers filed a complaint against the Company before the TRB alleging that the Company’s access tariff was not cost-based as required by law. On February 28, 2002, the TRB issued the February 2002 Order instructing the Company to reduce such access rates and requiring other obligations from the Company. The Company appealed the TRB’s February 2002 Order but subsequently settled with the complainants and the TRB. As part of its settlement with the TRB, the Company agreed to reduce the access charge, eliminate touch tone charges and provide its single line residential customers certain credits on their phone bills. In return, the Company was allowed to reduce its local calling zones from 68 to 10 and phase in an “Extended Area Service” surcharge on all of its local customers. As of the date of this report, the Company has complied with all of its obligations under the settlement agreement and has completely phased in the surcharge except in a reduced area of its territory. In December 2005, the last credits of the surcharge were granted and all customers are now paying the $2.25 surcharge on their monthly bills. PRTC has complied with all the terms and conditions of the K-2 Settlement.
SINGLE ZONE
     On April 6, 2005, PRTC filed with the TRB a new tariff structure for basic telephone service which would have eliminated all intra-LATA long distance charges by reducing its existing local calling areas from 10 to 1 (the “Single Zone Plan”).
     On May 17, 2005 and May 20, 2005, TLD and WorldNet, respectively, filed separate complaints challenging the legality of the Single Zone Plan, alleging in their complaint that PRTC’s new tariff structure under the Single Zone Plan is not based on cost and that the tariff would eliminate the intra-island long distance market.
     As a result of repeated delays in the administrative proceeding, on February 3, 2006, the Company withdrew the tariff structure proposed under the Single Zone Plan and filed a motion to dismiss in the related complaint, which motion has been granted by the TRB. PRTC plans to file a new tariff structure in the second quarter of year 2006 that will rebalance residential and business within the context of the current 10 zone calling areas.
PUBLIC TELEPHONE SERVICE PROVIDER — ANTI COMPETITIVE ACTIONS
     On August 16, 2002, PSA, the parent company of Phoenix of Puerto Rico, filed a lawsuit against PRTC in the United States Bankruptcy Court for the District of Delaware, claiming anti competitive acts. The claims have since been transferred to the United States District Court of Delaware. The disputes between the two parties include an administrative claim by PRTC against PSA, and a claim of over $9 million by PSA against PRTC. The United States District Court of Delaware granted a PRTC motion to change venue to Puerto Rico and the motion to dismiss is currently pending before the United States District Court of Puerto Rico. On September 24, 2004, the Court issued an Opinion and Order granting PRTC’s motion to dismiss. PSA appealed the Order and oral arguments were presented on September 8, 2005 before the Circuit Court. On October 17, 2005, the parties executed a settlement agreement resolving the dispute. On November 16, 2005, the Circuit Court dismissed the appeal.
TOUCHTONE CHARGES
     On November 17, 2003, six residential subscribers and eight business service subscribers filed a class action suit with the Court of First Instance of Puerto Rico (the “Court”) under the Puerto Rico Telecommunications Act of 1996 (the “Act”) and the Puerto Rico Class Action Act of 1971. The plaintiffs have claimed that the Company’s charges for touchtone service are not based on cost, and therefore violate the Act. The plaintiffs have requested that the Court (i) issue an order certifying the case as a class action, (ii) designate the plaintiffs as representative of the class, (iii) find that the charges are illegal, and (iv) order the Company to reimburse every subscriber for excess payments made since September 1996.
     On November 1, 2004 PRTC filed a Motion for Summary Judgment requesting the dismissal of plaintiff’s claim due to plaintiff’s failure to follow the procedure to object charges, established by Law 33. Law 33 establishes that a telecommunication services user has a twenty days period from the receipt of the telecommunications service company invoice to object charges in the same. PRTC argues that since admittedly plaintiffs failed to comply with said procedure their claims are time barred. Said motion is still under the consideration of the Court.
     On May 10, 2005 the Court issued an Order certifying the case as a class action. PRTC sought reconsideration of that decision and an argumentative hearing was held on June 20, 2005 to discuss the merits of PRTC’s position. On June 22, 2005 the Court issued an Order confirming its previous decision. In consequence, a certiorari writ was filed on June 22, 2005. On September 19, 2005 the P.R. Appeals Court denied the same. PRTC sought reconsideration of that decision on October 4. 2005. Said reconsideration request was denied on October 11, 2005, therefore PRTC filed a Certiorari Writ with the P.R. Supreme Court on November 10, 2005. The same was denied on January 18, 2006.
     On January 11, 2006, the PRTC filed a Motion to Dismiss alleging lack of subject matter jurisdiction based on the enactment of Law No. 138 of November 4, 2005. This new law grants the TRB exclusive primary jurisdiction to entertain class actions related to telecommunication services. The hearing scheduled for January 24, 2006 was rescheduled for May 16, 2006 in response to plaintiff’s request for time to oppose PRTC’s Motion to Dismiss. The court granted the plaintiffs until March 24, 2006 to submit their opposition. In addition it granted PRTC until April 24, 2006 to submit its reply. On March 24, 2006 plaintiffs filed a request for sixty additional days to submit their opposition. On March 29, 2006 PRTC opposed this request and asked the Court to rule on the jurisdictional matter brought forth by PRTC. In consequence, the Motion to Dismiss is pending.

CTI ASSET TRANSFER
     Prior to the Acquisition, PRTC transferred its net wireless assets on September 1, 1998 to CTI (which subsequently became Verizon Wireless, a division of PRTC, on May 1, 2002). Our predecessors later filed a waiver request in 1998 with the FCC to record this transfer at book value instead of fair value. Since our predecessors had not included the costs of wireless operations in the regulated rate setting process, we argued that ratepayers did not bear the cost of our predecessors’ wireless investment. The FCC denied the Company’s waiver petition in April 2001, but recognized that the cellular and paging assets had been removed from the interstate rate base even though it had questions concerning certain costs and expenses.
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
     The FCC delayed conversion to price cap regulation until June 30, 2002, and the Company requested an extension until June 30, 2003. Under an order issued by the FCC on April 18, 2002, the Company was no longer required to file a waiver request until the FCC had completed its review of the “all-or-nothing” rule. In addition, upon the issuance of an Order and Second Further Notice of Proposed Rulemaking (the “Order”) by the FCC on February 28, 2004, the FCC deferred further action on the all-or-nothing rule until it had reviewed the record compiled in response to the notice included in the Order. Additionally, in the Order the FCC stated that all outstanding interim waivers of the all-or-nothing rule that depend on the FCC’s decision shall continue to be effective until the FCC issues a final order on this matter. As a result, the Company currently continues to set its interstate access rates based on rate-of-return principles.
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

INSULAR RELIEF
     On December 9, 2005, the FCC issued a Notice of Proposed Rulemaking in which it tentatively concluded to establish a non-rural insular universal service mechanism. The FCC’s proposed mechanism is based on a proposal made by the Company on May 6, 2005. PRTC filed comments in support of the Commission’s tentative conclusion on March 27, 2006. If the FCC’s tentative conclusion were adopted, the Company would be eligible to receive approximately $33 million in annual support based on current investment levels. The Company would be eligible for additional support for its wireless service based on the same per-line support received by the Company. There is no timetable for FCC action on its tentative conclusion, nor any assurances that the FCC will adopt the mechanism as proposed. While the Company currently does not receive high-cost loop support from the FCC, PRTC does receive significant universal service money under other FCC universal service programs.
MUNICIPAL RIGHT OF WAY FEES
     A number of cities in Puerto Rico have sought to impose fees upon the Company for using municipal rights of way. The exact manner in which these fees are calculated varies, but they generally seek to collect five percent of the Company’s gross revenue generated in the municipality. The Company has challenged each of these fees in federal court and in the Puerto Rico courts. In the Guayanilla case, on January 28, 2005, the federal district court granted the Company’s motion for summary judgment and held that the fee proposed by the municipality violated federal law, because the municipality could not show that the fee was related to rights of way use. The municipality appealed the district court’s ruling, and oral argument was heard on this appeal in the First Circuit Court of Appeals on November 8, 2005. It is unknown when this decision will be reached or what the outcome will be. All local court cases have been stayed pending the outcome of the Guayanilla appeal. Cases challenging other similar ordinances have been filed. The Commonwealth Legislature has empowered the TRB to adopt regulations governing fees for use of municipal rights of way consistent with local and federal law, but the TRB has not yet taken any action. Other municipalities may adopt similar ordinances. To the extent such fees are upheld, PRTC will either pass the costs along to customers, impacting its competitiveness, or absorb them, impacting its profitability. The following is a list of all right of way open cases:

Right of Way Litigations	Status

US District Court:

1. PRTC v. Municipality of Caguas	PRTC’s challenge of Caguas ordinance is stayed pending resolution of the Guayanilla case.

2. PRTC v. Municipality of Guayanilla	Federal District Court found the ordinance violative of Section 253. Guayanilla’s appeal is pending before the First Circuit Court of Appeals.

3. PRTC v. Municipality of Ponce	Declaratory judgment action filed in federal and local court on November 22 and November 28, 2005, respectively. Ponce was served with summons.

4. PRTC v. Municipality San Juan	The case was dismissed when San Juan withdrew its ordinance.

5. PRTC v. Municipality of Vega Baja	Declaratory judgment action filed in federal and local court on February 22, 2006. Vega Baja was served with summons.

6. PRTC v. Municipality of Cataño	Declaratory judgment action filed in federal and local court on February 28, 2006. Cataño served with summons.

7. PRTC v. Municipality of Utuado	Declaratory judgment action filed in federal and local court on March 24, 2006. Pending summons.

Local Courts:

1. PRTC v. Municipality of Caguas	Filed a motion to stay. Waiting for First Circuit Court decision on Guayanilla’s case.

2. PRTC v. Municipality of Ponce	Filed a motion to stay. Waiting for First Circuit Court decision on Guayanilla’s case.

3. PRTC v. Municipality San Juan	Filed a motion to stay. Waiting for First Circuit Court decision on Guayanilla’s case.

4. PRTC v. Municipality of Vega Baja	Filed a motion to stay. Waiting for First Circuit Court decision on Guayanilla’s case.

5. PRTC v. Municipality of Cataño	Filed a motion to stay. Waiting for First Circuit Court decision on Guayanilla’s case.

6. PRTC v. Municipality of Utuado	Filed a motion to stay. Waiting for First Circuit Court decision on Guayanilla’s case.

INTERCONNECTION DISPUTE
     On or about October 2004, the TRB arbitrated an interconnection contract between WorldNet Telecommunications Inc. (“WorldNet”) and the Company. Among the more significant decisions reached by the TRB, it adopted the arbitrator’s decision to approve a provision that established performance parameters under the contract but rejected the imposition of liquidated damages for failure to meet the performance parameters. Both WorldNet and the Company cross-appealed certain aspects of the TRB’s rulings to the U.S. District Court for the District Court of Puerto Rico pursuant to the federal Communications Act and moved for summary judgment The District Court affirmed in part and reversed in part the disputed TRB rulings in early February 2006. Both the Company and the TRB filed notices of appeal to the U.S. Court of Appeals for the First Circuit, which remain pending. The timing and outcome of this appeal are unknown. WorldNet has also requested further proceedings before the TRB with respect to the ruling of the District Court. That request is pending.

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
     The following important factors could affect future results and could cause those results to differ materially from those expressed in the forward-looking statements: (1) materially adverse changes in economic and industry conditions in Puerto Rico and labor matters, including workforce levels and labor negotiations, and any resulting financial and/or operational impact in the markets served by us; (2) material changes in available technology; (3) the final resolution of regulatory initiatives and proceedings, including arbitration proceedings pertaining to, among other matters, the terms of interconnection, access charges, universal service, unbundled network elements and resale rates; (4) changes in our accounting policies that may be required by regulatory agencies, including the SEC or that result from changes in the accounting policies or their application, which could result in an impact on earnings; and (5) the extent, timing, success and overall effects of competition from others in the Puerto Rico telecommunications service industry.
     Although the Company believes the expectations reflected in its forward-looking statements are reasonable, the Company cannot guarantee its future performance or results of operations. All forward-looking statements in this report are based on information available to the Company on the date of this report; however, the Company is not obligated to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The risks described above and elsewhere in this report, including in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” should be considered when reading any forward-looking statements in this report. Given these uncertainties and risks, the reader should not place undue reliance on these forward-looking statements.
CRITICAL ACCOUNTING POLICIES
General
     The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the rules and regulations of the SEC.
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
Allowance for Doubtful Accounts
     The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate and their ability to make payments was affected, additional allowances may be required. Because of uncertainties inherent in the estimation process, the Company’s estimate of losses and the related allowance may change. The Company does not depend on any single customer for its business.

Deferred Taxes
     The Company uses an asset and liability approach in accounting for income taxes in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes.” Deferred tax assets and liabilities are recognized for temporary differences between the way certain income and expense items are reported for financial reporting purposes and for tax purposes.
     The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period in which such determination was made. Similarly, should the Company determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income during the period in which such determination was made.
     The Puerto Rico Treasury Department concluded the ordinary audit of the 2001 corporate income tax return of one of our subsidiaries resulting in an additional tax liability of $0.5 million.
     A new Puerto Rico law was passed in August 2005, providing for an additional 2.5% tax to corporate taxpayers with taxable income of $20,000 or more for tax years 2005 and 2006. The effectiveness of the law was contingent upon the approval of Joint Resolution 445 which related to the 2005-2006 Governmental Budget. The Governor of Puerto Rico vetoed Joint Resolution 445; therefore, the deferred taxes as of December 31, 2005 do not reflect the additional tax of 2.5%. Should this law take effect, its estimated impact would be to increase the deferred tax asset by $3.2 million and to decrease the income tax provision by $2.8 million as of December 31, 2005.
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
     The Company’s depreciation expense is based on the composite group remaining life method using straight-line composite rates. This method provides for the recognition of the cost of the remaining net investment in telephone plant over the remaining asset lives. This method also requires a periodic evaluation of the average remaining useful lives related to the expected recoverability of the carrying value of assets based on changes in technology, environmental factors, the federal and local regulatory environment, industry and other competitive forces. Effective July 2005, the Company revised its plant useful lives estimates based on a detailed review of the lives underlying the depreciation rates. The depreciation rate revision reflects expected useful lives resulting from the impact of technology and future competition and more closely approximate the assumptions used by other telephone companies. For the year ended December 31, 2005, the revision resulted in lower depreciation expense of approximately $6.5 million than would have been recognized under the previous useful lives estimate.
Pensions
     The Company accounts for its defined benefit pension plans in accordance with SFAS No. 87, “Employers’ Accounting for Pensions” which requires that amounts recognized in financial statements be determined on an actuarial basis. SFAS No. 87 and the policies used by the Company, notably the use of a calculated value of plan assets (which is further described below), generally reduces the volatility of pension income (expense) from changes in pension liability discount rates and the performance of the pension plan’s assets.
     The most significant element in determining the Company’s pension income (expense) in accordance with SFAS No. 87 is the expected return on plan assets. At December 31, 2005, the Company assumed that the expected long-term rate of return on plan assets is 8.5%, which remained constant in comparison with the prior year. Historically, the Company’s pension plan assets have earned in excess of 8.5%; therefore, the Company believes that its assumption of future returns of 8.5% is reasonable.

     At the end of each year, the Company determines the rate used to discount plan liabilities. The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year. In estimating this rate, the Company looks to rates of return on high quality, fixed-income investments that receive one of the two highest ratings given by a recognized ratings agency. At December 31, 2005, the Company determined this rate to be 5.75%, which remained constant in comparison with the prior year. The decrease in the pension liability resulting from the change has been deferred in accordance with the amortization provisions of SFAS No. 87.
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
     The following table summarizes the fair value of our senior notes and interest rate swap agreements at December 31, 2005 and December 31, 2004 and provides a sensitivity analysis of the fair values of these instruments assuming a 100 basis point increase or decrease in the yield curve. The sensitivity analysis does not include the fair values of our floating-rate debt since they are not significantly affected by changes in market interest rates.

			Fair Value
			Assuming 100 Basis Point
	Carrying Amount	Fair Value	Increase	Decrease
	(in thousands)
December 31,2005:

Senior notes	$699,919	$711,120	$700,558	$722,038
Interest rate swap	(1,080)	(1,080)	(1,446)	(713)

Total	$698,839	$710,040	$699,112	$721,325

Decenber 31, 2004:

Senior notes	$699,876	$735,790	$718,569	$753,663
Interest rate swap	3	3	(1,813)	1,834

Total	$699,879	$735,793	$716,756	$755,497

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
TELECOMUNICACIONES DE PUERTO RICO, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of Telecomunicaciones de Puerto Rico, Inc.:
We have audited the accompanying consolidated balance sheets of Telecomunicaciones de Puerto Rico, Inc. and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedules listed in the index at Item 15 (a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Telecomunicaciones de Puerto Rico, Inc. and subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.
Ernst & Young LLP
San Juan, Puerto Rico
March 10, 2006

Telecomunicaciones de Puerto Rico, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands)

	December 31,	December 31,
	2005	2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$55,086	$63,346
Accounts receivable, net of allowance for doubtful accounts of $76,815 and $106,090 in 2005 and 2004, respectively	227,629	270,914
Deferred income tax	18,324	28,054
Inventory and supplies, net	47,431	28,158
Prepaid expenses	20,571	26,616

Total current assets	369,041	417,088
PROPERTY, PLANT AND EQUIPMENT, net	1,351,510	1,459,459
GOODWILL	126,927	126,927
INTANGIBLES, net	209,357	196,820
DEFERRED INCOME TAX	205,853	235,886
OTHER ASSETS	115,271	109,102

TOTAL ASSETS	$2,377,959	$2,545,282

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$452,042	$93,168
Other current liabilities	172,961	216,187

Total current liabilities	625,003	309,355
LONG-TERM DEBT, excluding current portion	299,812	703,556
PENSION AND OTHER POST-EMPLOYMENT BENEFITS	563,395	607,115
OTHER NON-CURRENT LIABILITIES	136,345	186,781

Total liabilities	1,624,555	1,806,807

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY	16,555	15,010

SHAREHOLDERS’ EQUITY:
Common stock	705,516	704,386
Deferred ESOP compensation	(26,042)	(25,172)
Retained earnings	228,877	210,956
Accumulated other comprehensive loss, net of taxes	(171,502)	(166,705)

Total shareholders’ equity	736,849	723,465

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,377,959	$2,545,282

The accompanying notes are an integral part of these financial statements.

Telecomunicaciones de Puerto Rico, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands)

	For the Years Ended December 31,
	2005	2004	2003
REVENUES:
Local services	$595,823	$586,598	$605,259
Access services	235,083	268,974	295,801
Long distance services	69,176	68,890	111,416
Cellular services	241,248	196,426	187,084
Directory services and other	111,194	93,036	81,859

Total revenues	1,252,524	1,213,924	1,281,419

OPERATING COSTS AND EXPENSES:
Cost of services and sales	344,418	312,588	313,575
Selling, general and administrative expenses	487,393	417,784	607,899
Early retirement and voluntary separation provision	1,687	2,786	17,347
Depreciation and amortization	242,229	261,036	251,735

Total operating costs and expenses	1,075,727	994,194	1,190,556

OPERATING INCOME	176,797	219,730	90,863

OTHER INCOME (EXPENSE):
Interest expense, net	(46,362)	(43,284)	(53,175)
Equity income from joint venture	2,660	2,454	2,151
Minority interest in consolidated subsidiary	(2,919)	(2,749)	(1,529)
Asset impairment charge	—	—	(11,800)

Total other income (expense), net	(46,621)	(43,579)	(64,353)

INCOME BEFORE INCOME TAX EXPENSE	130,176	176,151	26,510

INCOME TAX EXPENSE	50,788	67,762	8,183

INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	79,388	108,389	18,327

CUMULATIVE EFFECT OF ACCOUNTING CHANGE, net of income tax provision of $40,672	—	—	58,529

NET INCOME	$79,388	$108,389	$76,856

The accompanying notes are an integral part of these financial statements.

Telecomunicaciones de Puerto Rico, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
(In thousands)

					Accumulated
	Common	Deferred ESOP	Subscription	Retained	Other Comprehensive
	Stock	Compensation	Receivable	Earnings	Loss	Total
BALANCE, DECEMBER 31, 2002	$703,270	$(27,408)	$(76,093)	$155,789	$(90,182)	$665,376

Dividends paid	—	—	—	(68,125)	—	(68,125)
Accretion of discount on subscription receivable	—	—	(3,422)	—	—	(3,422)
PRTA capital contribution	—	—	40,000	—	—	40,000
Release of ESOP shares	614	1,255	—	—	—	1,869
Comprehensive income:
Net income	—	—	—	76,856	—	76,856
Other comprehensive loss, net of taxes:
Minimum pension liability adjustment	—	—	—	—	(11,203)	(11,203)

Comprehensive income	—	—	—	—	—	65,653

BALANCE DECEMBER 31, 2003	$703,884	$(26,153)	$(39,515)	$164,520	$(101,385)	$701,351

Dividends paid	—	—	—	(61,953)	—	(61,953)
Accretion of discount on subscription receivable	—	—	(485)	—	—	(485)
PRTA capital contribution	—	—	40,000	—	—	40,000
Release of ESOP shares	502	981	—	—	—	1,483
Comprehensive income:
Net income	—	—	—	108,389	—	108,389
Other comprehensive loss, net of taxes:
Minimum pension liability adjustment	—	—	—	—	(65,320)	(65,320)

Comprehensive income	—	—	—	—	—	43,069

BALANCE DECEMBER 31, 2004	$704,386	$(25,172)	$—	$210,956	$(166,705)	$723,465

Dividends paid	—	—	—	(61,467)	—	(61,467)
Release of ESOP shares	1,130	1,130	—	—	—	2,260
Loan to ESOP	—	(2,000)	—	—	—	(2,000)
Comprehensive income:
Net income	—	—	—	79,388	—	79,388
Other comprehensive loss, net of taxes:
Minimum pension liability adjustment	—	—	—	—	(4,797)	(4,797)

Comprehensive income	—	—	—	—	—	74,591

BALANCE DECEMBER 31, 2005	$705,516	$(26,042)	$—	$228,877	$(171,502)	$736,849

The accompanying notes are an integral part of these financial statements.

Telecomunicaciones de Puerto Rico, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	For the Years Ended December 31,
	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$79,388	$108,389	$76,856
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	242,229	261,036	251,735
Provision for uncollectible accounts	47,273	29,746	64,515
Abandoned software project	—	—	32,262
Wireless asset impairment charge	—	—	11,800
Deferred income tax expense	42,828	50,495	2,371
Cumulative effect of accounting change	—	—	(58,529)
Employee retirement benefits expense	102,119	106,018	116,982
Accretion of discount on subscription receivable	—	(485)	(3,422)
Equity income from joint venture	(2,660)	(2,454)	(2,151)
Early retirement and voluntary separation provision	1,687	2,786	17,347
Release of ESOP shares	2,260	1,483	1,869
Gain on sale of building	(1,096)	(3,349)	(824)
Minority interest in consolidated subsidiary	2,919	2,749	1,529
Changes in assets and liabilities:

Accounts receivable	(3,989)	(13,413)	(8,264)
Inventory and supplies	(19,273)	(6,956)	(3,163)
Prepaid expenses and other assets	17,854	10,888	(14,347)
Other current and non-current liabilities	(100,481)	(52,283)	15,723
Pension and other post-employment benefits	(171,680)	(205,381)	(145,472)

Net cash provided by operating activities	239,378	289,269	356,817

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, including removal costs	(145,800)	(171,638)	(176,278)
Proceeds from sale of building	2,778	5,436	6,000

Net cash used in investing activities	(143,022)	(166,202)	(170,278)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contribution	—	40,000	40,000
Loan to ESOP	(2,000)	—	—
Net repayments of short-term debt, including capital leases	(41,149)	(59,500)	(170,349)
Dividends Paid	(61,467)	(61,953)	(68,125)

Net cash used in financing activities	(104,616)	(81,453)	(198,474)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(8,260)	41,614	(11,935)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	63,346	21,732	33,667

CASH AND CASH EQUIVALENTS AT END OF YEAR	$55,086	$63,346	$21,732

The accompanying notes are an integral part of these financial statements.

TELECOMUNICACIONES DE PUERTO RICO, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
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

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying audited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and with the rules and regulations of the Securities and Exchange Commission (“SEC”). The Company is a holding company with no significant assets or operations other than its investment in its subsidiaries. PRTC is a wholly owned subsidiary of the Company, and fully and unconditionally guarantee payment of the senior notes and the commercial paper.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its controlled subsidiary companies, which are wholly owned or majority owned. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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
Customer activation fees, along with the related costs up to but not exceeding the activation fees, are deferred and amortized over the customer relationship period, which are 5 years for wireline and 3 years for wireless, as required by Staff Accounting Bulletin “SAB” 104. However, customer activation fees are subject to additional consideration when wireless handsets are sold to the customers at a discount and recorded as equipment sales revenue.
Equipment sales consist principally of revenues from the sale of wireless handsets and accessories to new and existing subscribers and to agents and other third-party distributors. The revenue and related expenses associated with the sale of wireless handsets and accessories through our indirect sales channels are recognized when the products are delivered and accepted by the agent or third-party distributor, as this is considered to be a separate earnings process from the sale of wireless services and probability of collection is likely. Shipping and handling costs for wireless handsets sold to agents and other third-party distributors are classified as costs of equipment sales.
The Company has determined that the sale of wireless services through its direct sales channels with an accompanying handset constitutes a revenue arrangement with multiple deliverables in accordance with Emerging Issues Task Force (EITF) No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. The Company accounts for these arrangements as separate units of accounting, including the wireless service and handset. Arrangement consideration received for the handset is recognized as equipment sales when the handset is delivered and accepted by the subscriber. Arrangement consideration received for the wireless service is recognized as service revenues when earned. As the non-refundable, up-front activation fee charged to the subscriber does not meet the criteria as a separate unit of accounting, the Company allocates the additional arrangement consideration received from the activation fee to the handset (the delivered item) to the extent that the aggregate handset and activation fee proceeds do not exceed the fair value of the handset. Any activation fees not allocated to the handset would be deferred upon activation and recognized as service revenue on a straight-line basis over the expected customer relationship period. The Company determined that the sale of wireless services through its indirect sales channels (agents) does not constitute a revenue arrangement with multiple deliverables. For indirect channel sales, the Company continues to defer non-refundable, up-front activation fees and associated costs to the extent of the related revenues in accordance with SAB 104. These deferred fees and costs are amortized on a straight-line basis over the estimated customer relationship period. The Company has recorded deferred revenues and deferred expenses of equal amounts in the consolidated balance sheets. As of December 31, 2005 and 2004, deferred revenues and expenses were $68 million and $73 million, respectively.
In 2004 the Company reduced its revenues to incorporate an adjustment to its receivable balances to reflect billed activity from prior year. The prior periods amounts do not have a material impact in the financial statements.
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

Inventory and Supplies
Inventory and supplies are stated at lower of cost or market cost is determined using the average cost, net of obsolescence reserves.
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
The Company’s depreciation expense is based on the composite group remaining life method and straight-line composite rates. This method provides for the recognition of the cost of the remaining net investment in telephone plant, less anticipated net salvage value, over the remaining asset lives. This method also requires a periodic evaluation of the average remaining useful lives related to the expected recoverability of the carrying value of assets based on changes in technology, environmental factors, the federal and local regulatory environment, and other competitive forces. Effective on July 1, 2005, the Company changed its accounting estimates relating to depreciation. Refer to Note 4 to the consolidated financial statements for further details.
Goodwill and Other Intangible Assets
Goodwill
Goodwill is the excess of the acquisition cost of businesses over the fair value of the identifiable net assets acquired. Impairment testing for goodwill is performed at least annually unless indicators of impairment exist. The impairment test for goodwill uses a two-step approach, which is performed at the reporting unit level. Reporting units may be operating segments or one level below an operating segment, referred to as a component. Businesses for which discrete financial information is available are generally considered to be components of an operating segment. Components that are economically similar and managed by the same segment management group are aggregated and considered a reporting unit under SFAS No. 142, “Goodwill and Other Intangible Assets.” Step one compares the fair value of the reporting unit (calculated using a discounted cash flow method) to its carrying value. If the carrying value exceeds the fair value, there is a potential impairment and step two must be performed. Step two compares the carrying value of the reporting unit’s goodwill to its implied fair value (i.e., fair value of reporting unit less the fair value of the unit’s assets and liabilities, including identifiable intangible assets). If the carrying value of goodwill exceeds its implied fair value, the excess is required to be recorded as an impairment. The Company has evaluated its goodwill using the fair value approach for each reporting unit to determine if there is an impairment exposure and the impact it would have on the Company’s results of operations for 2005. The evaluation of the two reporting units revealed no impairment exposure.
Indefinite Life Intangible Assets
The indefinite life intangible assets are those intangibles not subject to amortization and consist principally of wireline concessions and FCC cellular licenses.
A significant portion of our intangible assets are cellular licenses that provide our wireless operations with the exclusive right to utilize designated radio frequency spectrum to provide cellular communication services. While licenses are issued for only a fixed time, generally ten years, such licenses are subject to renewal by the Federal Communications Commission (FCC). Renewals of licenses have occurred routinely and at nominal cost. Moreover, we have determined that there are currently no legal, regulatory, contractual, competitive, economic or other factors that limit the useful life of our wireless licenses. As a result, we treat the wireless licenses as an indefinite-lived intangible asset under the provisions of SFAS No. 142. We reevaluate the useful life determination for cellular licenses each reporting period to determine whether events and circumstances continue to support an indefinite useful life.
We have tested our indefinite life intangible assets for impairment at least annually unless indicators of impairment exist. We began using the direct value approach in 2005 performing our annual impairment test on our indefinite life intangible assets in accordance with a September 29, 2004 Staff Announcement from the staff of the Securities and Exchange Commission (SEC), “Use of the Residual Method to Value Acquired Assets Other Than Goodwill.” The direct value approach determines fair value using estimates of future cash flows associated specifically with the licenses. Previously, we used a residual method, which determined the fair value of the business by estimating future cash flows of the operations. The fair value of aggregate licenses was determined by subtracting from the fair value of the business the fair value of all of the other net tangible and intangible (primarily recognized and unrecognized customer relationship intangible assets) assets of our operations. We determined the fair value of our customer relationship intangible assets based on our average customer acquisition costs. Under either the direct method or the residual method, if the fair value of the aggregated licenses was less than the aggregated carrying amount of the licenses, an impairment would have been recognized. The Company has evaluated its indefinite life intangible assets using the fair value approach for each reporting unit to determine if there is an impairment exposure and the impact it would have on the Company’s results of operations for 2005. The evaluation revealed no impairment exposure.
Definite Life Intangible Assets
The definite life intangible assets are those intangibles assets subject to amortization and consist principally of trade names and software licenses. The Company amortizes trade names and software licenses on a straight-line basis over 25 and 5 years, respectively.
For information related to the breakdown of the carrying amount of goodwill as well as the major components of our other intangible assets, see Note 5.
Software Costs
The Company defers and amortizes software development project costs over a five-year period beginning at the project completion date.
Advertising Costs
The Company expenses advertising costs as incurred, and recorded advertising costs of $17 million, $16 million and $15 million in 2005, 2004 and 2003, respectively.
Repairs and maintenance
The Company charges the cost of repairs and maintenance as these costs are incurred.
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
Since the estimated fair value of $26 million was lower than the $37.8 million carrying amount of the TDMA network as of December 31, 2003, the Company recorded an impairment loss of $11.8 million.

Income Taxes
The Company uses an asset and liability approach in accounting for income taxes following the provisions of SFAS No. 109, “Accounting for Income Taxes.” Deferred tax assets and liabilities are established for temporary differences between the way certain income and expense items are reported for financial reporting and tax purposes. Deferred tax assets and liabilities are adjusted, to the extent necessary, to reflect tax rates expected to be in effect when the temporary differences reverse. A valuation allowance is established for deferred tax assets for which realization is more likely than not.
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

Asset Retirement Obligations

On January 1, 2003, we adopted SFAS No. 143, “Accounting for Asset Retirement Obligations.” This statement provides the accounting for the cost of legal obligations associated with the retirement of long-lived assets. SFAS No. 143 requires that companies recognize the fair value of a liability for asset retirement obligations in the period in which the obligations are incurred and capitalize that amount as part of the book value of the long-lived asset. We have determined that the Company does not have a material legal obligation to remove long-lived assets as described by this statement. However, we have included estimated removal costs in our group depreciation models. These costs have increased depreciation expense and accumulated depreciation for future removal costs for existing assets. These removal costs are recorded as a reduction to accumulated depreciation when the assets are retired and removal costs are incurred.

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

Additionally, no later than December 31, 2005, FASB Interpretation (FIN) No. 47, “Accounting for Conditional Asset retirement Obligations – an interpretation of FASB Statement No. 143” became effective. There was no impact of the adoption of FIN No. 47 on the Company’s results of operations or financial position.

4.	Property, Plant and Equipment

Property, plant and equipment consist of:

	Remaining Useful		December 31,	December 31,
	Lives (Yrs)		2005	2004
			(In thousands)
	Current	Previous
Outside plant	9.0	9.2	$2,198,892	$2,148,244
Central office and transmission equipment	3.8	4.4	1,282,713	1,228,001
Equipment and other	2.7	2.7	273,245	304,716
Buildings	14.6	15.0	324,988	321,928
Land	N/A	N/A	25,500	26,003

Gross plant in service			4,105,338	4,028,892
Less: accumulated depreciation			2,772,489	2,637,434

Net plant in service			1,332,849	1,391,458
Construction in progress			18,661	68,001

Total			$1,351,510	$1,459,459

Effective July 2005, the Company performed its periodic review of plant useful lives estimates based on a comprehensive analysis of the useful lives underlying the depreciation rates. The review incorporates the impact of technology, future competition and assumptions employed in the industry relative to depreciation and retirement rates. For the year ended December 31, 2005, the revision resulted in lower depreciation expense of approximately $6.5 million than would have been recognized under the previous useful lives estimate.
5.	Goodwill
Following is a breakdown of goodwill.

	CarryingValue
	December 31,	December 31,
	2005	2004
	(In thousands)
Wireline (PRTC)	$102,731	$102,731
Dial-up Internet (Coqui.net)	24,196	24,196

Total	$126,927	$126,927

6.	Intangibles

	CarryingValue
	December 31,	December 31,
	2005	2004
	(In thousands)
Indefinite Life:
Wireline concession	$85,120	$85,120
FCC Cellular licenses	23,855	23,855

Total Indefinite Life	$108,975	$108,975

	December 31, 2005			December 30, 2004
			(In thousands)
Definite Life:	Cost	Acc. Amort	Book Value	Cost	Acc. Amort	Book Value
Wireline trade name	$48,400	$13,218	$35,182	$48,400	$11,282	$37,118
Software licenses	126,720	61,520	65,200	91,759	41,032	50,727

Total Definite Life	$175,120	$74,738	$100,382	$140,159	$52,314	$87,845
Plus: Total Indefinite Life			108,975			108,975

Total	$175,120	$74,738	$209,357	$140,159	$52,314	$196,820

Intangible asset amortization expense was $23 million, $17 million and $14 million for the years ended December 31, 2005, 2004 and 2003. The following table presents expected amortization expense of existing intangible assets as of December 31, 2005 for each of the following years (in thousands):

Expected amortization expense for the years ending December 31,:
2006	$19,335
2007	17,293
2008	12,878
2009	7,928
2010	1,936
7.	Other assets

	December 31,	December 31,
	2005	2004
	(In thousands)
Deferred activation and installation costs	$68,422	$72,775
Notes receivable-equipment sales	1,995	5,675
Deferred pension asset	41,729	23,747
Deferred financing costs, net	1,359	2,307
Other assets	1,766	4,598

Total	$115,271	$109,102

8.	Pension Plan

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

The following table sets forth the status of the plans and the amounts in the financial statements as of December 31, 2005 and 2004:

(In thousands)

	Pension and Lump Sum Benefits		Post-Retirement Benefits
	2005	2004	2005	2004
Change in benefit obligation:
Benefit obligation at beginning of period	$1,286,932	$1,142,433	$543,390	$622,770
Service cost	23,825	20,551	7,061	6,321
Interest cost	73,694	72,600	32,258	32,226
Actuarial loss	33,311	139,900	72,445	(24,110)
Plan amendments-ERW	—	939	—	696
Plan amendments-Other	21,990	6,239	—	(66,605)
Expected expenses	—	(4,809)	—	—
Benefits paid	(85,677)	(90,921)	(27,353)	(27,908)

Benefit obligation at end of period	$1,354,075	$1,286,932	$627,801	$543,390

Change in plan assets:
Fair value of plan assets at beginning of period	870,110	718,192	—	—
Actual return (loss) on plan assets	60,732	65,366	—	—
Employer contributions	144,327	177,473	27,353	27,908
Benefits paid	(85,677)	(90,921)	(27,353)	(27,908)

Fair value of plan assets at end of period	$989,492	$870,110	$—	$—

Funded status:
Funded status at end of year	(364,583)	(416,822)	(627,801)	(543,390)
Unrecognized actuarial loss, net	395,179	372,442	369,317	315,323
Unrecognized prior service cost (benefit)	40,608	22,267	(70,596)	(79,822)
Unrecognized net transition obligation	1,121	1,480	15,925	18,127

Net amount recognized	$72,325	$(20,633)	$(313,155)	$(289,762)

Balance sheet amounts consist of:
Accrued benefit liability	$(250,240)	$(317,353)	$(313,155)	$(289,762)
Other asset (Note 7)	41,729	23,747	—	—
Accumulated other comprehensive loss	280,836	272,973	—	—

Net amount recognized	$72,325	$(20,633)	$(313,155)	$(289,762)

Changes in benefit obligations were caused by factors including changes in actuarial assumptions (see “Assumptions”).
The accumulated benefit obligation for all defined benefit pension plans was $1,240 million and $1,187 million at December 31, 2005 and 2004, respectively.
Information for pension plans with an accumulated benefit obligation in excess of plant assets follows:
(In thousands)

At December 31,	2005	2004

Projected benefit obligation	$1,354,075	$1,286,932
Accumulated benefit obligation	1,239,733	1,187,463
Fair value of plan assets	989,492	870,110

Net Periodic Cost
The components of the net pension and other post-employment benefit expenses for years ended December 31,
(In thousands)

	Pension and Lump Sum Benefits			Post-Retirement Benefits
	2005	2004	2003	2005	2004	2003
Service cost	$23,825	$20,551	$18,092	$7,061	$6,321	$8,701
Interest cost	73,694	72,600	67,299	32,258	32,226	35,511
Expected return on plan assets	(72,875)	(59,384)	(46,311)	—	—	—
Amortization of unrecognized:
Transition obligation	359	359	430	2,202	2,202	2,202
Prior service cost (benefit)	3,650	5,257	4,743	(9,225)	(5,373)	(2,513)
Actuarial loss, net	22,719	17,008	13,124	18,451	14,251	15,704

Net amortization and deferral	51,372	56,391	57,377	50,747	49,627	59,605
Effect of early retirement program	—	939	8,714	—	696	6,222

Total	$51,372	$57,330	$66,091	$50,747	$50,323	$65,827

Additional Information
We evaluate the pension plan to determine whether any additional minimum liability is required. The adjustment is necessary to reflect as a net liability at a minimum the fair value of benefit obligation less plan assets with the fair value of benefit obligation calculated on an accumulated benefit obligation basis. An offsetting deferred pension asset of $42 million and $24 million was recorded at December 31, 2005 and 2004 as part of this calculation to recognize all unrecognized prior service costs. The difference between the additional liability adjustment and the additional asset was recorded as a component of other comprehensive income and all accumulated amounts recorded in other comprehensive income, net of tax, is reflected as a separate account within shareholders equity.

	Pension and Lump Sum Benefits
(In thousands)	2005	2004
Increase in minimum liability included in other comprehensive income, before tax	7,863	106,767
Assumptions
The weighted-average assumptions used in determining benefit obligations at December 31,

	Pension and Lump Sum Benefits		Post-Retirement Benefits
	2005	2004	2005	2004
Discount rate	5.75%	5.75%	5.85%	5.75%
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%

The weighted-average assumptions used in determining net periodic cost for years ended December 31,

	Pension and Lump Sum Benefits			Post-Retirement Benefits
	2005	2004	2003	2005	2004	2003
Discount rate	5.75%	6.25%	6.25%	5.75%	5.75%	6.25%
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%	4.00%	4.00%
Expected return on plan assets	8.50%	8.50%	8.50%	n/a	n/a	n/a
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
The assumed health care cost trend rates at December 31,

	Post-Retirement Benefits
	2005	2004	2003
Health care cost trend rate assumed for next year	10.00%	10.00%	10.00%
Rate to which cost trend rate gradually declines	5.00%	5.00%	4.75%
Year the rate reaches level it is assumed to remain thereafter	2010	2008	2007
Assumed health care trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in the assumed health care cost trend rate would have the following effects:
One-percentage-point

	Post-Retirement Benefits
(In thousands)	Increase	Decrease
Effect on 2005 total service and interest cost	$5,972	$(5,135)
Effect on post-retirement benefit obligation as of December 31, 2005	75,512	(66,550)
Plan Assets
The weighted-average assets allocation for the pension plans assets at December 31, 2005 and 2004 by category are as follows:

	2005	2004
Equity securities	61%	60%
Debt securities	36%	37%
Other	3%	3%

	100%	100%

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

Cash Flows
Federal legislation was enacted on April 10, 2004 that provides temporary pension funding relief for the 2004 and 2005 plan years. The legislation replaced the 30-year treasury rate with a higher corporate bond rate for determining the current liability. In 2005, we contributed $143 million to our qualified pension trusts, $1 million to our nonqualified pension plans and $28 million to our other postretirement benefit plans. Our estimate of the amount and timing of required qualified pension trust contributions for 2006 is based on current regulations, including continued pension funding relief, and is approximately $102 million. We anticipate approximately $1 million in contributions to our non-qualified pension plans and approximately $24 million to our other post-retirement benefit plans in year 2006. We have adequate liquidity resources to fund this amount.
Estimated Future Benefit Payments
The benefits payments, which reflect expected future service, are expected to be paid as follows:

	Pension and Lump	Post-Retirement
(In thousands)	Sum Benefits	Benefits
2006	$78,754	$28,717
2007	80,752	30,170
2008	80,151	31,318
2009	80,200	32,121
2010	79,817	32,934
2011-2015	394,861	175,945
Medicare Prescription Drug subsidies expected to offset the future other post-retirement benefit payments noted above are as follows:

Post-Retirement
(In thousands)	Benefits
2006	$4,376
2007	4,603
2008	4,783
2009	4,909
2010	5,035
2011-2015	26,958
Early Retirement and Voluntary Separation Provision
In May 2005, 33 eligible HIETEL employees accepted the voluntary separation program offered by the Company in March 2005. In March 2005, 46 eligible management employees accepted the voluntary separation program offered by the Company in December 2004. These programs resulted in a provision of $1.7 million during year ended December 31, 2005.
On September 30, 2004, the Company offered a voluntary separation program, expiring on December 3, 2004, to eligible management employees, resulting in a provision of $1.2 million covering 24 employees who accepted the separation plan. In January 2004, the Company recorded a provision of $1.6 million associated with 19 eligible management employees who accepted the early retirement program offered by the Company in December 2003. These programs resulted in a total provision of $2.8 million during year ended December 31, 2004.
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
9. Other Current Liabilities

	December 31,	December 31,
	2005	2004
	(In thousands)
Accounts payable	$43,719	$33,379
Accrued expenses	74,805	105,129
Employee benefit accruals	39,991	52,630
Carrier payables	7,812	16,812
Taxes	730	1,868
Interest	5,904	6,369

Total	$172,961	$216,187

10. Debt

	December 31,	December 31,
	2005	2004
	(In thousands)
Senior notes
Due May 15, 2006 at 6.65%	$399,990	$399,966
Due May 15, 2009 at 6.80%	299,929	299,910
Term credit facilities:
Due May 16, 2005 at 57 basis points over LIBOR	—	30,000
Due August 19, 2005 at 70 basis points over LIBOR	—	63,000
Commercial paper	52,000	—
Deferred derivative and Interest rate swap	(107)	3,657
Capital leases	42	191

Total	751,854	796,724
Less short-term debt	452,042	93,168

Long-term debt	$299,812	$703,556

The senior notes and term credit facilities are unsecured and non-amortizing. PRTC is the guarantor of these debt instruments. See Schedule I for additional information about guarantees of operating debt. The senior notes indentures and term credit facility agreements do not contain dividend restrictions.
The Company had a $400 million commercial paper program with maturities not to exceed 364 days, backed by a working capital facility. As of February 28, 2006, the Company decreased the commercial paper program to $275 million.
On March 1, 2005 the Company entered into an unsecured, $400 million 364-day revolving credit facility. Amounts borrowed under this facility are guaranteed by PRTC, and bear interest at the applicable LIBOR rate plus a margin or at the base rate; which is the higher of the base rate publicly announced by the administrative agent from time to time or the Federal Funds rate plus 0.5%, plus a margin. The Company is also required to pay a quarterly facility fee on commitments under the facility and a quarterly utilization fee on borrowed amounts that exceed 50% of the commitments under the facility. Accrued interest on Eurodollar rate borrowings is payable based on elected intervals of one, two, three or six months or other interest period as the Company may select, subject to certain conditions. Accrued interest on base rate borrowings is payable quarterly. This facility contains negative covenants, including covenants which limit the Company’s ability to grant or permit liens on its or subsidiaries’ properties, merge or sell all or substantially all of its assets and permit its subsidiaries to incur debt. This facility also requires that the Company maintain certain financial ratios. Upon the occurrence of a default or an event of default, the lenders have various remedies or rights, which may include termination of the lenders’ obligations to make advances and declare all borrowed amounts and interest thereon immediately due and payable. The intended purpose of this facility is for working capital purposes and serves as backstop facility for the commercial paper program. At December 31, 2005, the Company had no outstanding debt balance under this facility. This facility matured on February 28, 2006, on which date the Company entered into a replacement facility.
The replacement facility consists of two related, unsecured credit facilities, a $275 million revolving credit facility maturing on February 28, 2009, and a $275 million term credit facility, which is available to be drawn in one borrowing at any time until May 1, 2006 and will mature on February 28, 2011. At the option of the Company, the maximum amount which may be borrowed under the revolving credit facility may be increased at any time prior to maturity to $300 million, and the amount which may be borrowed under the term credit facility may be increased at any time until May 1, 2006 to $300 million. Amounts borrowed under these facilities are guaranteed by PRTC, and bear interest at the applicable LIBOR rate plus margins applicable to each facility or at the base rate; which is the higher of the base rate publicly announced by the administrative agent from time to time or the Federal Funds rate plus 0.5%, plus margins applicable to each facility. Accrued interest on Eurodollar rate borrowings is payable based on elected intervals of one, two, three or six months or other interest period as the Company may select, subject to certain conditions. Accrued interest on base rate borrowings is payable quarterly. The Company is also required to pay a quarterly facility fee on commitments under the revolving credit facility, irrespective of usage, and a commitment fee on commitments under the term credit facility until utilized. The revolving credit facility and the term credit facility contain covenants, including negative covenants and financial ratios, and events of default which are substantially the same as those which existed under the 364-day facility that was replaced. The revolving credit facility is for working capital purposes and serves as backstop facility for the commercial paper program, and the term credit facility is intended to be utilized, to the extent necessary, to repay the senior notes maturing on May 15, 2006.
The Company also had an undrawn $40 million working capital credit facility with Banco Popular de Puerto Rico, an affiliate of Popular, Inc. that was scheduled to mature on June 30, 2006. Amounts outstanding under this facility bear interest at a rate of 40 basis points over LIBOR. This facility also serves as additional backstop for the commercial paper program. At December 31, 2005, the Company had no outstanding debt balance under this facility. This facility was cancelled as of February 28, 2006 by mutual agreement of the parties. No balance was outstanding under this facility as of the cancellation date.
On August 31, 2001, the Company entered into an interest rate swap contract with a notional amount of $150 million. In September 2002, the Company drew the value out of the hedge position without changing the fixed/floating funding mix of the original swap transaction. This transaction resulted in cash proceeds of $11 million, reflected in cash from operations as required by SFAS No. 104, and created a deferred derivative, which will be amortized until 2006. As of December 31, 2005, the unamortized balance of the deferred derivative is $1 million. The purpose of the swap is to hedge against changes in the fair market value of the Company’s senior notes to achieve a targeted mix of fixed and variable rate debt. The swap receives interest at a fixed rate of 6.65% and pays interest at a net variable rate equal to six month LIBOR plus 170 basis points, with semiannual settlements and reset dates every May 15 and November 15 until maturity of the May 15, 2006 senior notes. The swap was entered into “at market” and as a result, there was no exchange of premium at the initial date of the swap. The Company designates the swap as a hedge of the changes in fair market value of the senior notes due to changes in the designated benchmark interest rate. PRTC is the guarantor of the interest rate swap.
Aggregate maturities of the senior notes are as follows:

Year		Amount
		(In thousands)
2006	Senior note	$400,000
2009	Senior note	300,000

Total		$700,000

11. Other Non-Current Liabilities
     Other non-current liabilities consist of:

	December 31,	December 31,
	2005	2004
	(In thousands)
Deferred activation and installation revenues	$68,422	$72,775
Deferred directory-publishing revenues	—	14,065
Customer deposits	26,297	26,520
Other liabilities	41,626	73,421

Total	$136,345	$186,781

12.	Deferred ESOP Compensation

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

During year 2005, the ESOP entered into a new loan agreement amounting $2.0 million with the Company to finance the ESOP’s acquisition of Company stocks. Also, during year 2000 and 2001, subsequent to ESOP’s commencement, the ESOP entered into various loan agreements amounting to $4.9 million with the Company to finance the ESOP’s acquisition of Company stocks from former employees.

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

Compensation expense is recorded based on the release of shares at market value, which is based on an independent appraisal performed annually. The ESOP released approximately 33,000 and 32,000 shares in 2005 and 2004, respectively. This release resulted in compensation expense of $2 million for the years ended December 31, 2005, 2004 and 2003, respectively, reflecting the market value of the shares. The release of shares, based upon the per share price established at the Acquisition, amounted to $1 million for December 31, 2005 and 2004, respectively, which is reflected as a reduction of deferred ESOP compensation in equity.
13.	Shareholders’ Equity

Common Stock

Common stock consisted of fifty million authorized no par value shares, of which twenty five million shares were outstanding at December 31, 2005 and 2004.

Subscription Receivable

The subscription receivable reflects receipts from the PRTA originally recorded at its present value (at an 8% discount rate). As part of the Acquisition agreement, the PRTA agreed to contribute a total of $200 million in cash or stock as a capital contribution in equal installments of $40 million over five years beginning on March 2, 2000. The Company employed the $200 million capital contribution to partially fund it under funded pension and other post-employment benefit obligations, as agreed. The stock purchase agreement required the Company to contribute $66 million, which included the $40 million received from PRTA, to the pension plan immediately upon receipt of the proceeds each year. The Company received the final $40 million installment in March 2004 and made the required pension payment of $66 million. All installments were made in cash.

Accumulated Other Comprehensive Loss

The accumulated other comprehensive loss represents unrecognized losses, other than unrecognized prior service costs which are reflected as an other asset, associated with the hourly employee pension fund, since the accumulated benefit obligation exceeds the fair value of plan assets.

The accumulated other comprehensive loss amount as of December 31, 2005 and 2004 has been adjusted in the amount of $5 million and $65 million, respectively, in order to reflect the after-tax amount in accordance with the provisions of SFAS No.130, “Reporting Comprehensive Income”.

Dividends

To the extent funds are legally, The Company’s shareholders’ agreement requires the payment of dividends equal to at least 50% of consolidated net income to be paid in the following quarter.

Declared dividends for financial reporting purposes were the following:

2005		2004		2003
(In thousands)		(In thousands)		(In thousands)
4th Quarter	$27,144	4th Quarter	$22,990	4th Quarter	$—
3rd Quarter	16,200	3rd Quarter	26,577	3rd Quarter	—
2nd Quarter	14,875	2nd Quarter	12,386	2nd Quarter	68,125
1st Quarter	3,248	1st Quarter	—	1st Quarter	—

Total	$61,467	Total	$61,953	Total	$68,125

The senior notes indentures and credit facility agreements do not contain dividend restrictions. The Company declared and paid legal dividends of $63 million, $66 million and $68 million during 2005, 2004 and 2003, respectively. However, these the legal dividends were adjusted for the dividends of the ESOP unallocated shares by $2 million and $4 million during 2005 and 2004, respectively, only for financial reporting purposes.

14.	Income Taxes

The Company and its subsidiaries file separate income tax returns, as consolidated returns are not allowed under the provisions of the 1994 Puerto Rico Internal Revenue Code, as amended (the “Code”).

Provision for income tax is determined by applying the maximum statutory tax rate of 39% to pretax income. During the year 2005, 2004 and 2003, the Company recorded an income tax provision of $51 million, $68 million and $8 million, respectively, as set forth below:

	2005	2004	2003
	(In thousands)
Current	$7,960	$17,267	$5,812
Deferred	42,828	50,495	2,371

Total	$50,788	$67,762	$8,183

A reconciliation of the provision to the amount computed by applying the statutory rate for the year ended December 31, 2005, 2004 and 2003 is as follows:

	Year ended December 31,
	2005	2004	2003
	(In thousands)
Provision computed at statutory rate	39.0%	39.0%	39.0%
Effect of income tax provision (benefit) as a result of:
Book income not subject to tax	(0.7)	(0.7)	(9.5)
Additional deduction for tax purposes	(0.4)	(0.5)	(1.5)
Change in valuation allowance	—	—	—
Other	0.3	0.1	0.6

	38.2%	37.9%	28.6%

The amount of deferred income tax asset as of December 31, 2005 and 2004 is as follows:

	2005	2004
	(In thousands)
Goodwill and intangibles	$47,657	$62,250
Employee benefit liabilities	227,712	251,357
Net loss carry-forward and other	(51,192)	(49,667)

Total	$224,177	$263,940

Management believes that realization of the deferred income tax asset is more likely than not, based on its evaluation of the Company’s anticipated taxable income over the period of years that the temporary differences are expected to become tax deductions.

A new Puerto Rico law was passed in August 2005, providing for an additional 2.5% tax to corporate taxpayers with taxable income of $20,000 or more for tax years 2005 and 2006. The effectiveness of the law was contingent upon the approval of Joint Resolution 445 which related to the 2005-2006 Governmental Budget. The Governor of Puerto Rico vetoed Joint Resolution 445; therefore, the deferred taxes as of December 31, 2005 do not reflect the additional tax of 2.5%. Should this law take effect, its estimated impact would be to increase the deferred tax asset by $3.2 million and to decrease the income tax provision by $2.8 million as of December 31, 2005.

15.	Related Party Transactions

During the years ended December 31, 2005, 2004 and 2003, the Company had the following significant transactions with affiliated companies:
•	At December 31, 2005, the Company maintained an outstanding $40 million working capital credit facility with Popular, Inc. No balance was outstanding under this facility as of December 31, 2005. This affiliate provides the Company with general banking services, such as lock-box and payroll. In addition, the Company has a contract with this affiliate by which they print and send the monthly billings to the Company’s wireless customers. The charges for all of these services amounted to approximately $9 million for year 2005 and $10 million for each of the years 2004 and 2003.

•	As a result of the Acquisition, the Company entered into a five-year Management and Technology License Agreement with Verizon which expired on March 1, 2004. Under this agreement, affiliates of Verizon provided advice and direction related to the administration and operations of the Company, as well as intellectual property or software. Since April 2004, Verizon provides management advice and services, general legal and regulatory advice, as well as a license to use certain technology, under an annual agreement with automatic renewal periods. Fees for these services amounted to $7 million, $10 million and $24 million for the years ended December 31, 2005, 2004 and 2003, respectively.

•	In January 2000, the Company entered into a joint venture agreement with VISI the largest yellow page publishing company in Puerto Rico. The Company generated earnings of $3 million during year ended December 31, 2005 and $2 million during years ended 2004 and 2003, respectively, for its approximate 24% share in VISI.

•	The Company also enters into transactions with affiliates for the purchase of materials and supplies used in the construction and expansion of its telecommunications network. Such transactions are subject to conditions similar to transactions with independent third parties. The Company also participates with affiliates of shareholders in sharing the cost of development of computer software programs by third party vendors. The shareholders receive no compensation for arranging the development of such systems. In addition, the Company reimburses shareholders and affiliates for the direct cost of a limited number of employees that work at the Company in management positions.
16.	Fair Value of Financial Instruments

The carrying amounts and fair values of the Company’s financial instruments at December 31 are as follows:

	December 31,		December 31,
	2005		2004
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In thousands)
Assets:
Cash and cash equivalents	$55,086	$55,086	$63,346	$63,346
Accounts receivable	227,629	227,629	270,914	270,914
Liabilities:
Other current liabilities	$172,961	$172,961	$216,187	$216,187
Short-term debt	452,042	454,172	93,168	93,168
Long-term debt, including interest rate swap	299,812	308,883	703,556	739,470
17.	Segment Reporting

The Company has two reportable segments: Wireline and Wireless.

The Wireline segment consists of:
•	Local services, including basic voice, telephone and telecommunications equipment rentals, value-added services, high-speed private line services, Internet access and public phone service;

•	Access services to long distance carriers, competitive local exchange carriers, and cellular and paging operators to originate and terminate calls on our network;

•	Long distance services including direct dial on-island and off-island, operator assisted calls and prepaid calling card;

•	Directory publishing rights services; and

•	Telecommunication equipment sales and billing and collection services to competing long distance operators in Puerto Rico.
The Wireless segment consists of:
•	Cellular service; and

•	Wireless equipment sales.
The accounting policies of the segments are the same as those followed by the Company (see Note 2). The Company accounts for intersegment revenues at market prices.

     Segment results for the Company are as follows:

	For the Year Ended December 31,
	2005	2004	2003
	(In thousands)
Wireline:
Revenues-
Local services	$615,240	$596,214	$612,114
Access services	233,896	271,127	296,506
Long distance services	65,175	65,704	113,761
Directory services and other	79,789	71,059	66,820

Total revenues	$994,100	$1,004,104	$1,089,201

Operating income	$164,843	$232,703	$102,984

Wireless:
Revenues-
Cellular services	$244,500	$199,074	$187,676
Equipment sales and other	44,392	26,658	14,415

Total revenues	$288,892	$225,732	$202,091

Operating income (loss)	$11,954	$(12,973)	$(12,121)

Consolidated:
Revenues for reportable segments	$1,282,992	$1,229,836	$1,291,292
Elimination of intersegment revenues	(30,468)	(15,912)	(9,873)

Consolidated revenues	$1,252,524	$1,213,924	$1,281,419

Operating income	$176,797	$219,730	$90,863

	As of
	December 31,
	2005	2004
Assets
Wireline assets	$2,331,252	$2,474,295
Wireless assets	422,557	357,291

Segment assets	$2,753,809	$2,831,586

Elimination of intersegment assets	(375,850)	(286,304)

Consolidated assets	$2,377,959	$2,545,282

18.	Supplemental Cash Flow Information

Cash paid for interest for the year ended December 31, 2005, 2004 and 2003 amounted to approximately $50 million, $47 million, and $49 million, respectively. During the years ended December 31, 2005 and 2004, the Company paid income taxes amounting to $6 million each. During the year ended December 31, 2003, the Company paid income taxes amounting to $33 million.

19.	Leases

The Company has capital and operating leases for certain facilities and equipment. Future minimum lease payments under non-cancelable capital and operating leases are as follows:

	Capital	Operating
	(In thousands)
Year ending December 31,

2006	$49	$15,897
2007	—	15,510
2008	—	14,906
2009	—	15,631
2010	—	15,555
Thereafter	—	10,899

Total minimum lease payments	49	88,398
Less amount representing interest	7	—

Present value of minimum lease payments	$42	$88,398

Lease costs for the year ended December 31, 2005 amounted to approximately $15 million. For the years ended December 31, 2004 and 2003 lease costs were $14 million each.

20.	Subsequent Event
     On February 28, 2006, the Company signed an agreement to sell its participation in both the equity interest in the Puerto Rico directory operation and the right to receive 35% of the revenues from the publication of directory advertising for $190 million, with an after tax gain of $146 million. The proceeds will be used to pay dividends and long-term debt. The transaction is scheduled to close before the close of business on March 31, 2006.
21.	Contingencies and Regulatory Matters
REGULATORY AND COMPETITIVE TRENDS
     Regulatory activity at the federal and local levels has been primarily directed at meeting challenges in maintaining support for local exchange rates and Universal Service while affecting the rate rebalancing and regulatory restructuring required by an increasingly competitive environment. Among the regulatory issues are: rate rebalancing, intercarrier compensation and insular relief.
     We continue to meet the wholesale requirements of new competitors and have signed agreements with various wireless and wireline carriers. These agreements permit them to purchase unbundled network elements, to resell retail services, and to interconnect their networks with ours.

INTRA-ISLAND LONG DISTANCE ACCESS RATE DISPUTE (K-2)
     In 1997, several long-distance carriers filed a complaint against the Company before the TRB alleging that the Company’s access tariff was not cost-based as required by law. On February 28, 2002, the TRB issued the February 2002 Order instructing the Company to reduce such access rates and requiring other obligations from the Company. The Company appealed the TRB’s February 2002 Order but subsequently settled with the complainants and the TRB. As part of its settlement with the TRB, the Company agreed to reduce the access charge, eliminate touch tone charges and provide its single line residential customers certain credits on their phone bills. In return, the Company was allowed to reduce its local calling zones from 68 to 10 and phase in an “Extended Area Service” surcharge on all of its local customers. As of the date of this report, the Company has complied with all of its obligations under the settlement agreement and has completely phased in the surcharge except in a reduced area of its territory. In December 2005, the last credits of the surcharge were granted and all customers are now paying the $2.25 surcharge on their monthly bills. PRTC has complied with all the terms and conditions of the K-2 Settlement.
SINGLE ZONE
     On April 6, 2005, PRTC filed with the TRB a new tariff structure for basic telephone service which would have eliminated all intra-LATA long distance charges by reducing its existing local calling areas from 10 to 1 (the “Single Zone Plan”).
     On May 17, 2005 and May 20, 2005, TLD and WorldNet, respectively, filed separate complaints challenging the legality of the Single Zone Plan, alleging in their complaint that PRTC’s new tariff structure under the Single Zone Plan is not based on cost and that the tariff would eliminate the intra-island long distance market.
     As a result of repeated delays in the administrative proceeding, on February 3, 2006, the Company withdrew the tariff structure proposed under the Single Zone Plan and filed a motion to dismiss in the related complaint, which motion has been granted by the TRB. PRTC plans to file a new tariff structure in the second quarter of year 2006 that will rebalance residential and business within the context of the current 10 zone calling areas.
PUBLIC TELEPHONE SERVICE PROVIDER — ANTI COMPETITIVE ACTIONS
     On August 16, 2002, PSA, the parent company of Phoenix of Puerto Rico, filed a lawsuit against PRTC in the United States Bankruptcy Court for the District of Delaware, claiming anti competitive acts. The claims have since been transferred to the United States District Court of Delaware. The disputes between the two parties include an administrative claim by PRTC against PSA, and a claim of over $9 million by PSA against PRTC. The United States District Court of Delaware granted a PRTC motion to change venue to Puerto Rico and the motion to dismiss is currently pending before the United States District Court of Puerto Rico. On September 24, 2004, the Court issued an Opinion and Order granting PRTC’s motion to dismiss. PSA appealed the Order and oral arguments were presented on September 8, 2005 before the Circuit Court. On October 17, 2005, the parties executed a settlement agreement resolving the dispute. On November 16, 2005, the Circuit Court dismissed the appeal.
TOUCHTONE CHARGES
     On November 17, 2003, six residential subscribers and eight business service subscribers filed a class action suit with the Court of First Instance of Puerto Rico (the “Court”) under the Puerto Rico Telecommunications Act of 1996 (the “Act”) and the Puerto Rico Class Action Act of 1971. The plaintiffs have claimed that the Company’s charges for touchtone service are not based on cost, and therefore violate the Act. The plaintiffs have requested that the Court (i) issue an order certifying the case as a class action, (ii) designate the plaintiffs as representative of the class, (iii) find that the charges are illegal, and (iv) order the Company to reimburse every subscriber for excess payments made since September 1996.
     On November 1, 2004 PRTC filed a Motion for Summary Judgment requesting the dismissal of plaintiff’s claim due to plaintiff’s failure to follow the procedure to object charges, established by Law 33. Law 33 establishes that a telecommunication services user has a twenty days period from the receipt of the telecommunications service company invoice to object charges in the same. PRTC argues that since admittedly plaintiffs failed to comply with said procedure their claims are time barred. Said motion is still under the consideration of the Court.
     On May 10, 2005 the Court issued an Order certifying the case as a class action. PRTC sought reconsideration of that decision and an argumentative hearing was held on June 20, 2005 to discuss the merits of PRTC’s position. On June 22, 2005 the Court issued an Order confirming its previous decision. In consequence, a certiorari writ was filed on June 22, 2005. On September 19, 2005 the P.R. Appeals Court denied the same. PRTC sought reconsideration of that decision on October 4. 2005. Said reconsideration request was denied on October 11, 2005, therefore PRTC filed a Certiorari Writ with the P.R. Supreme Court on November 10, 2005. The same was denied on January 18, 2006.
     On January 11, 2006, the PRTC filed a Motion to Dismiss alleging lack of subject matter jurisdiction based on the enactment of Law No. 138 of November 4, 2005. This new law grants the TRB exclusive primary jurisdiction to entertain class actions related to telecommunication services. The hearing scheduled for January 24, 2006 was rescheduled for May 16, 2006 in response to plaintiff’s request for time to oppose PRTC’s Motion to Dismiss. The court granted the plaintiffs until March 24, 2006 to submit their opposition. In addition it granted PRTC until April 24, 2006 to submit its reply. On March 24, 2006 plaintiffs filed a request for sixty additional days to submit their opposition. On March 29, 2006 PRTC opposed this request and asked the Court to rule on the jurisdictional matter brought forth by PRTC. In consequence, the Motion to Dismiss is pending.

CTI ASSET TRANSFER
     Prior to the Acquisition, PRTC transferred its net wireless assets on September 1, 1998 to CTI (which subsequently became Verizon Wireless, a division of PRTC, on May 1, 2002). Our predecessors later filed a waiver request in 1998 with the FCC to record this transfer at book value instead of fair value. Since our predecessors had not included the costs of wireless operations in the regulated rate setting process, we argued that ratepayers did not bear the cost of our predecessors’ wireless investment. The FCC denied the Company’s waiver petition in April 2001, but recognized that the cellular and paging assets had been removed from the interstate rate base even though it had questions concerning certain costs and expenses.
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
     The FCC delayed conversion to price cap regulation until June 30, 2002, and the Company requested an extension until June 30, 2003. Under an order issued by the FCC on April 18, 2002, the Company was no longer required to file a waiver request until the FCC had completed its review of the “all-or-nothing” rule. In addition, upon the issuance of an Order and Second Further Notice of Proposed Rulemaking (the “Order”) by the FCC on February 28, 2004, the FCC deferred further action on the all-or-nothing rule until it had reviewed the record compiled in response to the notice included in the Order. Additionally, in the Order the FCC stated that all outstanding interim waivers of the all-or-nothing rule that depend on the FCC’s decision shall continue to be effective until the FCC issues a final order on this matter. As a result, the Company currently continues to set its interstate access rates based on rate-of-return principles.
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

INSULAR RELIEF
     On December 9, 2005, the FCC issued a Notice of Proposed Rulemaking in which it tentatively concluded to establish a non-rural insular universal service mechanism. The FCC’s proposed mechanism is based on a proposal made by the Company on May 6, 2005. PRTC filed comments in support of the Commission’s tentative conclusion on March 27, 2006. If the FCC’s tentative conclusion were adopted, the Company would be eligible to receive approximately $33 million in annual support based on current investment levels. The Company would be eligible for additional support for its wireless service based on the same per-line support received by the Company. There is no timetable for FCC action on its tentative conclusion, nor any assurances that the FCC will adopt the mechanism as proposed. While the Company currently does not receive high-cost loop support from the FCC, PRTC does receive significant universal service money under other FCC universal service programs.
MUNICIPAL RIGHT OF WAY FEES
     A number of cities in Puerto Rico have sought to impose fees upon the Company for using municipal rights of way. The exact manner in which these fees are calculated varies, but they generally seek to collect five percent of the Company’s gross revenue generated in the municipality. The Company has challenged each of these fees in federal court and in the Puerto Rico courts. In the Guayanilla case, on January 28, 2005, the federal district court granted the Company’s motion for summary judgment and held that the fee proposed by the municipality violated federal law, because the municipality could not show that the fee was related to rights of way use. The municipality appealed the district court’s ruling, and oral argument was heard on this appeal in the First Circuit Court of Appeals on November 8, 2005. It is unknown when this decision will be reached or what the outcome will be. All local court cases have been stayed pending the outcome of the Guayanilla appeal. Cases challenging other similar ordinances have been filed. The Commonwealth Legislature has empowered the TRB to adopt regulations governing fees for use of municipal rights of way consistent with local and federal law, but the TRB has not yet taken any action. Other municipalities may adopt similar ordinances. To the extent such fees are upheld, PRTC will either pass the costs along to customers, impacting its competitiveness, or absorb them, impacting its profitability. The following is a list of all right of way open cases:

Right of Way Litigations	Status

US District Court:

1. PRTC v. Municipality of Caguas	PRTC’s challenge of Caguas ordinance is stayed pending resolution of the Guayanilla case.

2. PRTC v. Municipality of Guayanilla	Federal District Court found the ordinance violative of Section 253. Guayanilla’s appeal is pending before the First Circuit Court of Appeals.

3. PRTC v. Municipality of Ponce	Declaratory judgment action filed in federal and local court on November 22 and November 28, 2005, respectively. Ponce was served with summons.

4. PRTC v. Municipality San Juan	The case was dismissed when San Juan withdrew its ordinance.

5. PRTC v. Municipality of Vega Baja	Declaratory judgment action filed in federal and local court on February 22, 2006. Vega Baja was served with summons.

6. PRTC v. Municipality of Cataño	Declaratory judgment action filed in federal and local court on February 28, 2006. Cataño served with summons.

7. PRTC v. Municipality of Utuado	Declaratory judgment action filed in federal and local court on March 24, 2006. Pending summons.
Local Courts:

1. PRTC v. Municipality of Caguas	Filed a motion to stay. Waiting for First Circuit Court decision on Guayanilla’s case.

2. PRTC v. Municipality of Ponce	Filed a motion to stay. Waiting for First Circuit Court decision on Guayanilla’s case.

3. PRTC v. Municipality San Juan	Filed a motion to stay. Waiting for First Circuit Court decision on Guayanilla’s case.

4. PRTC v. Municipality of Vega Baja	Filed a motion to stay. Waiting for First Circuit Court decision on Guayanilla’s case.

5. PRTC v. Municipality of Cataño	Filed a motion to stay. Waiting for First Circuit Court decision on Guayanilla’s case.

6. PRTC v. Municipality of Utuado	Filed a motion to stay. Waiting for First Circuit Court decision on Guayanilla’s case.

INTERCONNECTION DISPUTE
     On or about October 2004, the TRB arbitrated an interconnection contract between WorldNet Telecommunications Inc. (“WorldNet”) and the Company. Among the more significant decisions reached by the TRB, it adopted the arbitrator’s decision to approve a provision that established performance parameters under the contract but rejected the imposition of liquidated damages for failure to meet the performance parameters. Both WorldNet and the Company cross-appealed certain aspects of the TRB’s rulings to the U.S. District Court for the District Court of Puerto Rico pursuant to the federal Communications Act and moved for summary judgment The District Court affirmed in part and reversed in part the disputed TRB rulings in early February 2006. Both the Company and the TRB filed notices of appeal to the U.S. Court of Appeals for the First Circuit, which remain pending. The timing and outcome of this appeal are unknown. WorldNet has also requested further proceedings before the TRB with respect to the ruling of the District Court. That request is pending.

22. Quarterly Financial Data
The following table reflects the unaudited quarterly results of the Company for the years ended December 31, 2005, 2004 and 2003.

(In thousands)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2005
Revenues	$312,343	$295,637	$322,391	$322,153
Operating costs and expenses	265,720	265,688	273,511	270,808

Operating income	$46,623	$29,949	$48,880	$51,345

Net income	$21,988	$10,967	$22,216	$24,217

2004
Revenues	$316,824	$311,738	$300,941	$284,421
Operating costs and expenses	266,466	213,400	251,479	262,849

Operating income	$50,358	$98,338	$49,462	$21,572

Net income	$24,772	$53,155	$23,960	$6,502

2003
Revenues (1)	$325,442	$326,667	$308,836	$320,474
Operating costs and expenses (1)	263,257	300,479	339,456	287,364

Operating income (1)	$62,185	$26,188	$(30,620)	$33,110

Income before cumulative effect of accounting change (1)	$32,410	$8,268	$(29,707)	$7,356

Cumulative effect of accounting change, net of tax (1)	$58,529	$—	$—	$—

Net income (1)	$90,939	$8,268	$(29,707)	$7,356

(1)	During the second quarter of 2003, the Company changed its method of accounting for directory-publishing revenues and related expenses from the point of publication method to the amortization method, effective January 1, 2003 (see Note 3). The quarterly information for the first quarter of 2003, which had been previously reported, has been restated.

Telecomunicaciones de Puerto Rico, Inc.
Schedule I — Condensed Consolidating Information for the Years Ended December 31, 2005, 2004 and 2003
The following summarizes the condensed consolidating financial information as of December 31, 2005, 2004 and 2003, and for the years then ended, presents the financial position, results of operations and cash flows of (i) the Company as if it accounted for its subsidiaries on the equity method, (ii) the Guarantor Subsidiary (as defined below); and (iii) the Non-Guarantor Subsidiaries (as defined below) on a combined basis. The consolidation entries eliminate investments in subsidiaries and intercompany balances and transactions.
The Notes are guaranteed by PRTC (“the Guarantor Subsidiary”), a wholly owned subsidiary of the Company, but not guaranteed by the Company’s other subsidiaries, Coqui.net, PRTLD, and Datacom (the “Non-Guarantor Subsidiaries”). The guarantee by the guarantor subsidiary is full and unconditional.

Condensed Consolidating Balance Sheets
December 31, 2005
(In thousands)

		Guarantor	Non-Guarantor		Total
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$135	$31,130	$23,821	$—	$55,086
Intercompany accounts receivable	504,484	46,610	54,995	(606,089)	—
Accounts receivable, net	—	227,804	(175)	—	227,629
Deferred income tax	718	17,573	33	—	18,324
Inventory and supplies, net	—	47,430	1	—	47,431
Prepaid expenses	—	19,814	757	—	20,571

Total current assets	505,337	390,361	79,432	(606,089)	369,041

PROPERTY, PLANT AND EQUIPMENT, net	—	1,342,915	8,595	—	1,351,510
GOODWILL AND OTHER INTANGIBLES, net	—	311,819	24,465	—	336,284
DEFERRED INCOME TAX	—	207,038	(33)	(1,152)	205,853
INVESTMENT IN SUBSIDIARIES	720,227	—	—	(720,227)	—
OTHER ASSETS	300,978	115,542	—	(301,249)	115,271

TOTAL ASSETS	$1,526,542	$2,367,675	$112,459	$(1,628,717)	$2,377,959

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$452,000	$452,042	$—	$(452,000)	$452,042
Intercompany accounts payable	32,136	86,430	41,370	(159,936)	—
Other current liabilities	5,745	161,143	5,793	280	172,961

Total current liabilities	489,881	699,615	47,163	(611,656)	625,003

LONG-TERM DEBT, excluding current portion	299,812	299,917	—	(299,917)	299,812
OTHER NON-CURRENT LIABILITIES	—	695,273	1,383	3,084	699,740

Total liabilities	789,693	1,694,805	48,546	(908,489)	1,624,555

MINORITY INTEREST	—	—	—	16,555	16,555

SHAREHOLDERS’ EQUITY:
Common stock, Additional paid in capital and Treasury stock	705,516	645,298	41,143	(686,441)	705,516
Deferred ESOP compensation	(26,042)	—	—	—	(26,042)
Retained earnings	228,877	199,074	22,770	(221,844)	228,877
Accumulated other comprehensive loss	(171,502)	(171,502)	—	171,502	(171,502)

Total shareholders’ equity	736,849	672,870	63,913	(736,783)	736,849

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,526,542	$2,367,675	$112,459	$(1,628,717)	$2,377,959

Condensed Consolidating Balance Sheets
December 31, 2004
(In thousands)

		Guarantor	Non-Guarantor		Total
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$(149)	$44,658	$18,837	$—	$63,346
Intercompany accounts receivable	342,749	86,340	47,423	(476,512)	—
Accounts receivable, net	—	270,807	107	—	270,914
Deferred income tax	718	27,303	33	—	28,054
Inventory and supplies, net	—	28,157	1	—	28,158
Prepaid expenses	—	25,228	1,388	—	26,616

Total current assets	343,318	482,493	67,789	(476,512)	417,088
PROPERTY, PLANT AND EQUIPMENT, net	—	1,449,809	9,650	—	1,459,459
GOODWILL AND OTHER INTANGIBLES, net	—	299,164	24,583	—	323,747
DEFERRED INCOME TAX	—	236,755	—	(869)	235,886
INVESTMENT IN SUBSIDIARIES	550,178	—	—	(550,178)	—
OTHER ASSETS	706,035	108,986	—	(705,919)	109,102

TOTAL ASSETS	$1,599,531	$2,577,207	$102,022	$(1,733,478)	$2,545,282

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$93,000	$93,168	$—	$(93,000)	$93,168
Intercompany accounts payable	73,335	280,296	36,298	(389,929)	—
Other current liabilities	6,195	202,879	7,218	(105)	216,187

Total current liabilities	172,530	576,343	43,516	(483,034)	309,355
LONG-TERM DEBT, excluding current portion	703,536	699,895	—	(699,875)	703,556
OTHER NON-CURRENT LIABILITIES	—	793,177	1,103	(384)	793,896

Total liabilities	876,066	2,069,415	44,619	(1,183,293)	1,806,807

MINORITY INTEREST	—	—	—	15,010	15,010

SHAREHOLDERS’ EQUITY:
Common stock, Additional paid in capital and Treasury stock	704,386	485,590	41,143	(526,733)	704,386
Deferred ESOP compensation	(25,172)	—	—	—	(25,172)
Retained earnings	210,956	188,905	16,260	(205,165)	210,956
Accumulated other comprehensive loss, net of taxes	(166,705)	(166,703)	—	166,703	(166,705)

Total shareholders’ equity	723,465	507,792	57,403	(565,195)	723,465

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,599,531	$2,577,207	$102,022	$(1,733,478)	$2,545,282

Condensed Consolidating Statements of Income
For the year ended December 31, 2005
(In thousands)

		Guarantor	Non-Guarantor		Total
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
REVENUES:
Local services	$—	$573,214	$32,599	$(9,990)	$595,823
Access services	—	240,581	—	(5,498)	235,083
Long distance services	—	34,301	37,187	(2,312)	69,176
Cellular services	—	242,675	—	(1,427)	241,248
Directory and other services and sales	—	120,589	1,603	(10,998)	111,194

Total revenues	—	1,211,360	71,389	(30,225)	1,252,524

OPERATING COSTS AND EXPENSES:
Total operating costs and expenses	—	1,050,204	55,748	(30,225)	1,075,727

OPERATING INCOME (LOSS)	—	161,156	15,641	—	176,797

OTHER INCOME (EXPENSE), NET	79,388	(45,066)	1,377	(82,320)	(46,621)

INCOME BEFORE INCOME TAX EXPENSE	79,388	116,090	17,018	(82,320)	130,176

INCOME TAX EXPENSE (BENEFIT)	—	44,445	6,343	—	50,788

NET INCOME	$79,388	$71,645	$10,675	$(82,320)	$79,388

Condensed Consolidating Statements of Income
For the year ended December 31, 2004
(In thousands)

		Guarantor	Non-Guarantor		Total
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
REVENUES:
Local services	$—	$564,480	$33,143	$(11,025)	$586,598
Access services	—	275,753	—	(6,779)	268,974
Long distance services	—	31,976	37,246	(332)	68,890
Cellular services	—	196,426	—	—	196,426
Directory and other services and sales	—	108,175	1,125	(16,264)	93,036

Total revenues	—	1,176,810	71,514	(34,400)	1,213,924

OPERATING COSTS AND EXPENSES:
Total operating costs and expenses	(57)	970,746	57,905	(34,400)	994,194

OPERATING INCOME	57	206,064	13,609	—	219,730

OTHER INCOME (EXPENSE), NET	108,043	(41,197)	437	(110,862)	(43,579)

INCOME BEFORE INCOME TAX EXPENSE	108,100	164,867	14,046	(110,862)	176,151

INCOME TAX EXPENSE (BENEFIT)	(289)	62,835	5,216	—	67,762

NET INCOME	$108,389	$102,032	$8,830	$(110,862)	$108,389

Condensed Consolidating Statements of Income
For the year ended December 31, 2003
(In thousands)

		Guarantor	Non-Guarantor		Total
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
REVENUES:
Local services	$—	$586,427	$29,769	$(10,937)	$605,259
Access services	—	301,681	—	(5,880)	295,801
Long distance services	—	74,232	37,292	(108)	111,416
Cellular services	—	187,084	—	—	187,084
Directory services and other	—	89,060	—	(7,201)	81,859

Total revenues	—	1,238,484	67,061	(24,126)	1,281,419

OPERATING COSTS AND EXPENSES:
Total operating costs and expenses	—	1,161,290	53,392	(24,126)	1,190,556

OPERATING INCOME	—	77,194	13,669	—	90,863

OTHER INCOME (EXPENSE), NET	76,856	(63,061)	237	(78,385)	(64,353)

INCOME BEFORE INCOME TAX EXPENSE	76,856	14,133	13,906	(78,385)	26,510

INCOME TAX EXPENSE	—	2,692	5,491	—	8,183

INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	76,856	11,441	8,415	(78,385)	18,327

CUMULATIVE EFFECT OF ACCOUNTING CHANGE	—	58,529	—	—	58,529

NET INCOME	$76,856	$69,970	$8,415	$(78,385)	$76,856

Condensed Consolidating Statements of Cash Flows
For the year ended December 31, 2005
(In thousands)

		Guarantor	Non-Guarantor	Total
	Parent	Subsidiary	Subsidiaries	Consolidated
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:	$(2,623)	$236,260	$5,741	$239,378

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, including removal costs	—	(145,043)	(757)	(145,800)
Proceeds from sale of building	—	2,778	—	2,778

Net cash used in investing activities	—	(142,265)	(757)	(143,022)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan to ESOP	(2,000)	—	—	(2,000)
Net repayments of short-term debt, including capital leases	(41,000)	(149)	—	(41,149)
Dividends paid	(61,467)	—	—	(61,467)
Borrowings/(repayment) intercompany loans	107,374	(107,374)	—	—

Net cash used in financing activities	2,907	(107,523)	—	(104,616)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	284	(13,528)	4,984	(8,260)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	(149)	44,658	18,837	63,346

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$135	$31,130	$23,821	$55,086

Condensed Consolidating Statements of Cash Flows
For the year ended December 31, 2004
(In thousands)

		Guarantor	Non-Guarantor	Total
	Parent	Subsidiary	Subsidiaries	Consolidated
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:	$(2,789)	$282,571	$9,487	$289,269

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, including removal costs	—	(171,690)	52	(171,638)
Proceeds from sale of building	—	5,436	—	5,436

Net cash provided by (used in) investing activities	—	(166,254)	52	(166,202)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contribution	40,000	—	—	40,000
Net repayments of short-term debt, including capital leases	(59,463)	(37)	—	(59,500)
Dividends paid	(61,953)	—	—	(61,953)
Borrowings/(repayment) intercompany loans	84,057	(84,057)	—	—

Net cash provided by (used in) financing activities	2,641	(84,094)	—	(81,453)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(148)	32,223	9,539	41,614

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	(1)	12,434	9,299	21,732

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$(149)	$44,657	$18,838	$63,346

Condensed Consolidating Statements of Cash Flows
For the year ended December 31, 2003
(In thousands)

		Guarantor	Non-Guarantor	Total
	Parent	Subsidiaries	Subsidiaries	Consolidated
CASH PROVIDED BY OPERATING ACTIVITIES:	$(3,038)	$356,740	$3,115	$356,817

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, including removal costs	—	(175,800)	(478)	(176,278)
Proceeds from sale of building	—	6,000	—	6,000

Net cash used in investing activities	—	(169,800)	(478)	(170,278)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contribution	40,000	—	—	40,000
Net repayments of short-term debt, including capital leases	(170,162)	(187)	—	(170,349)
Dividends paid	(68,125)	—	—	(68,125)
Borrowings/(repayment) intercompany loans	201,324	(201,324)	—	—

Net cash provided by (used in) financing activities	3,037	(201,511)	—	(198,474)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1)	(14,571)	2,637	(11,935)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1	27,009	6,657	33,667

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$12,438	$9,294	$21,732

Telecomunicaciones de Puerto Rico, Inc.
Schedule II — Valuation and Qualifying Accounts for Years Ended December 31, 2005, 2004 and 2003

		Additions
	Balance at		Charged	Deductions
	Beginning	Charged to	(Credited) to	From	Balance at
Description	of Year	Income	Other Accounts (b)	Reserves (a)	Close of Year
	(Dollars in Million)
December 31, 2005

Allowance for uncollectible accounts	$106	$47	$—	$(76)	$77

December 31, 2004

Allowance for uncollectible accounts	$131	$30	$—	$(55)	$106

December 31, 2003

Allowance for uncollectible accounts	$133	$65	$—	$(67)	$131

		Additions
	Balance at		Charged	Deductions
	Beginning	Charged to	(Credited) to	From	Balance at
Description	of Year	Income	Other Accounts (b)	Reserves (a)	Close of Year
	(Dollars in Million)
December 31, 2005

Allowance for Inventory Obsolescence	$6	$1	$—	$(1)	$6

December 31, 2004

Allowance for Inventory Obsolescence	$6	$1	$—	$(1)	$6

December 31, 2003

Allowance for Inventory Obsolescence	$4	$4	$—	$(2)	$6

NOTES:

(a)	Reserved write-offs.

(b)	Other adjustments and recoveries of amounts written off in prior years.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES
     The Company maintains disclosure controls and procedures as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act”) that are designed to ensure that information required to be disclosed in the Company’s reports that are filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. In designing and evaluating the Company’s disclosure controls and procedures, the Company’s Chief Executive Officer and Chief Financial Officer recognized that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures, as of the end of the period covered by this report (the “Evaluation Date”). They have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.
     There has been no change in the Company’s internal control over financial reporting during the Company’s fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Not applicable.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
BOARD OF DIRECTORS
     As of March 31, 2006, the directors of the Company, all of whom serve until their successors are appointed, are as follows:

NAME	AGE	PRINCIPAL OCCUPATION	NOMINATED BY	DIRECTOR SINCE
Daniel C. Petri	57	Group President-International, Verizon	GTE Holdings (Puerto Rico)	2002

Edward J. McQuaid	50	Vice President and Chief Financial Officer, Verizon International	GTE Holdings (Puerto Rico)	2005

Jeanne M. Dennison	49	Group Vice President International Human Resources and Public Affairs	GTE Holdings (Puerto Rico)	2003

Cristina M. Lambert	57	President and Chief Executive Officer, Telecomunicaciones de Puerto Rico, Inc.	GTE Holdings (Puerto Rico)	2003

John J. Lack	49	Senior VP Verizon International	GTE Holdings (Puerto Rico)	2003

Richard L. Carrión	53	Chairman, President and Chief Executive Officer, Popular, Inc.	Popular, Inc.	1999

Alfredo Salazar	63	Acting President, Government Development Bank for Puerto Rico	PRTA Holdings Corporation	2005

José F. Rodríguez Perelló	56	Insurance Broker	PRTA Holdings Corporation	2005

Rafael Martínez Margarida	57	Business Consultant	PRTA Holdings Corporation	2005
     Daniel C. Petri is the Group President-International responsible for Verizon’s wireless and wireline operations in the Americas and Europe. He is also responsible for management of Verizon Airfone. Prior to this appointment he served as President-International Europe & Asia. During his communications career of more than 30 years, Mr. Petri has held a number of key positions in domestic as well as international operations. He served as managing director-Worldwide Operations for NYNEX from 1994 to 1995. From 1988 to 1994, Mr. Petri served as vice president and general manager for Central New York and then for Midtown Manhattan, overseeing customer care operations in each region. He holds a bachelor’s degree in mechanical engineering from Rutgers University and a master’s degree in management science from Long Island University. He has also completed management programs in General Management, Finance and Marketing at the Columbia University’s Graduate School of Business.
     Edward J. McQuaid is Vice President and Chief Financial Officer for Verizon International since February 2005. He is responsible for Verizon International’s finance, strategy and business development opportunities. He was Vice President of Finance in Verizon’s Domestic Telecom Finance organization. During 2004 he was responsible for all financial matters for Verizon’s Network Services Group including financial planning, analysis, resource allocation and management and financial reporting. He had similar responsibilities for the Enterprise Solutions Group in 2003 and for the National Operations organization in 2002. Also, he was Vice President of Corporate Financial Planning & Analysis at Verizon Communications. Ed received a Bachelor’s Degree in 1977 and Master’s Degree in 1981 both from Babson College. He received his CMA in 1983.
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
     Mr. Alfredo Salazar was appointed member of the Government Development Bank for Puerto Rico (“GDB”)’s Board of Directors by Governor Anibal Acevedo-Vilá on February 4, 2005 and elected Chairman of the Board in March 2005. Since August 20, 2005 he also occupies the position of Acting President of the Bank, an institution he presided from 1975 to 1976. Mr. Salazar has devoted most of his professional life to commercial banking. He began working with Banco Popular de Puerto Rico and then moved on to Chase Manhattan Bank (today JP Morgan Chase), where he occupied several positions including Head of Operations in Puerto Rico, Argentina and Brazil. In 1989 he was appointed President of Banco de Ponce, just before it merged into Banco Popular. From 1993 to 1998, Mr. Salazar was based in New York as head of operations for PaineWebber (today USB Financial Services) in Latin America. He then returned to Puerto Rico as President of Palmas del Mar Properties, Inc., the development company of the renowned residential and tourist complex in Humacao. Mr. Salazar has a degree in economy from the University of Villanova. He also did post-graduate coursework in finance at New York University and the Harvard Business School.
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
     Since March 17, 1999, the Board of Directors has had a standing Audit Committee. Currently, the Audit Committee is comprised of John J. Lack, Edward McQuaid, and Alfredo Salazar. The Audit Committee oversees the financial reporting process for which management is responsible, approves the engagement of the independent auditors for audit and non-audit services, monitors the independence of the independent auditors and reviews and approves all audit and non-audit services and fees, consults with the independent auditors in regard to our audits and proposed audits, reviews the need for internal auditing procedures and the adequacy of internal controls and performs other fiduciary oversight responsibilities including but not limited to significant business transactions. The Board of Directors has determined that no current member of the Audit Committee qualifies as an “audit committee financial expert,” as that term is defined under the rules and regulations of the SEC, although the Board of Directors has determined that each member of the Audit Committee possesses the requisite knowledge and experience in financial affairs to effectively perform his or her duties. The Company has no present plans to conduct a search for an audit committee financial expert because the Board of Directors has determined that the absence of an audit committee financial expert will not impair the ability of the Audit Committee to provide effective oversight of the Company’s financial reporting and to perform the other duties for which it is responsible.

EXECUTIVE OFFICERS
     The executive officers of the Company as of March 31, 2006, are as follows:

NAME	AGE	TITLE
Cristina M. Lambert	57	President and Chief Executive Officer
Aldo Figueroa	50	Vice President Operations and Chief Operations Officer
Héctor Houssay	53	Vice President Finance and Chief Financial Officer
Adail Ortiz	48	Vice President Revenue Assurance and Billing
Thomas Pérez-Ducy	39	Vice President Marketing and Chief Marketing Officer
Mari Evelyn Rodríguez	35	Vice President Sales
Roberto García Rodriguez	42	Vice President Legal and Regulatory Affairs
Benito Fernández	59	Vice President Human Resources
Ileana Molina	50	Vice President Corporate Communications
Roberto A. Correa	48	Vice President and General Manager Coqui.net
Jorge Samalot	46	Vice President Information Technology Solutions
Manny Hernández	50	Vice President Network Services, Engineering and Technical Planning
Hector Rosario	53	Vice President Network Operations
Rafael Otaño	41	Controller
María E. De La Cruz	37	Treasurer
     Cristina M. Lambert was appointed our President and Chief Executive Officer in September 2003. Prior to assuming her current role, Ms. Lambert served as Vice President and General Manager of Wireline Services for PRTC since June 3, 1999. In this capacity, she was responsible for managing the sales/marketing and network operations functions, leading a team of 2,400 employees and serving more than 1.2 million customers. Before joining the leadership team in Puerto Rico, she was the assistant vice-president — Customer Care for GTE. Her telecommunications career began in 1974 with Contel. Ms. Lambert earned a bachelor’s degree in Business Management from Indiana University and an MBA from Indiana Wesleyan University.
     Aldo Figueroa was appointed as Vice President Operations and Chief Operations Officer in November 2005. Mr. Figueroa obtained a master’s degree in Economics and a bachelor’s degree in Industrial Engineering from Texas Tech University. Prior to the appointment, Mr. Figueroa served as Country Manager of DHL Peru since 2003. Prior thereto, he served as Vice President of the Integrated Service Division of Bellsouth Peru from 1999 to 2002. From 1998 to 1999, he served as Chief Executive Officer of FirstCom Peru which merged with AT&T in 1999.
     Héctor Houssay was appointed Vice President Finance and Chief Financial Officer in August 2005. Prior to assuming his position, Mr. Houssay was Vice President of Finance and Chief Financial Officer of Verizon Dominicana since May 2001 and was Director of Corporate Finance and Treasurer of CTI Holdings from October 1998 through May 2001. He graduated from the University of Buenos Aires in Argentina with a bachelor’s degree in Business Administration and holds a master’s degree in Business Administration from Babson College in Massachusetts.
     Adail Ortiz was appointed as Vice President Revenue Assurance and Billing in August 2005. Prior to assuming his current role, Mr. Ortiz was Vice President of Finance and Chief Financial Officer of the Company since September 2003. Since joining PRTC over 23 years ago, Mr. Ortiz has held a variety of positions of increasing responsibility in the Finance organization. His roles have included Comptroller, Corporate Accounting Manager, Billing and Collections Director, Senior Director of Revenue Accounting and Assistant Comptroller. Prior to joining PRTC, Mr. Ortiz worked for Price Waterhouse & Co. and was a Professor of Accounting at the Interamerican University. He is a Certified Public Accountant, and holds a bachelor’s degree in Accounting from the University of Puerto Rico.
     Thomas Pérez-Ducy was appointed Vice President Marketing and Chief Marketing Officer in January 2005. He joined PRTC in 2004 as Vice President of Sales & Marketing of the Company. Prior to joining PRTC, Thomas Pérez-Ducy was the Executive Vice President-Mobile Services at Cable & Wireless. Previously, Mr. Pérez-Ducy spent ten years with Verizon Dominicana, formerly Codetel, in a variety of roles including Vice President-Mobile Communications and Customer Service, Senior Director-International Services, Director-Strategic Projects and Product Development, Director-Corporate Communications and Government Affairs. He holds a bachelor’s degree in Economics from Pontificia Universidad Católica Madre y Maestra, as well as a Master of Science degree in International Finance and Accounting from the London School of Economics.
     Mari Evelyn Rodríguez was appointed Vice President of Sales in December 2005. Prior to assuming her position, Mrs. Rodríguez was Strategic Planning and Marketing Director since January 2005. Mrs. Rodríguez held a variety of positions in the Company. Her roles have included Marketing Director of Verizon Wireless since June 2003 and General Manager of Coqui.net since February 2001. She holds a bachelor’s degree in Politics Sciences from Harvard University, as well as a master’s degree in Business

Administration from the University of Michigan at Ann Arbor.
     Roberto García Rodríguez was appointed Vice President Legal Affairs on September 7, 2004. Prior to joining the Company, Mr. García served as legal counsel for Mountain Union Telecom of Puerto Rico, Inc. Previously, Mr. García was an associate at the law firm Pietrantoni, Méndez & Alvarez. Mr. García holds a bachelor’s degree from Harvard University, a MBA from Stanford University and a J.D. also from Stanford University in California.
     Benito Fernández was appointed Vice President Human Resources in June 2001. Prior to joining the Company, Mr. Fernández held the position of Vice President of Human Resources for Montefiore Medical Center. Prior to that, he was Vice President of the Columbia Presbyterian Medical Center and Labor Counsel for Westvaco Corporation and also served as an associate in the law firm Arthur, Dry & Kalish. Mr. Fernández holds a bachelors degree from the College of the City of New York, a juris doctorate from Brooklyn Law School and an L.L.M. from New York University School of Law.
     Ileana Molina joined PRTC in August 1999 as Vice President Corporate Communications. She came to PRTC following a career in marketing with Procter & Gamble (Puerto Rico), Johnson & Johnson (Dominican Republic), R.J. Reynolds (Mexico, Puerto Rico, and Dominican Republic) and Pepsico Foods (Puerto Rico). Prior to joining PRTC, she was Senior Vice President – Marketing at Suiza Foods Caribbean. Ms. Molina is a graduate of the Boston College School of Management.
     Roberto A. Correa was appointed Vice President and General Manager Coqui.net in December 2004. He previously held the positions of Vice President of Regulatory Affairs and Vice President Engineering and Technical Planning since February 2000. During his 24 years in the company, Mr. Correa has occupied various managerial positions such as Director of Network Planning and Network Engineering, Director of Sales for Mobile Services and others. He holds a bachelor’s degree in Electrical Engineering from the University of Puerto Rico and a master’s degree in Electrical Engineering from Georgia Institute of Technology in Atlanta, Georgia.
     Jorge Samalot was appointed Vice President Information Technology on October 2003. He has been working with the Company for over 26 years. Mr. Samalot has held various positions of increased responsibilities within the Information Technology Department. Prior to his current position, he was the Director of Business Support in the IT organization, where he was responsible for the implementation of critical applications including the local number portability project.
     Manuel E. Hernández was appointed Vice President Network Services, Engineering and Technical Planning in January 2005. During the last 27 years Mr. Hernández has contributed to PRTC’s network development in a variety of roles including Director of Data Engineering and Private Networks, Director of Operations, and Telephone Network Planning Director. He holds a bachelor’s degree in Electrical Engineering from the University of Puerto Rico, Mayaguez Campus.
     Hector Rosario was appointed as Vice President Network Operations on January 2005. Mr. Rosario was previously the Director of Network Configuration & Special Services Engineering and Director of Technology Planning. His telecommunications career began in 1975 in the Puerto Rico Communications Authority. Before joining Puerto Rico Telephone, he held various management positions as Network Operations Consultant and Senior Manager, Network and Technology Planning with GTE-Overseas Corporations at CODETEL in Santo Domingo, Dominican Republic. He holds a bachelor’s degree in Sciences in Electrical Engineering from the University of Puerto Rico-Mayaguez Campus and a master’s degree in Business Administration from University of Phoenix, Guaynabo.
     Rafael Otaño was appointed as Controller on August 2005. Mr. Otaño is a Certified Public Accountant and a Certified Financial Planner. He obtained a bachelor’s degree of Science in Accounting from Marquette University. Since July 2004, Mr. Otaño has been an investment management consultant for Consultiva Internacional, Inc., an international investment management consulting firm. He started his own business in 2002 by providing consulting services to PRTC in the areas of financial reporting, financial systems and rate structure. From 1999 thru 2001, he was Director of Budget, Planning and Financial Analysis for PRTC. In 1998, he was Director of Budget, Financial and Strategic Planning for GTE Wireless in Atlanta.
     María E. De La Cruz was appointed Treasurer of the Company on December 3, 2002. Ms. De La Cruz has been with the Company in the Treasury Department since May 2002 serving as Assistant Treasurer. Ms. De La Cruz has over 15 years of banking and financial management experience in private industry and public accounting. She holds a bachelor’s degree in Finance from the University of Puerto Rico and is a Certified Public Accountant.

     We have adopted a written Code of Ethics applicable to all directors, officers and employees which is also available on our website at www.telefonicapr.com. The Company intends to disclose any amendments to or waivers of the Code of Ethics on behalf of the Company’s Chief Executive Officer, Chief Financial Officer, Controller, and persons performing similar functions on the Company’s website at the Internet website address set forth above.

ITEM 11. EXECUTIVE COMPENSATION
SUMMARY COMPENSATION TABLE
     The following table sets forth compensation for the periods indicated for the Company’s chief executive officer and its four most highly compensated executive officers (the “Named Executive Officers”):

Summary Compensation Table
							Long-Term Compensation
			Annual Compensation				Awards		Payouts
(a)		(b)	(c)	(d)	(e)		(f)	(g)	(h)	(i)
								Securities
					Other Annual		Restricted Stock	Underlying	LTIP	All Other
Name and			Salary	Bonus	Compensation		Award(s)	Options/SARs	Payouts	Compensation
Principal Position		Year	($)	($)	($)		($)	Granted (#)	($)	($)

Cristina M. Lambert		2005	293,379	203,700	4,000	[1]	659,537 [2]	—	—	131,907 [3]
President & Chief Executive Officer		2004	278,000	205,900	20,000		281,505	21,000	—	117,412
		2003	222,115	130,600	13,917		153,100	13,400	—	90,002

Benito Fernandez		2005	213,100	130,667	—		319,852 [2]	—	—	93,485 [3]
VP Human Resources		2004	206,198	126,000	6,000		211,313	10,300	—	91,882
		2003	193,231	127,000	6,000		92,500	10,500	—	80,562

Tomas H. Pérez Ducy	[4]	2005	164,796	83,496	6,300	[1]	—	—	—	4,252
VP/Marketing and Chief Marketing Officer		2004	144,616	8,123	5,757		—	—	—	3,267
		2003	—	—	—		—	—	—	—

Adail Ortiz	[4]	2005	154,788	49,748	36,945	[1]	—	—	—	1,852
VP/Revenue Assurance and Billing		2004	149,238	42,983	9,825		—	—	—	3,622
		2003	131,963	32,312	9,485		—	—	—	3,256

Roberto Correa	[4]	2005	154,883	44,186	10,554	[1]	—	—	—	1,852
VP and General manager Coqui.net		2004	148,323	38,555	9,604		—	—	—	1,953
		2003	138,988	37,403	9,535		—	—	—	2,297

(1)	For 2005, the column “Other Annual Compensation” includes: flexible spending allowances for Ms. Lambert in the amount of $4,000; car allowances for Messrs. Pérez, Ortiz and Correa in the amount of $6,300, respectively; vacations for Mr. Ortiz in the amount of $27,039; and sickleave for Messrs. Ortiz and Correa in the amount of: $3,605 and $4,254, respectively.

(2)	The data reflects the dollar value of the performance stock units and restricted stock units based on the average price of Verizon’s common stock on the grant date, February 2, 2005. Actual payment of the performance stock units will be determined based on Verizon’s Total Shareholder Return (TSR) relative to the TSR of the companies that make up the Standard and Poor’s 500 and to the TSR of certain companies in Verizon’s telecommunications, broadband, wireless and cable industry peer group. On each dividend payment date, restricted units are credited to the participant’s account. The number of restricted stock units is determined by dividing the dividend that would have been paid on the shares represented by the stock units in the participant’s account by the average price of the Company’s common stock on the New York Stock Exchange Composite Transaction Tape on the dividend payment date. Ms. Lambert and Mr. Fernandez hold a total of: 18,960 and 9,195 restricted stock units, respectively, which had an aggregate dollar value of: $571,075 and $275,953, respectively, based upon the closing price of Verizon common stock on December 31, 2005.

(3)	For 2005, the column “All Other Compensation” includes: Verizon’s contributions to qualified plans for Ms. Lambert and Mr. Fernandez in the amount of $10,500, respectively; contributions by Verizon to the non-qualified Income Deferral Plan accounts of Ms. Lambert and Mr. Fernandez in the amounts of $80,328 and $46,652, respectively; Verizon’s contributions to excess pension plan of Ms. Lambert and Mr. Fernandez in the amounts of $5,830 and $186, respectively; and the value of the premiums paid by Verizon for executive life insurance polices for Ms. Lambert and Mr. Fernandez in the amounts of $35,249 and $36,147, respectively.

(4)	Messrs. Pérez, Ortiz and Correa are local VP considered under the Company’s payroll and benefits plan.

     During 2005 were not granted options in Verizon shares to the Named Executive Officers.
     The following table provides information as to options and stock appreciation rights (referred to as SARs) for Verizon shares exercised by each of the Named Executive Officers during 2005. The table also sets forth the value of options and SARs for Verizon shares held by such officers at 2005 year-end.
Aggregated Option/SAR Exercises
in Last Fiscal Year and FY-End Option/SAR Values

(a)	(b)	(c)	(d)		(e)
			Number of Securities		Value of Unexercised
	Shares	Value	Underlying Options/SARs		In-the-Money Options/SARs
	Acquired on	Realized	at F-Y-End (#)		at F-Y-End ($000s)
Name	Exercise (#)	($000s)	Exercisable	Unexercisable	Exercisable	Unexercisable
Cristina M. Lambert	—	—	97,825	18,468	—	—
Benito Fernandez	—	—	31,833	10,367	—	—

VERIZON RETIREMENT PROGRAMS
     VERIZON PENSION PLANS
     The Verizon Management Pension Plan is a noncontributory, tax-qualified pension plan for salaried employees that provides for distribution of benefits in a lump sum or an annuity, at the participant’s election. Pension benefits under this plan are calculated for all participants using a cash balance formula that provides for pay credits equal to four to seven percent (depending on age and service) of annual eligible pay up to the statutory limit on compensation ($210,000 in 2005), for each year of service following the conversion to cash balance. Ms. Lambert and Mr. Fernández began participating in the Verizon Management Pension Plan as of January 1, 2002. Messrs. Pérez, Ortiz and Correa participate in the Company’s own pension plan.
     In general, eligible pay includes base salary, commissions and short-term incentives, exclusive of overtime, certain senior manager or other incentive compensation, and other similar types of payments. Additionally, monthly interest credits are made to the participant’s account balance based upon the prevailing market yields on certain U.S. Treasury obligations. In order to record these pay and interest credits, the plan administrator maintains a hypothetical account balance for each participant. However, as part of the transition to a cash balance formula, participants with at least 10 years of service with Verizon as of January 1, 2002, receive benefits under an alternative formula, referred to as the “highest average pay formula,” if that formula provides a higher benefit than the cash balance formula. Under this formula, pensions are computed until 2008 on 1.35% of eligible pay for average annual salary for the five highest consecutive years up to the statutory limit on compensation ($210,000 in 2005), for each year of service. In 2008, the Verizon Management Pension Plan shifts from this highest average pay formula to a career average pay formula under which an employee’s pension is computed on 1.35% of eligible pay for average annual salary over the remainder of the employee’s career with Verizon up to the statutory limit on compensation, for each year of service. As of December 31, 2005, the actual years of service credited under the Verizon Management Pension Plan for Ms. Lambert and Mr. Fernández are 31 and 4, respectively.
     The following table illustrates the estimated annual benefits payable pursuant to the highest average pay formula under the Verizon Management Pension Plan based on a maximum compensation limit of $210,000. The table assumes normal retirement at age 65 and is calculated on a single life annuity basis, based upon final average earnings and years of service:

Pension Plan Table
FINAL AVERAGE	YEARS OF SERVICE
EARNINGS	15	20	25	30	35	40
$210,000	$42,525	$56,700	$70,875	$85,050	$99,225	$113,400
     Employees who do not have at least 10 years of service generally do not qualify for the highest average pay formula under the plan. Accordingly, Mr. Fernández’s cash balance account was $62,863 as of December 31, 2005.

     Section 415 of the Internal Revenue Code places certain limitations on pension benefits that may be paid from the trusts of tax-qualified plans, such as the Verizon Management Pension Plan. Pension amounts for certain executive officers that exceed such Section 415 limitations will be paid from Verizon’s assets under the Verizon Income Deferral Plan. Ms. Lambert and Mr. Fernández began participating in the Verizon Income Deferral Plan as of January 1, 2002. This plan is a nonqualified, unfunded, supplemental retirement and deferred compensation plan under which an individual account is maintained for each participant. The plan allows the participants to defer voluntarily the receipt of up to 100% of their eligible compensation, and also provides retirement and other benefits to certain executives through Verizon credits to the participant’s account under the plan. Eligible compensation consists of:
I.	a participant’s base salary in excess of the Internal Revenue Code limit on compensation for qualified retirement plans ($210,000 in 2005);

II.	all of the participant’s short-term incentive award; and

III.	other bonuses that the plan administrator determines are eligible for deferral.
     If a participant elects to defer eligible income, Verizon provides a matching contribution equal to the rate of match under the qualified savings plan for management employees. That rate is 100% of the first 4% of eligible compensation deferred and 50% of the next 2% of eligible compensation deferred. In addition, until December 31, 2004, the Company made retirement contributions to a participant’s account equal to 32% of the base salary, in excess of $205,000, and short-term incentive award components of the participant’s eligible compensation, for the first 20 years of participation in the plan and, thereafter, equal to 7% of such eligible compensation. Beginning July 1, 2006, the Company will provide an enhanced savings opportunity under the qualified savings plan for management employees. Verizon will provide a matching contribution equal to 100% of 6% of eligible compensation deferred or contributed to the savings plan. In addition, management employees may be eligible for an additional performance related matching contribution of up to 3% of eligible compensation if certain pre-established performance criteria are met. The following table shows the aggregate portion of each named executive officer’s account attributable to the Company’s contributions as of December 31, 2005.

Executive	Aggregate Account Balance
Ms. Lambert	$919,266
Mr. Fernandez	$169,166
The actual annual Company contribution for 2005 has been reflected in the “All Other Compensation” column of the Summary Compensation Table.
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
COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
     The Company has a Compensation Committee, which for fiscal year 2005 was comprised of: Richard L. Carrión, Daniel C. Petri and Cristina Lambert. This Compensation Committee is responsible for establishing and administering the policies and plans related to compensation of the Company’s management, including the executives listed in the “Executive Officers” table included in Item 10 of this Form 10-K.
     Richard L. Carrión, a Director of the Company, serves as Chairman of the Compensation Committee. Mr. Carrión is Chairman, President and Chief Executive Officer of Popular, Inc. He also serves as a Director of Verizon.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
SHAREHOLDERS AND SHAREHOLDER RELATIONSHIPS
SHARE OWNERSHIP
     At December 31, 2005, there were 50 million authorized shares of the Company’s no par value common stock, 25 million of which were issued and outstanding. As of March 31, 2006, the beneficial owners of the Company’s common stock are as follows:

		SHARES
NAME OF BENEFICIAL OWNER	ADDRESS	NUMBER	PERCENTAGE
GTE Holdings (Puerto Rico) LLC – (Verizon)	GTE Holdings (Puerto Rico) LLC	13,003,276	52.01
	5221 North O’ Connor Boulevard
	Irving, Texas 75039

Popular, Inc.	209 Muñoz Rivera Avenue	3,246,749	12.99
	Hato Rey, Puerto Rico 00918

PRTA Holdings Corporation	Government Development Bank	6,999,975	28.00
	For Puerto Rico
	Minillas Government Center
	San Juan, Puerto Rico 00940

Employee Stock Ownership Plan	U.S. Trust Company National Association	1,750,000	7.00
	c/o Dennis M. Kunisaki
	515 South Flower Street
	Los Angeles, California 90171

Total		25,000,000	100.00

All Directors and Named (17 persons) Executive Officers as a Group		0	0
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

SHAREHOLDERS’ AGREEMENT
     The board of directors has nine members, who are appointed as follows: five directors are appointed by Verizon; one director is appointed by Popular, Inc., pursuant to an agreement with Verizon; and three directors are appointed by PRTA Holdings, a subsidiary of an entity of the Government of Puerto Rico. The ESOP does not have the right to appoint any directors. The number of directors that the Government of Puerto Rico can appoint is related to its share ownership in the Company. The Government of Puerto Rico is entitled to appoint three, two or one director(s) as long as it (or its successor) holds at least a 25%, 15%, or 4% ownership interest, respectively. Unanimous approval is required for the following actions:
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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
TRANSACTIONS WITH VERIZON
VERIZON SERVICE AGREEMENT
     Verizon, which owns 52% of the outstanding capital stock of the Company, provides management advice and services, general legal and regulatory advice, as well as a license to use certain technology, under an annual agreement with automatic renewal periods. Total fees accrued under this agreement for the years ended December 31, 2005, 2004 and 2003 were $7 million, $10 million and $24 million, respectively.
REIMBURSEMENT AGREEMENT
     The Company has a reimbursement agreement with Verizon, under which actual out-of-pocket expatriate salaries and related benefit expenses are billed to the Company. Total expatriate expenses for the years ended December 31, 2005, 2004 and 2003 were $4 million, $3 million and $8 million, respectively. For further details, refer to Part III, Item 11, “Executive Compensation”.
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
DIRECTORY AGREEMENTS
     We entered into a 95-year agreement in 1999 with VISI, a joint venture among VNU, Verizon, and the Company, which provides us a publishing right of 35% of yellow page advertising revenues, plus billing and collection fees which generated $19 million of directory advertising revenues for the year ended December 31, 2005 and $20 million for each of the years ended December 31, 2004 and 2003.
TRANSACTIONS WITH POPULAR, INC.
     Popular, Inc., which owns 13% of the outstanding capital stock of the Company, provided wireline bill collection, lock-box, cash management, and wireless bill processing services at a cost of approximately $9 million for year 2005 and $10 million for each of the years 2004 and 2003. These services were negotiated at arms-length market value rates.
     At December 31, 2005, the Company maintained a $40 million working capital credit facility with Banco Popular de Puerto Rico, which is a subsidiary of Popular, Inc. No balance was outstanding under this facility as of December 31, 2005.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
INDEPENDENT AUDITOR FEE INFORMATION
Audit Fees
Fees for audit services totaled approximately $720,000 and $490,000 for the years ended December 31, 2005 and 2004, respectively, including services for the audit of the Company’s annual financial statements for SEC and local statutory reporting purposes, reviews of the Company’s quarterly reports on Form 10-Q, the audit of the Company’s ARMIS 43-03 reports filed with the FCC.
Audit-Related Fees
Fees for audit-related services totaled approximately $96,000 and $61,000 for the years ended December 31, 2005 and 2004, respectively. Audited-related services principally include the audit of the Employee Benefit Plan and ESOP in connection with annual reports on Form 11-K, Section 404 meetings, audit schedules for specific purposes and accounting consultations.
All Other Fees
No fees were paid for other services for the years ended December 31, 2004 and 2005.
Audit Committee Pre-approval Policies and Procedures
The Audit Committee reviews and approves audit and permissible non-audit services performed by our independent auditors, Ernst & Young LLP, as well as the fees billed by Ernst & Young LLP for such services. In its review of non-audit service fees and its appointment of Ernst & Young LLP as our independent accountants, the Audit Committee considers whether the provision of such services is compatible with maintaining Ernst & Young LLP’s independence.

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
     See Exhibit Index on pages following signature pages.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
     TELECOMUNICACIONES DE PUERTO RICO, INC.

By:	/s/ Cristina M. Lambert

Name: Cristina M. Lambert
Title: President and Chief Executive Officer
Date: March 31, 2006

By:	/s/ Héctor Houssay

Name: Héctor Houssay
Title: Vice President Finance and Chief Financial Officer
Date: March 31, 2006

By:	/s/ Rafael Otaño

Name: Rafael Otaño
Title: Controller
Date: March 31, 2006

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Signature	Capacity

March 31, 2006	/s/ Cristina M. Lambert	President and Chief Executive Officer (Principal Executive Officer)

Cristina M. Lambert

March 31, 2006	/s/ Héctor Houssay	Vice President Finance and Chief Financial Officer (Principal Financial Officer)

Héctor Houssay

March 31, 2006	/s/ Rafael Otaño	Chief Accounting Officer (Principal Accounting Officer)

Rafael Otaño

March 31, 2006	/s/ Daniel C. Petri	Director

Daniel C. Petri

March 31, 2006	/s/ Edward J. McQuaid	Director

Edward J. McQuaid

March 31, 2006	/s/ Jeanne M. Dennison	Director

Jeanne M. Dennison

March 31, 2006	/s/ Cristina M. Lambert	Director

Cristina M. Lambert

March 31, 2006		Director

John J. Lack

March 31, 2006	/s/ Richard L. Carrión	Director

Richard L. Carrión

March 31, 2006	/s/ Alfredo Salazar	Director

Alfredo Salazar

March 31, 2006	/s/ José F. Rodriguez Perelló	Director

José F. Rodríguez Perelló

March 31, 2006		Director

Rafael Martínez Margarida

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION

3.1	Certificate of Incorporation of Telecomunicaciones de Puerto Rico, Inc. (Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement filed on Form S-4, as amended (File 333-85503)).

3.2	Certificate of Amendment to the Certificate of Incorporation of Telecomunicaciones de Puerto Rico, Inc. (Incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (File 333-85503)).

3.3	By-Laws of Telecomunicaciones de Puerto Rico, Inc. (Incorporated by reference to Exhibit 3.4 of the Company’s Registration Statement filed on Form S-4, as amended (File 333-85503)).

4.1	Trust Indenture dated as of May 20, 1999 between Telecomunicaciones de Puerto Rico, Inc. and The Bank of New York. (Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement filed on Form S-4, as amended (File 333-85503)).

10.1	Shareholders Agreement, dated as of March 2, 1999, by and among Telecomunicaciones de Puerto Rico, Inc., GTE Holdings (Puerto Rico) LLC, GTE International Telecommunications Incorporated, Popular, Inc., Puerto Rico Telephone Authority and the shareholders of Telecomunicaciones de Puerto Rico, Inc., who shall from time to time be parties thereto as provided therein. (Incorporated by reference to Exhibit 10.5 of the Company’s Registration Statement filed on Form S-4, as amended (File 333-85503)).

10.2	Non-Competition Agreement, dated as of March 2, 1999, by and among Telecomunicaciones de Puerto Rico, Inc, GTE Holdings (Puerto Rico) LLC, GTE International Telecommunications Incorporated, Popular, Inc., Puerto Rico Telephone Authority, and the Government Development Bank for Puerto Rico. (Incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement filed on Form S-4, as amended (File 333-85503)).

10.3	Trust Agreement of the Employee Stock Ownership Plan of Telecomunicaciones de Puerto Rico, Inc., dated as of March 2, 1999, by and between U.S. Trust, National Association and Telecomunicaciones de Puerto Rico, Inc. (Incorporated by reference to Exhibit 10.12 of the Company’s Registration Statement filed on Form S-4, as amended (File 333-85503)).

10.4	ESOP Loan Agreement, dated as of March 2, 1999, by and between the Trust of the Employee Stock Ownership Plan of Telecomunicaciones de Puerto Rico, Inc. and Telecomunicaciones de Puerto Rico, Inc. (Incorporated by reference to Exhibit 10.13 of the Company’s Registration Statement filed on Form S-4, as amended (File 333-85503)).

10.5	Pledge Agreement, dated as of March 2, 1999, by and between the Trust of the Employee Stock Ownership Plan of Telecomunicaciones de Puerto Rico, Inc. and Telecomunicaciones de Puerto Rico, Inc. (Incorporated by reference to Exhibit 10.15 of the Company’s Registration Statement filed on Form S-4, as amended (File 333-85503)).

10.6	Tag Along Agreement, dated as of March 2, 1999, by and among GTE Holdings (Puerto Rico) LLC, GTE International Telecommunications Incorporated, and the Trust of the Employee Stock Ownership Plan of Telecomunicaciones de Puerto Rico, Inc. (Incorporated by reference to Exhibit 10.16 of the Company’s Registration Statement filed on Form S-4, as amended (File 333-85503)).

10.7	Commercial Paper Dealer Agreement 4(2) Program among Telecomunicaciones de Puerto Rico, Inc., as Issuer; Puerto Rico Telephone Company, Inc. and Celulares Telefónica, Inc., as Guarantors; and Merrill Lynch Money Markets Inc., as Dealer for notes with maturities up to 240 days; Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Dealer for notes with maturities over 270 days up to 365 days. Concerning notes to be issued pursuant to an Issuing and Paying Agency Agreement dated as of November 9, 2000 between the Issuer and The Chase Manhattan Bank, as Issuing and Paying Agent. (Incorporated by reference to Exhibit 10.25 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File 333-85503)).

EXHIBIT
NUMBER	DESCRIPTION

10.8	Commercial Paper Dealer Agreement 4(2) Program among Telecomunicaciones de Puerto Rico, Inc., as Issuer; Puerto Rico Telephone Company, Inc. and Celulares Telefónica, Inc., as Guarantors; and Salomon Smith Barney Inc., as Dealer. Concerning notes to be issued pursuant to an Issuing and Paying Agency Agreement dated as of November 9, 2000 between the Issuer and The Chase Manhattan Bank, as Issuing and Paying Agent. (Incorporated by reference to Exhibit 10.26 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File 333-85503)).

10.9	Commercial Paper Dealer Agreement 4(2) Program among Telecomunicaciones de Puerto Rico, Inc., as Issuer; Puerto Rico Telephone Company, Inc. and Celulares Telefónica, Inc., as Guarantors; and Banc of America Securities LLC. Concerning notes to be issued pursuant to an Issuing and Paying Agency Agreement dated as of November 9, 2000 between the Issuer and The Chase Manhattan Bank, as Issuing and Paying Agent. (Incorporated by reference to Exhibit 10.27 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File 333-85503)).

10.10	Commercial Paper Dealer Agreement 4(2) Program among Telecomunicaciones de Puerto Rico, Inc., as Issuer; Puerto Rico Telephone Company, Inc. and Celulares Telefónica, Inc., as Guarantors; and Popular Securities, Inc., as Dealer for notes with maturities up to 365 days. Concerning notes to be issued pursuant to an Issuing and Paying Agency Agreement dated as of November 9, 2000 between the Issuer and The Chase Manhattan Bank, as Issuing and Paying Agent. (Incorporated by reference to Exhibit 10.28 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File 333-85503)).

10.11	Issuing and Paying Agency Agreement dated as of November 9, 2000, by and among Telecomunicaciones de Puerto Rico, Inc., as Issuer, Puerto Rico Telephone Company and Celulares Telefónica, Inc., as Guarantors, and The Chase Manhattan Bank, as Issuing and Paying Agent. (Incorporated by reference to Exhibit 10.29 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File 333-85503)).

10.12	Letter Amendment, to the March 2, 1999 Shareholders Agreement, dated as of May 25, 2001, by and among Telecomunicaciones de Puerto Rico, Inc., GTE Holdings (Puerto Rico) LLC, GTE International Telecommunications Incorporated, Popular, Inc., and the Puerto Rico Telephone Authority. (Incorporated by reference to Exhibit 10.25 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001 (File 333-85503)).

10.13	ISDA Master Agreement, dated August 29, 2001, by and among Telecomunicaciones de Puerto Rico, Inc., as the Counterparty, Puerto Rico Telephone Company and Celulares Telefónica, Inc., as Guarantors, and Bank of America, N.A., as the Bank. (Incorporated by reference to Exhibit 10.27 of the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2001 (File 333-85503)).

10.14	ISDA Master Agreement, dated August 29, 2001, by and among Telecomunicaciones de Puerto Rico, Inc., as the Counterparty, Puerto Rico Telephone Company and Celulares Telefónica, Inc., as Guarantors, and Citibank, N.A., as the Bank. (Incorporated by reference to Exhibit 10.28 of the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2001 (File 333-85503)).

10.15	Collective Bargaining Agreement between the Puerto Rico Telephone Company and the Independent Brotherhood of Telephone Company Employees effective from January 1, 2004 until December 31, 2008. Approved on April 15, 2004. (Incorporated by reference to Exhibit 10.29 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (File 333-85503)).

10.16	$40,000,000 working capital revolving credit agreement dated as of June 30, 2004, among Telecomunicaciones de Puerto Rico, Inc., as Borrower, Puerto Rico Telephone Company, Inc., as Guarantor and Banco Popular de Puerto Rico, as Lender and Administrative Agent. (Incorporated by reference to Exhibit 10.30 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File 333-85503)).

10.17	Collective Bargaining Agreement between the Puerto Rico Telephone Company and the Independent Union of Telephone Employees of Puerto Rico effective from January 18, 2003 until January 17, 2006. Approved on February 13, 2003. English Version. (Incorporated by reference to Exhibit 10.31 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File 333-85503)).

EXHIBIT
NUMBER	DESCRIPTION

10.18	Collective Bargaining Agreement between the Puerto Rico Telephone Company and the Independent Brotherhood of Telephone Company Employees effective from January 1, 2004 until December 31, 2008. Approved on April 15, 2004. English Version. (Incorporated by reference to Exhibit 10.32 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File 333-85503)).

10.19	$30,000,000 1-Year term credit agreement dated as of May 17, 2004, among Telecomunicaciones de Puerto Rico, Inc., as Borrower, Puerto Rico Telephone Company, Inc., as Guarantor and Banco Bilbao Vizcaya Argentaria Puerto Rico, as Administrative Agent. (Incorporated by reference to Exhibit 10.33 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File 333-85503)).

10.20	364-Day Credit Agreement dated as of March 1, 2005, among Telecomunicaciones de Puerto Rico, Inc., as Borrower, Puerto Rico Telephone Company, Inc., as Guarantor, the Initial Lenders named therein, Citibank, N.A., as Administrative Agent, Banco Bilbao Vizcaya Argentaria Puerto Rico and Bank of Nova Scotia, as Syndication Agents, and Banco Popular de Puerto Rico and Firstbank Puerto Rico, as Co-documentation Agents. (Incorporated by reference to Exhibit 10.34 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File 333-85503)).

10.21	First amendment dated June 30, 2005 to the $40,000,000 revolving credit agreement dated as of June 30, 2004, among Telecomunicaciones de Puerto Rico, Inc., as Borrower, Puerto Rico Telephone Company, Inc., as Guarantor and Banco Popular de Puerto Rico, as Lender and Administrative Agent. (Incorporated by reference to Exhibit 10.23 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File 333-85503)).

10.22	Collective Bargaining Agreement between the Puerto Rico Telephone Company and the Independent Union of Telephone Employees of Puerto Rico effective from January 18, 2006 until January 17, 2011. Approved on October 20, 2005. (Incorporated by reference to Exhibit 10.24 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (File 333-85503)).

10.23	$600,000,000 Credit Agreement dated as of February 28, 2006, among Telecomunicaciones de Puerto Rico, Inc., as Borrower, Puerto Rico Telephone Company, Inc., as Guarantor, the Initial Lenders named therein, Citibank, N.A., as Administrative Agent, Banco Bilbao Vizcaya Argentaria Puerto Rico and Scotiabank of Puerto Rico, as Co-Syndication Agents, and Banco Popular de Puerto Rico and The Bank of Tokyo-Mitsubishi UFG, LTD., New York Branch, as Co-documentation Agents. (Filed herewith).

10.24	ESOP Loan Agreement dated as of November 4, 2005, by and between the Trust of the Employee Stock Ownership Plan of Telecomunicaciones de Puerto Rico, Inc. and Telecomunicaciones de Puerto Rico, Inc. (Filed herewith).

21	Subsidiaries of the Registrant (Filed herewith).

23	Independent Auditors’ Consent (Filed herewith).

31.1	Certification of Principal Executive Officer (Filed herewith).

31.2	Certification of Principal Financial Officer (Filed herewith).

32.1	Certification Required by 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith).