Form 10-Q
period 2006-03-31
TELECOMUNICACIONES DE PUERTO RICO INC
filed 2006-05-15
CIK 1089357

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: March 31, 2006
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
YES ☑       NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐            Accelerated filer ☐            Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐       NO ☑
At May 15, 2006, 25 million shares of no par common stock of the registrant were outstanding.

INDEX
Telecomunicaciones de Puerto Rico, Inc. and Subsidiaries

PART I            FINANCIAL INFORMATION
Item 1. Financial Statements
Telecomunicaciones de Puerto Rico, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands)

	(Unaudited)
	March 31,	December 31,
	2006	2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$249,904	$55,086
Accounts receivable, net of allowance for doubtful accounts of $83,180 and $106,090 in 2006 and 2005, respectively	234,008	227,629
Deferred income tax	24,103	18,324
Inventory and supplies, net	35,424	47,431
Prepaid expenses	24,047	20,571

Total current assets	567,486	369,041
PROPERTY, PLANT AND EQUIPMENT, net	1,313,923	1,351,510
GOODWILL	126,927	126,927
INTANGIBLES, net	207,050	209,357
DEFERRED INCOME TAX	193,651	205,853
OTHER ASSETS	96,855	115,271

TOTAL ASSETS	$2,505,892	$2,377,959

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$400,005	$452,042
Other current liabilities	200,019	172,961

Total current liabilities	600,024	625,003
LONG-TERM DEBT, excluding current portion	299,140	299,812
PENSION AND OTHER POST-EMPLOYMENT BENEFITS	574,021	563,395
OTHER NON-CURRENT LIABILITIES	124,541	136,345

Total liabilities	1,597,726	1,624,555

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY	17,253	16,555

SHAREHOLDERS’ EQUITY:
Common stock	705,516	705,516
Deferred ESOP compensation	(26,042)	(26,042)
Retained earnings	382,750	228,877
Accumulated other comprehensive loss, net of taxes	(171,311)	(171,502)

Total shareholders’ equity	890,913	736,849

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,505,892	$2,377,959

The accompanying notes are an integral part of these financial statements.

Telecomunicaciones de Puerto Rico, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands)

	For the Three Months ended
	March 31,
	2006	2005
	(Unaudited)
REVENUES:
Local services	$157,764	$149,249
Access services	53,838	65,782
Long distance services	17,207	17,271
Cellular services	85,015	65,655
Directory services and other	183,418	14,386

Total revenues	497,242	312,343

OPERATING COSTS AND EXPENSES:
Cost of services and sales	92,713	75,527
Selling, general and administrative expenses	140,757	128,344
Depreciation and amortization	62,087	61,849

Total operating costs and expenses	295,557	265,720

OPERATING INCOME	201,685	46,623

OTHER INCOME (EXPENSE):
Interest expense, net	(12,048)	(11,088)
Equity income from joint venture	665	863
Gain on sale of interest in joint venture	27,619	—
Minority interest in consolidated subsidiary	(698)	(661)

Total other income (expense), net	15,538	(10,886)

INCOME BEFORE INCOME TAX EXPENSE	217,223	35,737

INCOME TAX EXPENSE	47,791	13,749

NET INCOME	$169,432	$21,988

The accompanying notes are an integral part of these financial statements.

Telecomunicaciones de Puerto Rico, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
(In thousands)

				Accumulated
				Other
	Common	Deferred ESOP	Retained	Comprehensive
	Stock	Compensation	Earnings	Loss	Total
BALANCE DECEMBER 31, 2004	$704,386	$(25,172)	$210,956	$(166,705)	$723,465

Dividends paid	—	—	(61,467)	—	(61,467)
Release of ESOP shares	1,130	1,130	—	—	2,260
Advance to ESOP	—	(2,000)	—	—	(2,000)
Comprehensive income:
Net income	—	—	79,388	—	79,388
Other comprehensive loss, net of taxes:
Minimum pension liability adjustment	—	—	—	(4,797)	(4,797)

Comprehensive income	—	—	—	—	74,591

BALANCE DECEMBER 31, 2005	705,516	(26,042)	228,877	(171,502)	736,849
(UNAUDITED)
Dividends declared	—	—	(15,559)	—	(15,559)
Comprehensive income:
Net income	—	—	169,432	—	169,432
Other comprehensive income, net of taxes:
Minimum pension liability adjustment	—	—	—	191	191

Comprehensive income	—	—	—	—	169,623

BALANCE MARCH 31, 2006	$705,516	$(26,042)	$382,750	$(171,311)	$890,913

The accompanying notes are an integral part of these financial statements.

Telecomunicaciones de Puerto Rico, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	For the Three Months Ended March 31,
	2006	2005
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$169,432	$21,988
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	62,087	61,849
Provision for uncollectible accounts	12,172	12,997
Deferred income tax expense	6,423	8,438
Employee retirement benefits expense	27,875	24,700
Equity income from joint venture	(665)	(863)
Gain on sale of interest in joint venture	(27,619)	—
Minority interest in consolidated subsidiary	698	661
Changes in assets and liabilities:
Accounts receivable	(18,551)	(14,237)
Inventory and supplies	12,007	5,104
Prepaid expenses and other assets	15,663	(5,204)
Other current and non-current liabilities	125	(25,977)
Pension and other post-employment benefits	(17,249)	(104,529)

Net cash provided by (used in) operating activities	242,398	(15,073)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, including removal costs	(22,194)	(27,000)
Net proceed from sale of interest in joint venture	26,651	—

Net cash provided by (used in) investing activities	4,457	(27,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments of short-term debt, including capital leases	(52,037)	(40)

Net cash used in financing activities	(52,037)	(40)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	194,818	(42,113)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	55,086	63,346

CASH AND CASH EQUIVALENTS AT END OF PERIOD	249,904	21,233

The	accompanying notes are an integral part of these financial statements.

TELECOMUNICACIONES DE PUERTO RICO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1.	Business / Corporate Structure

Telecomunicaciones de Puerto Rico, Inc., a Puerto Rico corporation (“we”or the “Company”), holds 100% of the common stock of Puerto Rico Telephone Company, Inc. (“PRTC”), PRT Larga Distancia, Inc. (“PRTLD”), and Datacom Caribe, Inc. (“Datacom”). The Company holds a 67% interest in Coqui.net Corporation (“Coqui.net”), in which Popular, Inc., one of our shareholders, holds the remaining 33% interest. The Company also held a 24% interest in Verizon Information Services Puerto Rico, Inc. S en C. (“VISI”), in which GTE Holdings (Puerto Rico) LLC, our majority shareholder, held a 36% interest. On March 31, 2006, the Company sold its equity interest in the Puerto Rico directory operation and its right to receive 35% of the revenues from the publication of directory advertising. The Company will continue sharing data for the publication of directories under a new amended publishing agreement, and will also offer billing and collection services for the directory advertising sales to its service subscribers. Directory publishing revenues were generated through VISI until March 31, 2006. As incumbent local exchange carrier for the island of Puerto Rico, we provide both wireline and wireless services (the latter using the Verizon Wireless brand name). The Company’s off-island long distance service is provided by PRTLD and its Internet access service is provided by Coqui.net.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles for annual financial statements have been condensed or omitted pursuant to such rules and regulations. Management believes the financial statements include all adjustments and recurring accruals necessary to present fairly the results of its operations and financial condition for the interim periods shown. The results for the interim periods are not necessarily indicative of results for the full year. The Consolidated Balance Sheet at December 31, 2005 was derived from audited financial statements and should be read in conjunction with the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

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

Goodwill and Other Intangibles

Goodwill

Goodwill is the excess of the acquisition cost of businesses over the fair value of the identifiable net assets acquired. SFAS No. 142 “Goodwill and Other Intangible Assets” no longer permits the amortization of goodwill and other indefinite-lived intangible assets acquired in a business combination. Impairment testing for goodwill is performed at least annually unless indicators of impairment exist according the SFAS No. 142. The impairment test for goodwill uses a two-step approach, which is performed at the reporting unit level. Step one compares the fair value of the reporting unit (calculated using a discounted cash flow method) to its carrying value. If the carrying value exceeds the fair value, there is a potential impairment and step two must be performed. Step two compares the carrying value of the reporting unit’s goodwill to its implied fair value (i.e., fair value of reporting unit less the fair value of the unit’s assets and liabilities, including identifiable intangible assets). If the carrying value of goodwill exceeds its implied fair value, the excess is required to be recorded as an impairment. The Company is currently undergoing its annual evaluation of goodwill using the fair value approach for each reporting unit to determine if there is an impairment exposure and the impact it would have on the Company’s results of operations for 2006.

Indefinite Life Intangible Assets

The indefinite life intangible assets are those intangibles not subject to amortization and consist principally of wireline concessions and FCC cellular licenses.

A significant portion of the intangible assets are cellular licenses that provide wireless operations with the exclusive right to utilize designated radio frequency spectrum to provide cellular communication services. While licenses are issued for only a fixed time, generally ten years, such licenses are subject to renewal by the Federal Communications Commission (FCC). Renewals of licenses have occurred routinely and at nominal cost. Moreover, we have determined that there are currently no legal, regulatory, contractual, competitive, economic or other factors that limit the useful life of the wireless licenses. As a result, we treat the wireless licenses as an indefinite-lived intangible asset under the provisions of SFAS No. 142.

We have tested the indefinite life intangible assets for impairment at least annually unless indicators of impairment exist. We began using the direct value approach in 2005 to perform the annual impairment test on the indefinite life intangible assets in accordance with a September 29, 2004 Staff Announcement from the staff of the Securities and Exchange Commission (SEC), “Use of the Residual Method to Value Acquired Assets Other Than Goodwill.” The direct value approach determines fair value using estimates of future cash flows associated specifically with the licenses. Previously, we used a residual method, which determined the fair value of the business by estimating future cash flows of the operations. The fair value of aggregate licenses was determined by subtracting from the fair value of the business the fair value of all of the other net tangible and intangible (primarily recognized and unrecognized customer relationship intangible assets) assets of our operations. We determined the fair value of the customer relationship intangible assets based on the average customer acquisition costs. Under either the direct method or the residual method, if the fair value of the aggregated licenses was less than the aggregated carrying amount of the licenses, an impairment would have been recognized. The Company is currently undergoing its annual evaluation of the indefinite life intangible assets using the direct value approach for each reporting unit to determine if there is an impairment exposure and the impact it would have on the Company’s results of operations for 2006.

Definite Life Intangible Assets

The definite life intangible assets are those intangibles assets subject to amortization and consist principally of trade names and software licenses. The Company amortizes trade names and software licenses on a straight-line basis over 25 and 5 years, respectively.

For information related to the breakdown of the carrying amount of goodwill as well as the major components of the other intangible assets, see Note 5 and 6.

Reclassifications

Reclassifications of prior periods’ data have been made to conform to the current period’s presentation.

3.	Gain on sale of interest in joint venture

In February 2006, the Company signed an agreement to sell its participation in the Company’s equity interest in the Puerto Rico directory operation for $23 million and the Company’s right to receive 35% of the revenues from the publication of directory advertising for $167 million. The transaction closed on March 31, 2006. The net pretax gain from the sale of the Company’s equity interest was $28 million and the net pretax gain from the sale of the Company’s right was $158 million and is included in “Directory services and other”. Both transactions are included in the three months ended March 31, 2006 consolidated statement of operations. The proceeds will be used to pay dividends and long-term debt. The Company will continue sharing data for the publication of directories under a new amended publishing agreement, and will also offer billing and collection services for the directory advertising sales to its service subscribers.

4.	Property, Plant and Equipment

Property, plant and equipment consist of:

	Remaining Useful		March 31,	December 31,
	Lives (Yrs)		2006	2005
			(In thousands)
	Current	Previous
Outside plant	9.0	9.0	$2,207,047	$2,198,892
Central office and transmission equipment	3.8	3.8	1,289,131	1,282,713
Equipment and other	2.7	2.7	272,740	273,245
Buildings	14.6	14.6	326,693	324,988
Land	N/A	N/A	25,500	25,500

Gross plant in service			4,121,111	4,105,338
Less: accumulated depreciation			2,822,598	2,772,489

Net plant in service			1,298,513	1,332,849
Construction in progress			15,410	18,661

Total			$1,313,923	$1,351,510

5.	Goodwill

Following is a breakdown of goodwill.

	Carrying Value
	March 31,	December 31,
	2006	2005
	(In thousands)
Wireline (PRTC)	$102,731	$102,731
Dial-up Internet (Coqui.net)	24,196	24,196

Total	$126,927	$126,927

6.	Intangibles

	Carrying Value
	March 31,	December 31,
	2006	2005
	(In thousands)
Indefinite Life:
Wireline concession	$85,120	$85,120
FCC Cellular licenses	23,855	23,855

Total Indefinite Life	$108,975	$108,975

	March 31, 2006						December 31, 2005
	(In thousands)
	Cost		Acc. Amort		Book Value		Cost		Acc. Amort		Book Value
Definite Life:
Wireline trade name		$48,400		$13,702		$34,698		$48,400		$13,218		$35,182
Software licenses		131,102		67,725		63,377		126,720		61,520		65,200

Total Definite Life		$179,502		$81,427		$98,075		$175,120		$74,738		$100,382
Plus: Total Indefinite Life						108,975						108,975

Total		$179,502		$81,427		$207,050		$175,120		$74,738		$209,357

Intangible asset amortization expense was $7 million and $5 million for the three months ended March 31, 2006 and 2005, respectively. The following table presents expected amortization expense of existing intangible assets as of March 31, 2006 and for each of the following years (in thousands):

Aggregate amortization expense:
For the three months ended March 31, 2006		$6,689

Expected amortization expense:
For the remainder of 2006		14,110
For the years ending December 31,	2007	18,758
	2008	14,343
	2009	9,393
	2010 and thereafter	41,471

7.	Other assets

Other assets consist of:

	March 31,	December 31,
	2006	2005
	(In thousands)
Deferred activation and installation costs	$50,670	$68,422
Notes receivable-equipment sales	1,409	1,995
Deferred pension asset	41,729	41,729
Deferred financing costs, net	1,134	1,359
Other assets	1,913	1,766

Total	$96,855	$115,271

Customer activation fees, along with the related costs up to but not exceeding the activation fees, are deferred and amortized over the customer relationship period, as required by Staff Accounting Bulletin “SAB” 104. During the three months ended March 31, 2006, the customer relationship period was reviewed and changed to 4 years from 5 years for wireline customers and to 2 years from 3 years for wireless customers. However, customer activation fees are subject to additional consideration when wireless handsets are sold to the customers at a discount and recorded as equipment sales revenue. For the three months ended March 31, 2006, this change in estimate resulted in an increase of $15 million in activation and installation revenues and a corresponding in activation and installation expenses by the same amount. This change in estimate does not impact operating income nor net income.

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

The components of the net pension and other post-employment benefit expenses for the quarters ended March 31, 2006 and 2005 are presented below.

	Pension and Lump Sum Benefits		Post-Retirement Benefits
(In thousands)	2006	2005	2006	2005
Service cost	6,559	$5,714	$1,985	$1,556
Interest cost	19,299	18,259	9,214	8,218
Expected return on plan assets	(19,474)	(18,135)	—	—
Amortization of unrecognized:
Transition obligation	90	90	551	551
Prior service cost (benefit)	912	783	(2,306)	(2,463)
Actuarial loss, net	5,922	5,562	5,120	4,579

Total	$13,308	$12,273	$14,564	$12,441

Cash Flows

Our estimate of the amount and timing of required qualified pension trust contributions for 2006 is approximately $102 million. We anticipate approximately $1 million in contributions to the non-qualified pension plans and approximately $24 million to the other post-retirement benefit plans in 2006. As of March 31, 2006, we have contributed approximately $11 million to the qualified pension trust and approximately $6 million to the other post-retirement benefit plan. We have sufficient liquid resources to fund the remainder of the contribution.

9.	Deferred ESOP Compensation

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

During year 2005, the ESOP entered into a new loan agreement amounting $2.0 million with the Company to finance the ESOP’s acquisition of Company stock. Also, during 2000 and 2001, subsequent to ESOP’s commencement, the ESOP entered into various loan agreements amounting to $4.9 million with the Company to finance the ESOP’s acquisition of Company stock from former employees.

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

10.	Other Current Liabilities

Other current liabilities consist of:

	March 31,	December 31,
	2006	2005
	(In thousands)
Accounts payable	$29,292	$43,719
Accrued expenses	91,124	74,805
Employee benefit accruals	46,099	39,991
Carrier payables	11,152	7,812
Taxes	4,638	730
Interest	17,713	5,904

Total	$200,018	$172,961

11.	Debt

Debt consists of:

	March 31,	December 31,
	2006	2005
	(In thousands)
Senior notes
Due May 15, 2006 at 6.65%	399,996	399,990
Due May 15, 2009 at 6.80%	299,935	299,929
Commercial paper	—	52,000
Deferred derivative and Interest rate swap	(791)	(107)
Capital leases	5	42

Total	699,145	751,854
Less short-term debt	400,005	452,042

Long-term debt	$299,140	$299,812

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

On March 1, 2005, the Company entered into an unsecured, $400 million 364-day revolving credit facility. Amounts borrowed under this facility are guaranteed by PRTC, and bear interest at the applicable LIBOR rate plus a margin or at the base rate; which is the higher of the base rate publicly announced by the administrative agent from time to time or the Federal Funds rate plus 0.5%, plus a margin. The Company is also required to pay a quarterly facility fee on commitments under the facility and a quarterly utilization fee on borrowed amounts that exceed 50% of the commitments under the facility. Accrued interest on Eurodollar rate borrowings is payable based on elected intervals of one, two, three or six months or other interest period as the Company may select, subject to certain conditions. Accrued interest on base rate borrowings is payable quarterly. This facility contains negative covenants, including covenants which limit the Company’s ability to grant or permit liens on its or subsidiaries’ properties, merge or sell all or substantially all of its assets and permit its subsidiaries to incur debt. This facility also requires that the Company maintains certain financial ratios. Upon the occurrence of a default or an event of default, the lenders have various remedies or rights, which may include termination of the lenders’ obligations to make advances and declare all borrowed amounts and interest thereon immediately due and payable. The intended purpose of this facility is for working capital purposes and serves as backstop facility for the commercial paper program. This facility matured on February 28, 2006, on which date the Company entered into a replacement facility.

The replacement facility consists of two related, unsecured credit facilities, a $275 million revolving credit facility maturing on February 28, 2009, and a $275 million term credit facility, which is available to be drawn in one borrowing at any time until May 1, 2006 and will mature on February 28, 2011. At the option of the Company, the maximum amount which may be borrowed under the revolving credit facility may be increased at any time prior to maturity to $300 million, and the amount which may be borrowed under the term credit facility may be increased at any time until May 1, 2006 to $300 million. Amounts borrowed under these facilities are guaranteed by PRTC, and bear interest at the applicable LIBOR rate plus margins applicable to each facility or at the base rate; which is the higher of the base rate publicly announced by the administrative agent from time to time or the Federal Funds rate plus 0.5%, plus margins applicable to each facility. Accrued interest on Eurodollar rate borrowings is payable based on elected intervals of one, two, three or six months or other interest period as the Company may select, subject to certain conditions. Accrued interest on base rate borrowings is payable quarterly. The Company is also required to pay a quarterly facility fee on commitments under the revolving credit facility, irrespective of usage, and a commitment fee on commitments under the term credit facility until utilized. The revolving credit facility and the term credit facility contain covenants, including negative covenants and financial ratios, and events of default which are substantially the same as those which existed under the 364-day facility that was replaced. The revolving credit facility is for working capital purposes and serves as backstop facility for the commercial paper program. The term credit facility was drawn by $275 million on May 1, 2006 and proceeds were used to repay the senior notes maturing on May 15, 2006. On May 15, 2006, the Company repaid the senior notes due on that date, for a total amount of $425 million, including principal, interest and interest rate swap.

The Company also had an undrawn $40 million working capital credit facility with Banco Popular de Puerto Rico, an affiliate of Popular, Inc. that was scheduled to mature on June 30, 2006. Amounts outstanding under this facility bore interest at a rate of 40 basis points over LIBOR. This facility also served as additional backstop for the commercial paper program. This facility was cancelled as of February 28, 2006 by mutual agreement of the parties. No balance was outstanding under this facility as of the cancellation date.

On August 31, 2001, the Company entered into an interest rate swap contract with a notional amount of $150 million. In September 2002, the Company drew the value out of the hedge position without changing the fixed/floating funding mix of the original swap transaction. This transaction resulted in cash proceeds of $11 million, reflected in cash from operations as required by SFAS No. 104, and created a deferred derivative, which will be amortized until April 2006. The purpose of the swap is to hedge against changes in the fair market value of the Company’s senior notes to achieve a targeted mix of fixed and variable rate debt. The swap receives interest at a fixed rate of 6.65% and pays interest at a net variable rate equal to six month LIBOR plus 170 basis points, with semiannual settlements and reset dates every May 15 and November 15 until maturity of the May 15, 2006 senior notes. The swap was entered into “at market” and as a result, there was no exchange of premium at the initial date of the swap. The Company designates the swap as a hedge of the changes in fair market value of the senior notes due to changes in the designated benchmark interest rate. PRTC is the guarantor of the interest rate swap. As of May 15, 2006, the total interest payable due, regarding the swap, is $1 million.

Aggregate maturities of the senior notes and term credit facilities are as follow:

		Amount
Year		(In thousands)
2006	Senior note	$400,000
2009	Senior note	300,000

Total		$700,000

Currently, the Company is in compliance with all debt covenant agreements and with the financial ratios as specified in term facilities.

12.	Other Non-Current Liabilities

Other non-current liabilities consist of:

	March 31,	December 31,
	2006	2005
	(In thousands)
Deferred activation and installation revenues	$50,670	$68,422
Customer deposits	26,229	26,297
Other liabilities	47,642	41,626

Total	$124,541	$136,345

13.	Shareholders’ Equity

Common Stock

Common stock consists of fifty million authorized shares, no par value, of which twenty five million shares were outstanding at March 31, 2006 and December 31, 2005.

Accumulated Other Comprehensive Loss

The accumulated other comprehensive loss represents unrecognized losses, other than unrecognized prior service costs which are reflected as an other asset, associated with the hourly employee pension fund, since the accumulated benefit obligation exceeds the fair value of plan assets.

The accumulated other comprehensive loss amount as of December 31, 2005 has been adjusted in the amount of $5 million in order to reflect the after-tax amount in accordance with the provisions of SFAS No.130, “Reporting Comprehensive Income”.

Dividends

To the extent funds are legally, the Company’s shareholders’ agreement requires the payment of dividends equal to at least 50% of consolidated net income to be paid in the following quarter.

Declared dividends for financial reporting purposes were the following:

2006		2005
(In thousands)		(In thousands)
4th Quarter	$—	4th Quarter	27,144
3rd Quarter	—	3rd Quarter	16,200
2nd Quarter	—	2nd Quarter	14,875
1st Quarter	15,559	1st Quarter	3,248

Total	$15,559	Total	$61,467

The senior notes indentures and credit facility agreements do not contain dividend restrictions. The Company declared legal dividends of approximately $16 million during 2006 and paid and declared legal dividends of $63 million during 2005. However, the legal dividends were adjusted for the dividends of the ESOP unallocated shares by $2 million during 2005, only for financial reporting purposes. Dividend corresponding to the consolidated net income for the first quarter ended March 31, 2006 is expected to be declared in the second quarter 2006.

14.	Fair Value of Financial Instruments

The carrying amounts and fair values of the Company’s financial instruments at March 31, 2006 and December 31, 2005 are as follows:

	March 31,		December 31,
	2006		2005
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In thousands)
Assets:
Cash and cash equivalents	$249,904	$249,904	$55,086	$55,086
Accounts receivable	234,008	234,008	227,629	227,629
Liabilities:
Other current liabilities	$200,018	$200,018	$172,961	$172,961
Short-term debt	400,005	400,649	452,042	454,172
Long-term debt, including interest rate swap	299,140	304,095	299,812	308,883
15.	Segment Reporting

The Company has two reportable segments: Wireline and Wireless.

The Wireline segment consists of:
•	Local services, including basic voice, telephone and telecommunications equipment rentals, value-added services, high-speed private line services, and Internet access;

•	Access services to long distance carriers, competitive local exchange carriers, and wireless operators for originating and terminating calls on the Company’s network;

•	Long distance services including direct dial on-island and off-island, operator assisted calls, and prepaid calling card;

•	Directory publishing rights services; and

•	Telecommunication equipment sales and billing and collection services to competing long distance operators in Puerto Rico.
The Wireless segment consists of:
•	Postpaid and Prepaid services; and

•	Wireless equipment sales.

Segment results for the Company are as follows:

	For the Three Months
	Ended March 31,
	2006	2005
	(In thousands)
Wireline:
Revenues-
Local services	$162,591	$152,428
Access services	54,921	67,417
Long distance services	17,660	17,588
Directory services and other	183,529	14,488

Total revenues	$418,701	$251,921

Operating income	$188,286	$46,614

Wireless:
Revenues-
Cellular services	$85,818	$66,562

Total revenues	$85,818	$66,562

Operating income	$13,399	$9

Consolidated:
Revenues for reportable segments	$504,519	$318,484
Elimination of intersegment revenues	(7,277)	(6,141)

Consolidated revenues	$497,242	$312,343

Operating income (loss)	$201,685	$46,623

	As of	As of
	March 31,	December 31,
	2006	2005
Assets
Wireline assets	$2,496,882	$2,331,252
Wireless assets	435,480	422,557

Segment assets	$2,932,362	$2,753,809
Elimination of intersegment assets	(426,470)	(375,850)

Consolidated assets	$2,505,892	$2,377,959

16.	Condensed Consolidating Information

The following summarizes the unaudited condensed consolidating financial information as of March 31, 2006 and December 31, 2005 and for the quarters then ended presents the financial position, results of operations and cash flows of (i) the Company as if it had accounted for its subsidiaries using the equity method, (ii) the Guarantor Subsidiary (as defined below); and (iii) the Non-Guarantor Subsidiaries (as defined below) on a combined basis. The consolidation entries eliminate investments in subsidiaries and intercompany balances and transactions.

The Notes are guaranteed by PRTC (the “Guarantor Subsidiary”), a wholly-owned subsidiary of the Company, but not guaranteed by the Company’s other subsidiaries, Coqui.net, PRTLD and Datacom (the “Non-Guarantor Subsidiaries”). The guarantee by the Guarantor Subsidiary is full and unconditional.

Condensed Consolidating Balance Sheets
March 31, 2006
(In thousands)

		Guarantor	Non-Guarantor		Total
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$135	$228,324	$21,445	$—	$249,904
Intercompany accounts receivable	464,293	46,735	66,487	(577,515)	—
Accounts receivable, net	—	233,584	424	—	234,008
Deferred income tax	—	24,070	33	—	24,103
Inventory and supplies, net	—	35,423	1	—	35,424
Prepaid expenses	—	23,308	739	—	24,047

Total current assets	464,428	591,444	89,129	(577,515)	567,486
PROPERTY, PLANT AND EQUIPMENT, net	—	1,305,698	8,225	—	1,313,923
GOODWILL AND OTHER INTANGIBLES, net	—	309,541	24,436	—	333,977
DEFERRED INCOME TAX	—	193,285	1,243	(877)	193,651
INVESTMENT IN SUBSIDIARIES	874,818	—	—	(874,818)	—
OTHER ASSETS	300,611	97,677	—	(301,433)	96,855

TOTAL ASSETS	$1,639,857	$2,497,645	$123,033	$(1,754,643)	$2,505,892

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$400,000	$400,005	$—	$(400,000)	$400,005
Intercompany accounts payable	31,898	102,071	49,704	(183,673)	—
Other current liabilities	17,005	173,453	8,732	829	200,019

Total current liabilities	448,903	675,529	58,436	(582,844)	600,024
LONG-TERM DEBT, excluding current portion	299,140	299,927	—	(299,927)	299,140
OTHER NON-CURRENT LIABILITIES	1,091	693,412	1,109	2,950	698,562

Total liabilities	749,134	1,668,868	59,545	(879,821)	1,597,726

MINORITY INTEREST	—	—	—	17,253	17,253

SHAREHOLDERS’ EQUITY:
Common stock, Additional paid in capital and Treasury stock	705,516	646,785	41,143	(687,928)	705,516
Deferred ESOP compensation	(26,042)	—	—	—	(26,042)
Retained earnings	382,750	353,303	22,345	(375,648)	382,750
Accumulated other comprehensive loss	(171,501)	(171,311)	—	171,501	(171,311)

Total shareholders’ equity	890,723	828,777	63,488	(892,075)	890,913

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,639,857	$2,497,645	$123,033	$(1,754,643)	$2,505,892

Condensed Consolidating Balance Sheets
December 31, 2005
(In thousands)

		Guarantor	Non-Guarantor		Total
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$135	$31,130	$23,821	$—	$55,086
Intercompany accounts receivable	504,484	46,610	54,995	(606,089)	—
Accounts receivable, net	—	227,804	(175)	—	227,629
Deferred income tax	718	17,573	33	—	18,324
Inventory and supplies, net	—	47,430	1	—	47,431
Prepaid expenses	—	19,814	757	—	20,571

Total current assets	505,337	390,361	79,432	(606,089)	369,041

PROPERTY, PLANT AND EQUIPMENT, net	—	1,342,915	8,595	—	1,351,510
GOODWILL AND OTHER INTANGIBLES, net	—	311,819	24,465	—	336,284
DEFERRED INCOME TAX	—	207,038	(33)	(1,152)	205,853
INVESTMENT IN SUBSIDIARIES	720,227	—	—	(720,227)	—
OTHER ASSETS	300,978	115,542	—	(301,249)	115,271

TOTAL ASSETS	$1,526,542	$2,367,675	$112,459	$(1,628,717)	$2,377,959

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$452,000	$452,042	$—	$(452,000)	$452,042
Intercompany accounts payable	32,136	86,430	41,370	(159,936)	—
Other current liabilities	5,745	161,143	5,793	280	172,961

Total current liabilities	489,881	699,615	47,163	(611,656)	625,003

LONG-TERM DEBT, excluding current portion	299,812	299,917	—	(299,917)	299,812
OTHER NON-CURRENT LIABILITIES	—	695,273	1,383	3,084	699,740

Total liabilities	789,693	1,694,805	48,546	(908,489)	1,624,555

MINORITY INTEREST	—	—	—	16,555	16,555

SHAREHOLDERS’ EQUITY:
Common stock, Additional paid in capital and Treasury stock	705,516	645,298	41,143	(686,441)	705,516
Deferred ESOP compensation	(26,042)	—	—	—	(26,042)
Retained earnings	228,877	199,074	22,770	(221,844)	228,877
Accumulated other comprehensive loss	(171,502)	(171,502)	—	171,502	(171,502)

Total shareholders’ equity	736,849	672,870	63,913	(736,783)	736,849

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,526,542	$2,367,675	$112,459	$(1,628,717)	$2,377,959

Condensed Consolidating Statements of Operations
For the three months ended March 31, 2006
(In thousands)

		Guarantor	Non-Guarantor		Total
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
REVENUES:
Local services	$—	$152,189	$7,976	$(2,401)	$157,764
Access services	—	54,722	—	(884)	53,838
Long distance services	—	7,798	9,894	(485)	17,207
Cellular services	—	85,335	—	(320)	85,015
Directory and other services and sales	—	192,074	384	(9,040)	183,418

Total revenues	—	492,118	18,254	(13,130)	497,242

OPERATING COSTS AND EXPENSES:
Total operating costs and expenses	(5)	289,274	19,418	(13,130)	295,557

OPERATING INCOME (LOSS)	5	202,844	(1,164)	—	201,685

OTHER INCOME, NET	168,661	15,895	346	(169,364)	15,538

INCOME (LOSS) BEFORE INCOME TAX EXPENSE	168,666	218,739	(818)	(169,364)	217,223

INCOME TAX EXPENSE (BENEFIT)	(766)	48,949	(392)	—	47,791

NET INCOME (LOSS)	$169,432	$169,790	$(426)	$(169,364)	$169,432

Condensed Consolidating Statements of Operations
For the three months ended March 31, 2005
(In thousands)

		Guarantor	Non-Guarantor		Total
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
REVENUES:
Local services	$—	$143,949	$7,857	$(2,557)	$149,249
Access services	—	67,120	—	(1,338)	65,782
Long distance services	—	7,019	10,617	(365)	17,271
Cellular services	—	65,655	—	—	65,655
Directory and other services and sales	—	16,382	365	(2,361)	14,386

Total revenues	—	300,125	18,839	(6,621)	312,343

OPERATING COSTS AND EXPENSES:
Total operating costs and expenses	—	259,846	12,496	(6,621)	265,720

OPERATING INCOME	—	40,279	6,343	—	46,623

OTHER INCOME (EXPENSE), NET	21,988	(10,395)	176	(22,654)	(10,886)

INCOME BEFORE INCOME TAX EXPENSE	21,988	29,884	6,519	(22,654)	35,737

INCOME TAX EXPENSE	—	11,279	2,470	—	13,749

NET INCOME	$21,988	$18,605	$4,049	$(22,654)	$21,988

Condensed Consolidating Statements of Cash Flows
For the three months ended March 31, 2006
(In thousands)

		Guarantor	Non-Guarantor	Total
	Parent	Subsidiary	Subsidiaries	Consolidated
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:	$—	$271,382	$(28,984)	$242,398

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, including removal costs	—	(22,151)	(43)	(22,194)
Net proceed from sale of interest in joint venture	—	—	26,651	26,651

Net cash provided by (used in) investing activities	—	(22,151)	26,608	4,457

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments of short-term debt, including capital leases	(52,000)	(37)	—	(52,037)
Borrowings/(repayment) intercompany loans	52,000	(52,000)	—	—

Net cash used in financing activities	—	(52,037)	—	(52,037)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	197,194	(2,376)	194,818

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	135	31,130	23,821	55,086

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$135	$228,324	$21,445	$249,904

Condensed Consolidating Statements of Cash Flows
For the three months ended March 31, 2005
(In thousands)

		Guarantor	Non-Guarantor	Total
	Parent	Subsidiary	Subsidiaries	Consolidated
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:	$—	$(18,066)	$2,993	$(15,073)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, including removal costs	—	(26,967)	(33)	(27,000)

Net cash used in investing activities	—	(26,967)	(33)	(27,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments of short-term debt, including capital leases	—	(40)	—	(40)
Borrowings/(repayment) intercompany loans	149	(149)	—	—

Net cash provided by (used in) financing activities	149	(189)	—	(40)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	149	(45,222)	2,960	(42,113)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	(149)	44,657	18,838	63,346

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$(565)	$21,798	$21,233

17.	Contingencies and Regulatory and Other Matters

The Company is a defendant in various legal matters arising in the ordinary course of business. Management, after consultation with legal counsel, believes at this time that the resolution of these matters will not have a material adverse effect on the Company’s financial position and results of operations. See Part I Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Regulatory and Other Matters” for more information regarding legal and regulatory matters.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
          We are the largest telecommunications service provider in Puerto Rico and the seventh largest local exchange carrier in the United States as measured by access lines in service. We have two reportable segments: Wireline and Wireless. Wireline service, which has been provided since 1914, is marketed under the PRT brand. At March 31, 2006, we had approximately 1.1 million access lines in service, including 826,000 residential and 265,000 business lines. We market our cellular service under the Verizon Wireless brand. The Company’s off-island long distance service is provided by PRTLD and its dial-up Internet access service is provided by Coqui.net. On March 31, 2006, the Company sold its equity interest in the Puerto Rico directory operation and its right to receive 35% of the revenues from the publication of directory advertising. The Company will continue sharing data for the publication of directories under a new amended publishing agreement, and will also offer billing and collection services for the directory advertising sales to its service subscribers. Directory publishing revenues were generated through VISI until March 31, 2006.
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
          Our results of operations, financial position and sources and uses of cash in the current and future periods reflect management’s focus on the following four key areas:
•	Revenue Growth – Our emphasis is on revenue transformation, devoting more resources from traditional markets, where we have been experiencing access line erosion, to higher growth markets such as wireless and broadband, including digital subscriber lines (DSL), as well as expanded data services to enterprise markets. For the quarter ended March 31, 2006, our wireless and broadband services increased by 20% compared to the same period in 2005.

For the quarter ended March 31, 2006, revenues from the growth of wireless areas, in particular post-paid cellular services increased by 27% compared to the same period in 2005. This increase was driven by the net increase of approximately 85,000 post-paid wireless customers as of March 31, 2006 compared to those customers as of March 31, 2005. The data and broadband services revenues for the quarter ended March 31, 2006 increased by 3% compared to the same period in 2005. This increase was driven by strong DSL revenue growth. As of March 31, 2006, the DSL customers were higher by approximately 38,000 compared to those customers as of March 31, 2005.

Operational Efficiency – While focusing resources on growth markets, we are continually challenging our management team to reduce expenses, particularly through technology-assisted productivity improvements. The Company has significantly reduced workforce levels compared to the same period in 2005, which we expect will provide future benefits. At March 31, 2006, the Company had approximately 4,883 full-time employees compared to 5,110 at March 31, 2005.

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
          In February 2006, the Company announced that as part of an agreement for the acquisition of the directory operations in Latin America between Verizon and a US investment firm, the Company signed an agreement to sell its equity interest in the Puerto Rico directory operation and the right to receive 35% of the revenues from the publication of directory advertising. The Company will continue sharing data for the publication of directories under a new amended publishing agreement, and will also offer billing and collection services for the directory advertising sales to its service subscribers. This transaction closed on March 31, 2006. In connection with this sale, the Company received net proceeds of $190 million and recorded a net pretax gain of $185 million with an after-tax gain of $149 million.
          On April 3, 2006, Verizon reached definitive agreements to sell its interests in its Caribbean and Latin American telecommunications operations in three separate transactions to América Móvil, S.A. de C.V. (“América Móvil”), a wireless service provider throughout Latin America, and a company owned jointly by Teléfonos de México, S.A. de C.V. (“Telmex”) and América Móvil. The definitive agreements contemplate the sale by Verizon of its 52% interest in the Company to América Móvil. The transaction is subject to separate regulatory approval. Verizon expects to close the sale of its interests in 2006 or 2007.

CONSOLIDATED RESULTS OF OPERATIONS
          In this section, we discuss our overall results of operations and highlight special and non-recurring items. In the following section we review our consolidated results and the performance of our two segments.
CONSOLIDATED REVENUES

	For the Three Months Ended March 31,
	2006	2005	% Change
	(In millions)
Local	$158	$149	6%
Network Access	54	66	(18)
Long Distance	17	17	—
Cellular	85	66	29
Directory and other	183	14	1,207

Consolidated revenues	$497	$312	59

          Consolidated revenues for the three months ended March 31, 2006 increased $185 million, or 59%, to $497 million from $312 million for the same period in 2005. The increase was primarily the result of an increase in cellular revenues and directory revenues.
          Cellular revenues for the three months ended March 31, 2006 increased $19 million, or 29%, to $85 million from $66 million for the same period in 2005. This increase was mainly the result of an increase in the number of cellular customers due to attractive price plans and the implementation of marketing strategies to align the Company’s product and service offerings with those of Verizon Wireless in the United States and the Universal Service Administration Company (“USAC”) certification of our wireless operation to receive Interstate Common Line Support (“ICLS”) payments since October 2005, for which concept the Company will be receiving approximately $20 million in ICLS payments on a yearly basis.
          Directory and other revenues for the three months ended March 31, 2006 increased $169 million, to $183 million from $14 million for the same period in 2005. This increase was mainly due to the increase in directory revenues as a result of the sale transaction of the Company’s right to receive 35% of the revenues from the publication of directory advertising, which closed on March 31, 2006. The Company received proceeds of $167 million for the publication right, which were recognized under directory revenue.
CONSOLIDATED OPERATING EXPENSES

	For the Three Months Ended March 31,
	2006	2005	% Change
	(In millions)
Cost of services and sales	$93	$76	22%
Selling, general and administrative expenses	141	128	10

Total consolidated operating expenses	$234	$204	15

          Consolidated operating expenses for the three months ended March 31, 2006 increased $30 million, or 15%, to $234 million from $204 million for the same period in 2005.
          Cost of services and sales for the three months ended March 31, 2006 increased $17 million, or 22%, to $93 million from $76 million for the same period in 2005. This increase was mainly due to an increase in activation charges of $17 million resulting from a change in the estimate of the average customer life used for amortizing previously deferred activation revenues.
          Selling, general and administrative expenses for the three months ended March 31, 2006 increased $13 million, or 10%, to $141 million from $128 million for the same period in 2005. This increase was mainly due to the transaction and indemnity costs of $9 million associated with the sale transaction of the Company’s equity interest in the Puerto Rico directory operation and the publication right of directory advertising, and an increase in higher FAS 112 benefits expense of $5 million due to adjustments during the three months ended March 31, 2006 and 2005 to present the FAS 112 liabilities balance according the adjusted actuarial figures.

OTHER CONSOLIDATED RESULTS

	For the Three Months Ended March 31,
	2006	2005	% Change
	(In millions)
Depreciation and amortization	$62	$62	—
Interest expense and others	12	11	9
Equity income in joint venture	(1)	(1)	—
Gain on sale of interest in joint venture	(28)	—	—
Minority interest in consolidated subsidiary	1	1	—
Income tax expense	48	14	243

Total Other Consolidated Results	$94	$87	8

Depreciation and amortization expense
          Depreciation and amortization expense of $62 million for the three months ended March 31, 2006 remained constant in comparison with the 2005 period.
Interest expense, net
          Interest expense of $12 million for the three months ended March 31, 2006 increased $1 million, or 9%, to $12 million from $11 million for the same period in 2005. The increase was primarily due to an increase in interest for the comparable 2005 period.
Equity income from joint venture
          The equity income from joint venture of $1 million for the three months ended March 31, 2006 remained constant in comparison with the 2006 period. The Company generated equity income from joint venture until March 31, 2006, when closed the sale transaction of the Company’s equity interest in the Puerto Rico directory operation.
Gain on sale of interest in joint venture
          In March 31, 2006, the Company closed the sale transaction of its participation in the Company’s equity interest in the Puerto Rico directory operation. The net pretax gain from the sale of the Company’s equity interest was $28 million.
Minority interest in consolidated subsidiary
          The $1 million minority interest included in the Company’s results of operations for the three months ended March 31, 2006 and 2005, respectively, reflects the 33% interest in Coqui.net, held by Popular, Inc., one of our shareholders.
Income taxes
          The effective income tax rate is the provision for income taxes as a percentage of income before tax from continuing operations. A $48 million tax provision for the three months ended March 31, 2006 reflects a 21.9% effective tax rate. The difference in the tax provision of $37 million between the effective and the statutory tax rate of 39%, primarily represents permanent differences mainly due to the sale transaction of the Company’s equity interest in the Puerto Rico directory operation and the right to the revenues from the directory advertising, which were considered as capital gains taxed at a reduced tax rate of 20% and the recognition of the equity income from the joint venture.

SEGMENT RESULTS OF OPERATIONS
          The Company has two reportable segments, Wireline and Wireless. See Note 15 to the unaudited condensed consolidated financial statements for additional information on the Company’s segments. Reclassifications of prior period’s data have been made to conform to the current period’s presentation.
     The Wireline segment consists of:
•	Local services, including basic voice, telephone and telecommunications equipment rentals, value-added services, high-speed data services, and Internet access;

•	Long distance services including direct dial on-island and off-island, operator assisted calls, and prepaid calling card;

•	Access services to long distance carriers, competitive local exchange carriers, and wireless operators for originating and terminating calls on the Company’s network;

•	Directory publishing rights services; and

•	Telecommunication equipment sales and billing and collection services to competing long distance operators in Puerto Rico.
     The Wireless segment consists of:
•	Postpaid and prepaid services; and

•	Wireless equipment sales.

WIRELINE REVENUES

	For the Three Months Ended March 31,
	2006	2005	% Change
	(In millions)
Local	$163	$152	7%
Network Access	55	67	(18)
Long Distance	18	18	—
Directory and Other	184	14	1,214

Total Wireline	$419	$252	66

OPERATING DATA

	For the Three Months Ended March 31,
	2006	2005	% Change
Access Lines in Service (000’s):
Residential	826	881	(6)%
Business	265	280	(5)

Total	1,091	1,161	(6)

          Wireline revenues include local service, network access, long distance, directory and other revenues. For the three months ended March 31, 2006, wireline revenues increased $167 million, or 66%, to $419 million from $252 million for the same period in 2005. The revenue increase is primarily attributable to the sale transaction of the Company’s right to receive 35% of the revenues from the publication of directory advertising, which closed on March 31, 2006. The Company received proceeds of $167 million for the publication right, which were recognized under directory revenue.
Local Services
          Local service revenues include revenues from basic voice, telephone and telecommunications equipment rental, value-added services, high-speed data services, and Internet access. Local service revenues for the three months ended March 31, 2006 increased $11 million, or 7%, to $163 million from $152 million for the comparable 2005 period. This increase was mainly due to higher activation revenues of $10 million resulting from a change in the estimate of the average customer life used for amortizing previously deferred activation revenues. Also, the increase in local service revenues was driven by an increase in the number of customers requesting special services, such as DSL, which resulted in a $3 million increase in DSL revenue. These increases were offset by a decrease of $2 million in basic voices services directly associated with the decrease in access lines.
Network Access
          Network access revenues include revenues from services provided to long distance carriers, competitive local exchange carriers, and wireless operators for originating and terminating calls on our network. These revenues for the three months ended March 31, 2006 decreased $12 million, or 18%, to $55 million compared to $67 million for the same 2005 period. The decrease was mainly due to a decrease of $10 million in interstate regulated access revenues driven by the interstate common line adjusted estimates through the NECA settlement process and a decrease in intra-island access revenues of $3 million due to lower access traffic.
Long Distance
          Long distance revenues include direct dial on-island and off-island, operator-assisted calls and prepaid calling cards revenues. Long distance revenues for the three months ended March 31, 2006 remained constant, at $18 million, for the comparable 2005 period.

Directory and Other
          Directory and other revenues include revenues from directory publishing rights, telecommunication equipment sales and billing and collection services provided to competing long distance operators in Puerto Rico. Directory and other revenues for the three months ended March 31, 2006 increased $170 million to $184 million from $14 million for the same period in 2005 due to an increase in directory revenue of $166 million mainly as a result of the sale transaction of the Company’s right to receive 35% of the revenues from the publication of directory advertising, which closed on March 31, 2006. The Company received proceeds of $167 million for the publication right, which were recognized under directory revenue. Also, the increase in directory and other revenues was due to the increase in other services of $3 million as an effect of the recognition of late payment fees.
WIRELINE EXPENSES AND CHARGES

	For the Three Months Ended March 31,
	2006	2005	% Change
	(In millions)
Cost of services and sales	$64	$52	23%
Selling, general and administrative expenses	114	101	13

Total Wireline	$178	$153	16

          Wireline expenses for the three months ended March 31, 2006 increased $25 million, or 16%, to $178 million from $153 million for the same period in 2005.
Cost of services and sales
          Cost of services and sales for the three months ended March 31, 2006 increased $12 million, or 23%, to $64 million from $52 million for the same period in 2005. The increase was mainly driven by higher activation charges of $13 million resulting from a change in the estimate of the average customer life used for amortizing previously deferred activation charges. The increase was offset by lower material usage charges of $1 million.
Selling, general and administrative expenses
          Selling, general and administrative expenses for the three months ended March 31, 2006 increased $13 million, or 13%, to $114 million from $101 million for the same period in 2005. The increase was mainly due to the transaction and indemnity costs of $9 million associated with the sale transaction of the equity interest in the Puerto Rico directory operation and the publication right of directory advertising, and an increase in FAS 112 benefits expense of $5 million due to adjustments during the three months ended March 31, 2006 and 2005 to present the FAS 112 liabilities balance according the updated actuarial figures. These increases were offset by a decrease in advertising expense of $1 million resulting from the Company’s cost reduction strategy.

WIRELESS REVENUES

	For the Three Months Ended March 31,
	2006	2005	% Change
	(In millions)
Postpaid Cellular	$67	$52	29%
Prepaid Cellular	4	4	—

Wireless Service Revenues	71	56	27
Wireless Equipment and Other	14	10	40

Total Wireless	$85	$66	29

OPERATING DATA

	For the Three Months Ended March 31,
	2006	2005	% Change
Cellular Customers (000’s):
Postpaid	398	314	27%
Prepaid	105	101	4

Total	503	415	21

Postpaid Cellular Average Revenue Per Unit (ARPU)	$52	$55	(5)%
Prepaid Cellular ARPU	13	14	(7)
Combined Cellular ARPU	44	45	(2)
          Revenues from wireless services revenues, and related equipment sales and other for the three months ended March 31, 2006 increased $19 million, or 29%, to $86 million from $66 million for the comparable 2005 period, driven by strong cellular subscriber growth.
Wireless Service Revenues
          Wireless service revenues for the three months ended March 31, 2006 increased $15 million, or 27%, to $71 million from $56 million for the same period in 2005. This increase was mainly due to higher access rent revenue of $9 million due to higher volume at lower rate as a result of an increase of 88,000 cellular customers as of March 31, 2006 compared to those customers as of March 31, 2005 due to attractive price plans and the implementation of marketing strategies to align the Company’s product and service offerings with those of Verizon Wireless in the United States. Also, cellular service revenues for the three months ended March 31, 2006 reflect higher activation charges of $4 million resulting from a change in estimate of the average customer life used for amortizing previously deferred activation charges.
Wireless Equipment and other
          Revenues from wireless equipment sales and other increased $4 million, or 40%, to $14 million for the three months ended March 31, 2006, from $10 million for the comparable 2005 period. This increase is due to an increase in access revenues of $6 million due to the Universal Service Administration Company (“USAC”) certification of our wireless operation to receive Interstate Common Line Support (“ICLS”) payments since October 2005, for which concept the Company will be receiving approximately $24 million in ICLS payments on a yearly basis.

WIRELESS EXPENSES AND CHARGES

	For the Three Months Ended March 31,
	2006	2005	% Change
	(In millions)
Cost of services and sales	$30	$26	15%
Selling, general and administrative expenses	32	31	3

Total Wireless	$62	$57	9

          Wireless expenses for the three months ended March 31, 2006 increased $5 million, or 9%, to $62 million from $57 million for the same period in 2005.
Cost of services and sales
          Cost of services and sales for the three months ended March 31, 2006 increased $4 million, or 15%, to $30 million from $26 million for the same period in 2005. The increase was mainly due to higher activation charges of $4 million resulting from a change in the estimate of the average customer life used for amortizing previously deferred activation charges.
Selling, general and administrative expenses
          Selling, general and administrative expenses for the three months ended March 31, 2006 increased $1 million, or 3%, to $32 million from $31 million for the same period in 2005. The increase was driven by higher advertising expense, consulting expense and management fees.

LIQUIDITY AND CAPITAL RESOURCES
CONSOLIDATED FINANCIAL CONDITION

	For the Three Months Ended March 31,
	2006	2005	Change
	(In millions)
Cash flows from (used in):
Operations	$242	$(15)	$257
Investing	4	(27)	31
Financing	(52)	—	(52)
OVERALL LIQUIDITY ASSESSMENT
          At March 31, 2006, current liabilities exceeded current assets by $33 million. We believe our sources of funds including operations, sales of non-strategic assets and readily available external financing arrangements will be sufficient to meet ongoing requirements.
          On March 31, 2006, the Company completed the sale of its equity interest in the Puerto Rico directory operation and its right to receive 35% of the revenues from the publication of directory advertising. The Company received net proceeds from the sale of $190 million, with an after tax gain of $149 million. The Company intends on using the proceeds to pay dividends and reduce long-term debt.
          On March 1, 2006, the Company entered into two related, unsecured credit facilities, a $275 million revolving credit facility maturing on February 28, 2009, and a $275 million term credit facility, which is available to be drawn in one borrowing at any time until May 1, 2006 and will mature on February 28, 2011. The Company also had an undrawn $40 million working capital credit facility, which was cancelled on February 28, 2006. On May 1, 2006, the term credit facility was drawn in full and proceeds were used for repayment of the senior notes maturing on May 15, 2006. See Note 11 to the consolidated financial statements for more information.
OPERATIONS
          Cash from operations continued to be our primary source of funds. The $257 million increase in cash from operations for the three months ended March 31, 2006 compared to same period in 2005 was primarily due to the proceed of $167 million from the sale of the Company’s right to receive 35% of the revenues from the publication of directory advertising and lower pension contributions of $88 million.
INVESTING
          Net cash provided by investing activities for the three months ended March 31, 2006 was $4 million compared to net cash used in by $27 million for the same period in 2005. The $31 million increase in net cash provided in investing activities was primarily due to the proceed of $23 million of the sale of the Company’s the equity interest in the Puerto Rico directory operation, the proceed of $4 million from a cash sweep related to the sale mentioned above and a decrease of $5 million in capital expenditures and costs of removal as a result of decreased spending on outside plant, mainly in urban projects.
          We have invested approximately $1.4 billion from the date of the Acquisition through March 31, 2006 to expand and enhance our networks. Our planned capital expenditures for 2006 are approximately $154 million, which we expect to finance with internally generated funds.

FINANCING
          Net cash used in financing activities for the quarter ended March 31, 2006 was $52 million. We reduced outstanding debt, including capital leases, by $52 million for the quarter ended March 31, 2006. During the three months ended March 31, 2006, the Company issued net repayments of commercial paper by $52 million reducing the balance at March 31, 2006 to zero.
          The shareholders’ agreement requires the payment of dividends equal to at least 50% of consolidated net income, payable quarterly to the extent funds are legally available. For the first quarter ended March 31, 2006, the Company declared legal dividends of $16 million. Dividend corresponding to the consolidated net income for the first quarter ended March 31, 2006 is expected to be declared in the second quarter 2006. The senior note indentures and credit facility agreements do not contain restrictions on the payment of dividends.
OFF-BALANCE SHEET ARRANGEMENTS
          The Company currently does not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

REGULATORY AND OTHER MATTERS
REGULATORY AND COMPETITIVE TRENDS
          Regulatory activity at the federal and local levels has been primarily directed at meeting challenges in maintaining support for local exchange rates and Universal Service while putting into effect the rate rebalancing and regulatory restructuring required by an increasingly competitive environment. Among the regulatory issues are: rate rebalancing, inter-carrier compensation and high cost support for insular relief.
          We continue to meet the wholesale requirements of new competitors and have signed agreements with various wireless and wireline carriers. These agreements permit them to purchase unbundled network elements, to resell retail services, and to interconnect their networks with ours.
RATE REBALANCING
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
          As a result of repeated delays in the administrative proceeding, on February 3, 2006, the Company withdrew the tariff structure proposed under the Single Zone Plan and filed a motion to dismiss in the related complaint, which motion has been granted by the TRB. PRTC planned to file a new tariff structure in the second quarter of 2006 that will rebalance residential and business service within the context of the current 10 local calling areas, however, due to Puerto Rico’s fiscal and budgeting developments, the filing will most likely take place on the third quarter of 2006.
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
          On November 1, 2004 PRTC filed a Motion for Summary Judgment requesting the dismissal of plaintiff’s claim due to plaintiff’s failure to follow the procedure to object to charges, established by Law 33. Law 33 establishes that a telecommunication services user has twenty days from the receipt of the telecommunications service company invoice to object to charges in the invoice. In the motion, PRTC has argued that since plaintiffs admittedly failed to comply with said procedure their claims are time-barred. The motion is still under the consideration by the Court.
          On May 10, 2005 the Court issued an Order certifying the case as a class action. PRTC sought reconsideration of that decision and a hearing was held on June 20, 2005 to discuss the merits of PRTC’s position. On June 22, 2005 the Court issued an Order confirming its previous decision. As a consequence, a certiorari writ was filed on June 22, 2005. On September 19, 2005 the P.R. Appeals Court denied the same. PRTC sought reconsideration of that decision on October 4. 2005. The reconsideration request was denied on October 11, 2005, therefore PRTC filed a certiorari writ with the Puerto Rico Supreme Court on November 10, 2005. The certiorari writ was denied on January 18, 2006.
          On January 11, 2006, the PRTC filed a motion to dismiss alleging lack of subject matter jurisdiction based on the enactment of Law No. 138 of November 4, 2005. This new law grants the TRB exclusive primary jurisdiction to entertain class actions related to telecommunication services. The hearing scheduled for January 24, 2006 was rescheduled for May 16, 2006 in response to plaintiff’s request for time to oppose PRTC’s motion to dismiss. The court granted the plaintiffs until March 24, 2006 to submit their motions opposing PRTC’s motion to dismiss. In addition the Court granted PRTC until April

24, 2006 to submit its reply. On March 24, 2006 plaintiffs filed a request for sixty additional days to submit their opposing motion. On March 29, 2006 PRTC opposed this request and asked the Court to rule on the jurisdictional matter brought by PRTC. On April 3, 2006, the Court denied plaintiff’s request for extension of time, but has not ruled on PRTC’s motion to dismiss. On April 12, 2006, plaintiff’s filed for reconsideration, which was not considered by the Court. Consequently, on April 28, 2006, plaintiff’s filed an opposition to PRTC’s motion to dismiss arguing that law 138 is unconstitutional. PRTC will file opposition to said motion on the grounds that the same was untimely filed, and therefore the Court has lost jurisdiction of said motion under the Rules of Civil Procedure. In the alternative, and due to the fact that this is an interlocutory proceeding, PRTC will request additional time to file reply and a new date for the argumentative hearing.
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
HIGH COST SUPPORT FOR INSULAR RELIEF
          On December 9, 2005, the FCC issued a Notice of Proposed Rulemaking in which it tentatively concluded to establish a non-rural insular universal service mechanism. The FCC’s proposed mechanism is based on a proposal made by the Company on May 6, 2005. PRTC filed comments in support of the Commission’s tentative conclusion on March 27, 2006. If the FCC’s tentative conclusion were adopted, the Company would be eligible to receive approximately $33 million in annual support based on current investment levels. The Company would be eligible for additional support for its wireless service based on the same per-line support received by the Company. There is no timetable for FCC action on its tentative conclusion, nor any assurances that the FCC will adopt the mechanism as proposed. While the Company currently does not receive high-cost support from the FCC, PRTC does receive significant universal service money under other FCC universal service programs.
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
INTERCONNECTION DISPUTE
          In October 2004, the TRB arbitrated an interconnection contract between WorldNet Telecommunications Inc. (“WorldNet”) and the Company. Among the more significant decisions reached by the TRB, it adopted the arbitrator’s decision to approve a provision that established performance parameters under the contract but rejected the imposition of liquidated damages for failure to meet the performance parameters. Both WorldNet and the Company cross-appealed certain aspects of the TRB’s rulings to the U.S. District Court for the District Court of Puerto Rico pursuant to the federal Communications Act and moved for summary judgment. In early February 2006, the District Court affirmed in part and reversed in part the disputed TRB rulings in early February 2006. Both the Company and the TRB filed notices of appeal to the U.S. Court of Appeals for the First Circuit, which remain pending. The timing and outcome of these appeals are unknown. WorldNet has also requested further proceedings before the TRB with respect to the ruling of the District Court. That request is pending.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
          In this Quarterly Report on Form 10-Q, the Company has made forward-looking statements. These statements are based on the Company’s estimates and assumptions and are subject to certain risks and uncertainties. Forward-looking statements include information concerning possible or assumed future results of operations, as well as those statements preceded or followed by such words as “anticipates,” “believes,” “estimates,” “expects,” “hopes,” “targets” or similar expressions.
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
          Although the Company believes the expectations reflected in its forward-looking statements are reasonable, the Company cannot guarantee its future performance or results of operations. All forward-looking statements in this report are based on information available to the Company on the date of this report; however, the Company is not obligated to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The risks described above and elsewhere in this report, including in Part II, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” should be considered when reading any forward-looking statements in this report. Given these uncertainties and risks, the reader should not place undue reliance on these forward-looking statements.
CRITICAL ACCOUNTING POLICIES
General
          The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles for annual financial statements have been condensed or omitted pursuant to such rules and regulations.
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

Allowance for Doubtful Accounts
          The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Because of uncertainties inherent in the estimation process, the Company’s estimate of losses and the related allowance may change. The Company does not depend on any single customer for its business.
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
          A Puerto Rico law was passed in August 2005, providing for an additional 2.5% tax on corporate taxpayers with taxable income of $20,000 or more for tax years 2005 and 2006. The effectiveness of the law was contingent upon the approval of Joint Resolution 445 which related to the 2005-2006 Governmental Budget. The Governor of Puerto Rico vetoed Joint Resolution 445; therefore, the deferred taxes as of March 31, 2006 and December 31, 2005 do not reflect the additional tax of 2.5%. Should this law take effect, its estimated impact would be to increase the deferred tax asset by $2.1 million and $3.2 million as of March 31, 2006 and December 31, 2005, respectively and to decrease the income tax provision by $1.8 million and $2.8 million as of March 31, 2006 and December 31, 2005, respectively.
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
          The following table summarizes the fair value of our senior notes and interest rate swap at March 31, 2006 and December 31, 2005 and provides a sensitivity analysis of the fair values of these instruments assuming a 100 basis point increase or decrease in the yield curve. The sensitivity analysis does not include the fair values of our floating-rate debt since it is not significantly affected by changes in market interest rates.

			Fair Value
			Assuming 100 Basis Point
	Carrying Amount	Fair Value	Increase	Decrease
	(In thousands)
March 31, 2006:

Senior notes	$699,931	$705,530	$696,691	$714,663
Interest rate swap	(1,092)	(1,092)	(1,464)	(720)

Total	$698,839	$704,438	$695,227	$713,943

December 31, 2005:

Senior notes	$699,919	$711,120	$700,558	$722,038
Interest rate swap	(1,080)	(1,080)	(1,446)	(713)

Total	$698,839	$710,040	$699,112	$721,325

ITEM 4. CONTROLS AND PROCEDURES
          The Company maintains disclosure controls and procedures, as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed in the Company’s reports that are filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. In designing and evaluating the Company’s disclosure controls and procedures, the Company’s Chief Executive Officer and Chief Financial Officer recognized that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures, as of the end of the period covered by this report (the “Evaluation Date”). They have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.
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
Item 1A. Risk Factors
          There have been no material changes from our risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.
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
          TELECOMUNICACIONES DE PUERTO RICO, INC.

By:	/s/ Cristina M. Lambert

Name:	Cristina M. Lambert
Title:	President and Chief Executive Officer
Date:	May 15, 2006

By:	/s/ Héctor Houssay

Name:	Héctor Houssay
Title:	Vice President Finance and Chief Financial Officer
Date:	May 15, 2006

By:	/s/ Rafael Otaño

Name:	Rafael Otaño
Title:	Controller
Date:	May 15, 2006

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION

3.1	Certificate of Incorporation of Telecomunicaciones de Puerto Rico, Inc. (Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement filed on Form S-4, as amended (File 333-85503)).

3.2	Certificate of Amendment to the Certificate of Incorporation of Telecomunicaciones de Puerto Rico, Inc. (Incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (File 333-85503)).

3.3	By-Laws of Telecomunicaciones de Puerto Rico, Inc. (Incorporated by reference to Exhibit 3.4 of the Company’s Registration Statement filed on Form S-4, as amended (File 333-85503)).

4.1	Trust Indenture dated as of May 20, 1999 between Telecomunicaciones de Puerto Rico, Inc. and The Bank of New York. (Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement filed on Form S-4, as amended (File 333-85503)).

10.1	Shareholders Agreement, dated as of March 2, 1999, by and among Telecomunicaciones de Puerto Rico, Inc., GTE Holdings (Puerto Rico) LLC, GTE International Telecommunications Incorporated, Popular, Inc., Puerto Rico Telephone Authority and the shareholders of Telecomunicaciones de Puerto Rico, Inc., who shall from time to time be parties thereto as provided therein. (Incorporated by reference to Exhibit 10.5 of the Company’s Registration Statement filed on Form S-4, as amended (File 333-85503)).

10.2	Non-Competition Agreement, dated as of March 2, 1999, by and among Telecomunicaciones de Puerto Rico, Inc, GTE Holdings (Puerto Rico) LLC, GTE International Telecommunications Incorporated, Popular, Inc., Puerto Rico Telephone Authority, and the Government Development Bank for Puerto Rico. (Incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement filed on Form S-4, as amended (File 333-85503)).

10.3	Trust Agreement of the Employee Stock Ownership Plan of Telecomunicaciones de Puerto Rico, Inc., dated as of March 2, 1999, by and between U.S. Trust, National Association and Telecomunicaciones de Puerto Rico, Inc. (Incorporated by reference to Exhibit 10.12 of the Company’s Registration Statement filed on Form S-4, as amended (File 333-85503)).

10.4	ESOP Loan Agreement, dated as of March 2, 1999, by and between the Trust of the Employee Stock Ownership Plan of Telecomunicaciones de Puerto Rico, Inc. and Telecomunicaciones de Puerto Rico, Inc. (Incorporated by reference to Exhibit 10.13 of the Company’s Registration Statement filed on Form S-4, as amended (File 333-85503)).

10.5	Pledge Agreement, dated as of March 2, 1999, by and between the Trust of the Employee Stock Ownership Plan of Telecomunicaciones de Puerto Rico, Inc. and Telecomunicaciones de Puerto Rico, Inc. (Incorporated by reference to Exhibit 10.15 of the Company’s Registration Statement filed on Form S-4, as amended (File 333-85503)).

10.6	Tag Along Agreement, dated as of March 2, 1999, by and among GTE Holdings (Puerto Rico) LLC, GTE International Telecommunications Incorporated, and the Trust of the Employee Stock Ownership Plan of Telecomunicaciones de Puerto Rico, Inc. (Incorporated by reference to Exhibit 10.16 of the Company’s Registration Statement filed on Form S-4, as amended (File 333-85503)).

10.7	Commercial Paper Dealer Agreement 4(2) Program among Telecomunicaciones de Puerto Rico, Inc., as Issuer; Puerto Rico Telephone Company, Inc. and Celulares Telefónica, Inc., as Guarantors; and Merrill Lynch Money Markets Inc., as Dealer for notes with maturities up to 240 days; Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Dealer for notes with maturities over 270 days up to 365 days. Concerning notes to be issued pursuant to an Issuing and Paying Agency Agreement dated as of November 9, 2000 between the Issuer and The Chase Manhattan Bank, as Issuing and Paying Agent. (Incorporated by reference to Exhibit 10.25 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File 333-85503)).

EXHIBIT
NUMBER	DESCRIPTION

10.8	Commercial Paper Dealer Agreement 4(2) Program among Telecomunicaciones de Puerto Rico, Inc., as Issuer; Puerto Rico Telephone Company, Inc. and Celulares Telefónica, Inc., as Guarantors; and Salomon Smith Barney Inc., as Dealer. Concerning notes to be issued pursuant to an Issuing and Paying Agency Agreement dated as of November 9, 2000 between the Issuer and The Chase Manhattan Bank, as Issuing and Paying Agent. (Incorporated by reference to Exhibit 10.26 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File 333-85503)).

10.9	Commercial Paper Dealer Agreement 4(2) Program among Telecomunicaciones de Puerto Rico, Inc., as Issuer; Puerto Rico Telephone Company, Inc. and Celulares Telefónica, Inc., as Guarantors; and Banc of America Securities LLC. Concerning notes to be issued pursuant to an Issuing and Paying Agency Agreement dated as of November 9, 2000 between the Issuer and The Chase Manhattan Bank, as Issuing and Paying Agent. (Incorporated by reference to Exhibit 10.27 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File 333-85503)).

10.10	Commercial Paper Dealer Agreement 4(2) Program among Telecomunicaciones de Puerto Rico, Inc., as Issuer; Puerto Rico Telephone Company, Inc. and Celulares Telefónica, Inc., as Guarantors; and Popular Securities, Inc., as Dealer for notes with maturities up to 365 days. Concerning notes to be issued pursuant to an Issuing and Paying Agency Agreement dated as of November 9, 2000 between the Issuer and The Chase Manhattan Bank, as Issuing and Paying Agent. (Incorporated by reference to Exhibit 10.28 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File 333-85503)).

10.11	Issuing and Paying Agency Agreement dated as of November 9, 2000, by and among Telecomunicaciones de Puerto Rico, Inc., as Issuer, Puerto Rico Telephone Company and Celulares Telefónica, Inc., as Guarantors, and The Chase Manhattan Bank, as Issuing and Paying Agent. (Incorporated by reference to Exhibit 10.29 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File 333-85503)).

10.12	Letter Amendment, to the March 2, 1999 Shareholders Agreement, dated as of May 25, 2001, by and among Telecomunicaciones de Puerto Rico, Inc., GTE Holdings (Puerto Rico) LLC, GTE International Telecommunications Incorporated, Popular, Inc., and the Puerto Rico Telephone Authority. (Incorporated by reference to Exhibit 10.25 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001 (File 333-85503)).

10.13	ISDA Master Agreement, dated August 29, 2001, by and among Telecomunicaciones de Puerto Rico, Inc., as the Counterparty, Puerto Rico Telephone Company and Celulares Telefónica, Inc., as Guarantors, and Bank of America, N.A., as the Bank. (Incorporated by reference to Exhibit 10.27 of the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2001 (File 333-85503)).

10.14	ISDA Master Agreement, dated August 29, 2001, by and among Telecomunicaciones de Puerto Rico, Inc., as the Counterparty, Puerto Rico Telephone Company and Celulares Telefónica, Inc., as Guarantors, and Citibank, N.A., as the Bank. (Incorporated by reference to Exhibit 10.28 of the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2001 (File 333-85503)).

10.15	Collective Bargaining Agreement between the Puerto Rico Telephone Company and the Independent Brotherhood of Telephone Company Employees effective from January 1, 2004 until December 31, 2008. Approved on April 15, 2004. (Incorporated by reference to Exhibit 10.29 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (File 333-85503)).

10.16	$40,000,000 working capital revolving credit agreement dated as of June 30, 2004, among Telecomunicaciones de Puerto Rico, Inc., as Borrower, Puerto Rico Telephone Company, Inc., as Guarantor and Banco Popular de Puerto Rico, as Lender and Administrative Agent. (Incorporated by reference to Exhibit 10.30 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File 333-85503)).

10.17	Collective Bargaining Agreement between the Puerto Rico Telephone Company and the Independent Union of Telephone Employees of Puerto Rico effective from January 18, 2003 until January 17, 2006. Approved on February 13, 2003. English Version. (Incorporated by reference to Exhibit 10.31 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File 333-85503)).

EXHIBIT
NUMBER	DESCRIPTION

10.18	Collective Bargaining Agreement between the Puerto Rico Telephone Company and the Independent Brotherhood of Telephone Company Employees effective from January 1, 2004 until December 31, 2008. Approved on April 15, 2004. English Version. (Incorporated by reference to Exhibit 10.32 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File 333-85503)).

10.19	$30,000,000 1-Year term credit agreement dated as of May 17, 2004, among Telecomunicaciones de Puerto Rico, Inc., as Borrower, Puerto Rico Telephone Company, Inc., as Guarantor and Banco Bilbao Vizcaya Argentaria Puerto Rico, as Administrative Agent. (Incorporated by reference to Exhibit 10.33 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File 333-85503)).

10.20	364-Day Credit Agreement dated as of March 1, 2005, among Telecomunicaciones de Puerto Rico, Inc., as Borrower, Puerto Rico Telephone Company, Inc., as Guarantor, the Initial Lenders named therein, Citibank, N.A., as Administrative Agent, Banco Bilbao Vizcaya Argentaria Puerto Rico and Bank of Nova Scotia, as Syndication Agents, and Banco Popular de Puerto Rico and Firstbank Puerto Rico, as Co-documentation Agents. (Incorporated by reference to Exhibit 10.34 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File 333-85503)).

10.21	First amendment dated June 30, 2005 to the $40,000,000 revolving credit agreement dated as of June 30, 2004, among Telecomunicaciones de Puerto Rico, Inc., as Borrower, Puerto Rico Telephone Company, Inc., as Guarantor and Banco Popular de Puerto Rico, as Lender and Administrative Agent. (Incorporated by reference to Exhibit 10.23 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File 333-85503)).

10.22	Collective Bargaining Agreement between the Puerto Rico Telephone Company and the Independent Union of Telephone Employees of Puerto Rico effective from January 18, 2006 until January 17, 2011. Approved on October 20, 2005. (Incorporated by reference to Exhibit 10.24 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (File 333-85503)).

10.23	$600,000,000 Credit Agreement dated as of February 28, 2006, among Telecomunicaciones de Puerto Rico, Inc., as Borrower, Puerto Rico Telephone Company, Inc., as Guarantor, the Initial Lenders named therein, Citibank, N.A., as Administrative Agent, Banco Bilbao Vizcaya Argentaria Puerto Rico and Scotiabank of Puerto Rico, as Co-Syndication Agents, and Banco Popular de Puerto Rico and The Bank of Tokyo-Mitsubishi UFG, LTD., New York Branch, as Co-documentation Agents. (Incorporated by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (File 333-85503)).

10.24	ESOP Loan Agreement dated as of November 4, 2005, by and between the Trust of the Employee Stock Ownership Plan of Telecomunicaciones de Puerto Rico, Inc. and Telecomunicaciones de Puerto Rico, Inc. (Incorporated by reference to Exhibit 10.24 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (File 333-85503)).

10.25	Share and publication rights purchase agreement dated as of February 28, 2006 by an d between PRTC Directories, Inc., Puerto Rico Telephone Company, Inc. and CII Acquisition Corp (Filed herewith).

31.1	Certification of Principal Executive Officer (Filed herewith).

31.2	Certification of Principal Financial Officer (Filed herewith).

32.1	Certification Required by 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith).