Form 10-Q
period 2006-06-30
TELECOMUNICACIONES DE PUERTO RICO INC
filed 2006-08-14
CIK 1089357

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: June 30, 2006
Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission File Number 333-85503
Telecomunicaciones de Puerto Rico, Inc.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Commonwealth of Puerto Rico (STATE OR OTHER JURISDICTION OF	66-0566178 (IRS EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)

1515 FD Roosevelt Avenue
Guaynabo, Puerto Rico (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	00968 (ZIP CODE)
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
YES ☐ NO ☑
At August 14, 2006, 25 million shares of no par common stock of the registrant were outstanding.

INDEX
Telecomunicaciones de Puerto Rico, Inc. and Subsidiaries

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
Telecomunicaciones de Puerto Rico, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands)

	(Unaudited)
	June 30,	December 31,
	2006	2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$159,465	$55,086
Accounts receivable, net of allowance for doubtful accounts of $82,531 and $76,815 in 2006 and 2005, respectively	196,285	227,629
Deferred income tax	26,754	18,324
Inventory and supplies, net	31,276	47,431
Prepaid expenses	18,487	20,571

Total current assets	432,267	369,041
PROPERTY, PLANT AND EQUIPMENT, net	1,297,236	1,351,510
GOODWILL	126,927	126,927
INTANGIBLES, net	202,256	209,357
DEFERRED INCOME TAX	182,256	205,853
OTHER ASSETS	95,129	115,271

TOTAL ASSETS	$2,336,071	$2,377,959

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$—	$452,042
Other current liabilities	259,693	172,961

Total current liabilities	259,693	625,003
LONG-TERM DEBT, excluding current portion	574,939	299,812
PENSION AND OTHER POST-EMPLOYMENT BENEFITS	534,495	563,395
OTHER NON-CURRENT LIABILITIES	121,481	136,345

Total liabilities	1,490,608	1,624,555

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY	17,641	16,555

SHAREHOLDERS’ EQUITY:
Common stock	705,516	705,516
Deferred ESOP compensation	(26,042)	(26,042)
Retained earnings	319,659	228,877
Accumulated other comprehensive loss, net of taxes	(171,311)	(171,502)

Total shareholders’ equity	827,822	736,849

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,336,071	$2,377,959

The accompanying notes are an integral part of these financial statements.

Telecomunicaciones de Puerto Rico, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
REVENUES:
Local services	$146,077	$149,596	$303,841	$298,845
Access services	54,307	52,207	108,145	117,989
Long distance services	15,761	13,012	32,967	30,513
Cellular services	91,301	65,410	176,316	130,836
Directory services and other	10,642	15,412	194,061	29,797

Total revenues	318,088	295,637	815,330	607,980

OPERATING COSTS AND EXPENSES:
Cost of Services and Sales	80,209	80,047	175,576	155,543
Selling, general and administrative expenses	131,075	123,894	269,178	252,269
Early retirement and voluntary separation provision	—	1,687	—	1,687
Depreciation and amortization	61,569	60,060	123,656	121,909

Total operating costs and expenses	272,853	265,688	568,410	531,408

OPERATING INCOME	45,235	29,949	246,920	76,572

OTHER INCOME (EXPENSE):
Interest expense, net	(9,467)	(11,380)	(21,515)	(22,468)
Equity (loss) income from joint venture	(86)	248	28,198	1,112
Minority interest in consolidated subsidiary	(389)	(746)	(1,087)	(1,407)

Total other income (expense), net	(9,942)	(11,878)	5,596	(22,763)

INCOME BEFORE INCOME TAX EXPENSE	35,293	18,071	252,516	53,809

INCOME TAX EXPENSE	13,668	7,104	61,459	20,854

NET INCOME	$21,625	$10,967	$191,057	$32,955

The accompanying notes are an integral part of these financial statements.

Telecomunicaciones de Puerto Rico, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
(In thousands)

				Accumulated
				Other
	Common	Deferred ESOP	Retained	Comprehensive
	Stock	Compensation	Earnings	Loss	Total
BALANCE DECEMBER 31, 2005	$705,516	$(26,042)	$228,877	$(171,502)	$736,849
(UNAUDITED)
Dividends paid	—	—	(15,559)	—	(15,559)
Dividends declared	—	—	(84,716)	—	(84,716)
Comprehensive income:
Net income	—	—	191,057	—	191,057
Other comprehensive loss, net of taxes:
Minimum pension liability adjustment	—	—	—	191	191

Comprehensive income	—	—	—	—	191,248

BALANCE JUNE 30, 2006	$705,516	$(26,042)	$319,659	$(171,311)	$827,822

The accompanying notes are an integral part of these financial statements.

Telecomunicaciones de Puerto Rico, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	For the Six Months Ended June 30,
	2006	2005
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$191,057	$32,955
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	123,656	121,909
Provision for uncollectible accounts	26,744	24,129
Deferred income tax expense	15,167	16,701
Employee retirement benefits expense	55,751	49,401
Equity income from joint venture	(665)	(1,112)
Early retirement and voluntary separation provision	—	1,687
Gain on sale of building	—	(207)
Gain on sale of interest in joint venture	(27,533)	—
Minority interest in consolidated subsidiary	1,087	1,407
Changes in assets and liabilities:
Accounts receivable	4,600	22,199
Inventory and supplies	16,155	2,692
Prepaid expenses and other assets	23,968	4,839
Other current and non-current liabilities	(12,769)	(56,440)
Pension and other post-employment benefits	(84,652)	(111,962)

Net cash provided by operating activities	332,566	108,198

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, including removal costs	(62,279)	(79,720)
Proceeds from sale of investment	26,651	1,136

Net cash used in investing activities	(35,628)	(78,584)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of short-term debt, including capital leases	(452,000)	—
Borrowings of long-term debt	275,000	—
Dividends Paid	(15,559)	(3,248)

Net cash used in financing activities	(192,559)	(3,248)

NET INCREASE IN CASH AND CASH EQUIVALENTS	104,379	26,366
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	55,086	63,346

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$159,465	$89,712

The accompanying notes are an integral part of these financial statements.

TELECOMUNICACIONES DE PUERTO RICO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1.	Business / Corporate Structure

Telecomunicaciones de Puerto Rico, Inc., a Puerto Rico corporation (The “Company”), holds 100% of the common stock of Puerto Rico Telephone Company, Inc. (“PRTC”), PRT Larga Distancia, Inc. (“PRTLD”), and Datacom Caribe, Inc. (“Datacom”). The Company holds a 67% interest in Coqui.net Corporation (“Coqui.net”), in which Popular, Inc., one of our shareholders, holds the remaining 33% interest. The Company also held a 24% interest in Verizon Information Services Puerto Rico, Inc. S en C. (“VISI”), in which GTE Holdings (Puerto Rico) LLC, our majority shareholder, held a 36% interest. On March 31, 2006, the Company sold its equity interest in the Puerto Rico directory operation and its right to receive 35% of the revenues from the publication of directory advertising. The Company will continue sharing data for the publication of directories under a new amended publishing agreement, and will also offer billing and collection services for the directory advertising sales to its service subscribers. Directory publishing revenues were generated through VISI until March 31, 2006. As incumbent local exchange carrier for the island of Puerto Rico, we provide both wireline and wireless services (the latter using the Verizon Wireless brand name). The Company’s off-island long distance service is provided by PRTLD and its Internet access service is provided by Coqui.net.

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

Recent Accounting Pronouncements

Uncertainty in Income Taxes

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 requires the use of a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions. The Company is required to adopt FIN 48 effective January 1, 2007. The cumulative effect of initially adopting FIN 48 will be recorded as an adjustment to opening retained earnings in the year of adoption and will be presented separately. Only tax positions that meet the more likely than not recognition threshold at the effective date may be recognized upon adoption of FIN 48. The Company is currently evaluating the impact this new standard will have on our future results of operations and financial position.

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

Goodwill and Other Intangibles

Goodwill

Goodwill is the excess of the acquisition cost of businesses over the fair value of the identifiable net assets acquired. SFAS No. 142 “Goodwill and Other Intangible Assets” no longer permits the amortization of goodwill and other indefinite-lived intangible assets acquired in a business combination. Impairment testing for goodwill is performed at least annually unless indicators of impairment exist according to SFAS No. 142. The impairment test for goodwill uses a two-step approach, which is performed at the reporting unit level. Step one compares the fair value of the reporting unit (calculated using a discounted cash flow method) to its carrying value. If the carrying value exceeds the fair value, there is a potential impairment and step two must be performed. Step two compares the carrying value of the reporting unit’s goodwill to its implied fair value (i.e., fair value of reporting unit less the fair value of the unit’s assets and liabilities, including identifiable intangible assets). If the carrying value of goodwill exceeds its implied fair value, the excess is required to be recorded as an impairment. The Company is currently undergoing its annual evaluation of goodwill using the fair value approach for each reporting unit to determine if there is an impairment exposure and the impact it would have on the Company’s results of operations for 2006.

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
3.	Gain on sale of interest in joint venture
In February 2006, the Company signed an agreement to sell its participation in the Company’s equity interest in the Puerto Rico directory operation for $23 million and the Company’s right to receive 35% of the revenues from the publication of directory advertising for $167 million. The transaction closed on March 31, 2006. The net pretax gain from the sale of the Company’s equity interest was $28 million, which is included in “Equity (loss) income from joint venture”, and the net pretax gain from the sale of the Company’s right was $158 million, which is included in “Directory services and other”. Both transactions are included in the six months ended June 30, 2006 consolidated statement of operations. The proceeds were used to pay dividends and long-term debt. The Company will continue sharing data for the publication of directories under a new amended publishing agreement, and will also offer billing and collection services for the directory advertising sales to its service subscribers.
4.	Property, Plant and Equipment
Property, plant and equipment consist of:

	Remaining Useful	June 30,	December 31,
	Lives (Yrs)	2006	2005
		(In thousands)
Outside plant	9.0	$2,217,551	$2,198,892
Central office and transmission equipment	3.8	1,281,443	1,282,713
Equipment and other	2.7	271,724	273,245
Buildings	14.6	326,920	324,988
Land	N/A	25,547	25,500

Gross plant in service		4,123,185	4,105,338
Less: accumulated depreciation		2,858,450	2,772,489

Net plant in service		1,264,735	1,332,849
Construction in progress		32,501	18,661

Total		$1,297,236	$1,351,510

5.	Goodwill
Following is a breakdown of goodwill:

	Carrying Value
	June 30,	December 31,
	2006	2005
	(In thousands)
Wireline (PRTC)	$102,731	$102,731
Dial-up Internet (Coqui.net)	24,196	24,196

Total	$126,927	$126,927

6.	Intangibles
Following is a breakdown of intangibles:

	Carrying Value
	June 30,	December 31,
	2006	2005
	(In thousands)
Indefinite Life:
Wireline concession	$85,120	$85,120
FCC Cellular licenses	23,855	23,855

Total Indefinite Life	$108,975	$108,975

	June 30, 2006			December 31, 2005
	(In thousands)
	Cost	Acc. Amort	Book Value	Cost	Acc. Amort	Book Value
Definite Life:
Wireline trade name	$48,400	$14,186	$34,214	$48,400	$13,218	$35,182
Software licenses	132,344	73,277	59,067	126,720	61,520	65,200

Total Definite Life	$180,744	$87,463	$93,281	$175,120	$74,738	$100,382
Plus: Total Indefinite Life			108,975			108,975

Total	$180,744	$87,463	$202,256	$175,120	$74,738	$209,357

The following table presents expected amortization expense of existing intangible assets as of June 30, 2006 and for each of the following years (in thousands):

Aggregate Amortization expense:
For the six months ended June 30, 2006		$12,718

Expected amortization expense:
For the remainder of 2006		$13,501
For the years ending December 31,	2007	24,177
	2008	19,762
	2009	14,812
	2010	7,456
Intangible asset amortization expense was $6 million and $5 million for the three months ended June 30, 2006 and 2005, respectively, and $13 million and $10 million for the six months ended June 30, 2006 and 2005, respectively.
7.	Other assets
 Other assets consist of:

	June 30,	December 31,
	2006	2005
	(In thousands)
Deferred activation and installation costs	$48,553	$68,422
Notes receivable-equipment sales	666	1,995
Deferred pension asset	41,729	41,729
Deferred financing costs, net	976	1,359
Other assets	3,205	1,766

Total	$95,129	$115,271

Customer activation fees, along with the related costs up to but not exceeding the activation fees, are deferred and amortized over the customer relationship period, as required by Staff Accounting Bulletin “SAB” 104. However, customer activation fees are subject to additional consideration when wireless handsets are sold to the customers at a discount and recorded as equipment sales revenue. During the six months ended June 30, 2006, the customer relationship period was reviewed and changed to 4 years from 5 years for wireline customers and to 2 years from 3 years for wireless customers. This change in estimate resulted in an increase of $15 million in activation and installation revenues and a corresponding in activation and installation expenses by the same amount. This change in estimate does not impact operating income nor net income.
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
The estimated components of the net pension and other post-employment benefit expenses for the three months and six months ended June 30, 2006 and 2005 are presented below.
(In thousands)

	Pension and Lump Sum Benefits				Post- Retirement Benefits
	For the Three Months Ended June 30,		For the Six Months Ended June 30,		For the Six Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005	2006	2005	2006	2005

Service cost	$6,560	5,714	$13,121	$11,428	$1,985	$1,556	3,970	3,112
Interest cost	19,300	18,259	38,601	36,518	9,214	8,218	18,428	16,436
Expected return on plan assets	(19,474)	(18,135)	(38,947)	(36,270)	—	—	—
Amortization of unrecognized:			—	—			—
Transition obligation	90	90	180	180	551	551	1,102	1,102
Prior service cost (benefit)	912	783	1,824	1,566	(2,306)	(2,463)	(4,612)	(4,926)
Actuarial loss, net	5,922	5,549	11,844	11,098	5,120	4,579	10,240	9,158

Total net amortization and deferral	$13,310	$12,260	$26,623	$24,520	$14,564	$12,441	$29,128	$24,882

Cash Flows
Our estimate of the amount and timing of required qualified pension trust contributions for 2006 is approximately $102 million. We anticipate approximately $1 million in contributions to the non-qualified pension plans and approximately $24 million to the other post-retirement benefit plans in 2006. As of June 30, 2006, we have contributed approximately $70 million to the qualified pension trust and approximately $15 million to the other post-retirement benefit plan. We have sufficient liquid resources to fund the remainder of the contribution.
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
As of June 30, 2006 and 2005 the Employee Stock Ownership Plan (“ESOP”) owns 7% of the outstanding capital stock of the Company.

10. Other Current Liabilities
Other current liabilities consist of:

	June 30,	December 31,
	2006	2005
	(In thousands)
Accounts payable	$99,149	$43,719
Accrued expenses	89,280	74,805
Employee benefit accruals	49,919	39,991
Carrier payables	9,887	7,812
Taxes	7,146	730
Interest	4,312	5,904

Total	$259,693	$172,961

11. Debt
Debt consists of:

	June 30,	December 31,
	2006	2005
	(In thousands)
Senior notes
Due May 15, 2006 at 6.65%	—	399,990
Due May 15, 2009 at 6.80%	299,939	299,929
Term credit facilities:
Due February 28, 2011 at 55 basis points over	275,000	—
LIBOR - 5.84% at June 30, 2006
Commercial paper	—	52,000
Deferred derivative and Interest rate swap	—	(107)
Capital leases	—	42

Total	574,939	751,854
Less short-term debt	—	452,042

Long-term debt	$574,939	$299,812

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
On March 1, 2005, the Company entered into an unsecured, $400 million 364-day revolving credit facility. The intended purpose of this facility was for working capital purposes and served as backstop facility for the commercial paper program. This facility matured on February 28, 2006, on which date the Company entered into a replacement facility.
The replacement facility consists of two related, unsecured credit facilities, a $275 million revolving credit facility maturing on February 28, 2009, and a $275 million term credit facility maturing on February 28, 2011 that was drawn on May 1, 2006, for the repayment of the $400 million 6.65% Senior Notes due on May 15, 2006. At the option of the

Company, the maximum amount which may be borrowed under the revolving credit facility may be increased at any time prior to maturity to $300 million. Amounts borrowed under these facilities are guaranteed by PRTC, and bear interest at the applicable LIBOR rate plus margins applicable to each facility or at the base rate; which is the higher of the base rate publicly announced by the administrative agent from time to time or the Federal Funds rate plus 0.5%, plus margins applicable to each facility. Accrued interest on Eurodollar rate borrowings is payable based on elected intervals of one, two, three or six months or other interest period as the Company may select, subject to certain conditions. Accrued interest on base rate borrowings is payable quarterly. The Company is also required to pay a quarterly facility fee on commitments under the revolving credit facility, irrespective of usage, and a commitment fee on commitments under the term credit facility until utilized. The revolving credit facility and the term credit facility contain covenants, including negative covenants and financial ratios, and events of default which are substantially the same as those which existed under the 364-day facility that was replaced. The revolving credit facility is for working capital purposes and serves as backstop facility for the commercial paper program.
On August 31, 2001, the Company entered into an interest rate swap contract with a national amount of $150 million. In September 2002, the Company drew the value out of the hedge position without changing the fixed/floating funding mix of the original swap transaction. This transaction resulted in cash proceeds of $11 million, reflected in cash from operations as required by SFAS No. 104, and created a deferred derivative, which was fully amortized by April 2006. The purpose of the swap was to hedge against changes in the fair market value of the Company’s senior notes to achieve a targeted mix of fixed and variable rate debt. The swap received interest at a fixed rate of 6.65% and paid interest at a net variable rate equal to six month LIBOR plus 170 basis points, with semiannual settlements and reset dates every May 15 and November 15 until maturity of the May 15, 2006 senior notes. The swap was entered into “at market” and as a result, there was no exchange of premium at the initial date of the swap. PRTC was guarantor of the interest rate swap. The interest rate swap matured on May 15, 2006, and all interest payable due regarding the transaction was paid in full at maturity. On May 15, 2006, the Company paid a total of $424 million, of principal & interest of the $400 million senior notes due on that date, of which $275 million was refinanced with the Term Credit Facility that is due on February 28, 2011 and $149 million was paid with cash from operations.
Aggregate maturities of the senior notes and term credit facilities are as follow:

Year		Amount
		(In thousands)
2009	Senior note	$300,000
2011	Term Loan	275,000

Total		$575,000

Currently, the Company is in compliance with all debt covenant agreements and with the financial ratios as specified in term facilities.
12. Other Non-Current Liabilities
Other non-current liabilities consist of:

	June 30,	December 31,
	2006	2005
	(In thousands)
Deferred activation and installation revenues	$48,553	$68,422
Customer deposits	26,172	26,297
Other liabilities	46,756	41,626

Total	$121,481	$136,345

13. Shareholders’ Equity
Common Stock
Common stock consists of fifty million authorized shares, no par value, of which twenty five million shares were outstanding at June 30, 2006 and December 31, 2005.
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
Declared dividends for financial reporting purposes were the following:

2006		2005
(In thousands)		(In thousands)
4th Quarter	$—	4th Quarter	$27,144
3rd Quarter	—	3rd Quarter	16,200
2nd Quarter	84,716	2nd Quarter	14,875
1st Quarter	15,559	1st Quarter	3,248

Total	$100,275	Total	$61,467

The senior notes indentures and credit facility agreements do not contain dividend restrictions. The Company declared legal dividends of approximately $100 million during 2006 and paid and declared legal dividends of $63 million during 2005. However, the legal dividends were adjusted for the dividends of the ESOP unallocated shares by $2 million during 2005, only for financial reporting purposes. Dividend corresponding to the consolidated net income for the second quarter ended June 30, 2006 is expected to be declared in the third quarter 2006.
14. Fair Value of Financial Instruments
The carrying amounts and fair values of the Company’s financial instruments at June 30, 2006 and December 31, 2005 are as follows:

	June 30,		December 31,
	2006		2005
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In thousands)
Assets:
Cash and cash equivalents	$159,465	$159,465	$55,086	$55,086
Accounts receivable	196,285	196,285	227,629	227,629
Liabilities:
Other current liabilities	$259,693	$259,693	$172,961	$172,961
Short-term debt	—	—	452,042	454,172
Long-term debt, including interest rate swap in 2005	574,939	581,438	299,812	308,883

15. Segment Reporting
The Company has two reportable segments: Wireline and Wireless.
The Wireline segment consists of:
•	Local services, including basic voice, telephone and telecommunications equipment rentals, value-added services, high-speed private line services, and Internet access;

•	Access services to long distance carriers, competitive local exchange carriers, and wireless operators for originating and terminating calls on the Company’s network;

•	Long distance services including direct dial on-island and off-island, operator assisted calls, and prepaid calling card;

•	Directory publishing rights services; and

•	Telecommunication equipment sales and billing and collection services to competing long distance operators in Puerto Rico.
The Wireless segment consists of:
•	Postpaid and Prepaid services; and

•	Wireless equipment sales.
Segment results for the Company are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
	(In thousands)
Wireline:
Revenues -
Local services	$151,016	$153,805	$313,607	$306,233
Access services	55,406	53,221	110,326	120,637
Long distance services	16,216	13,069	33,877	30,657
Directory services and other	10,847	15,412	194,376	29,900

Total revenues	$233,485	$235,507	$652,186	$487,427

Operating income	$23,305	$28,487	$211,595	$75,100

Wireless:
Revenues-
Cellular services	$92,120	$65,514	$177,938	$132,077

Operating income	$21,930	$1,462	$35,325	$1,472

Consolidated:
Revenues for reportable segments	$325,605	$301,021	$830,124	$619,504
Elimination of intersegment revenues	(7,517)	(5,384)	(14,794)	(11,524)

Consolidated revenues	$318,088	$295,637	$815,330	$607,980

Operating income	$45,235	$29,949	$246,920	$76,572

	As of	As of
	June 30,	December 31,
Assets	2006	2005
Wireline assets	$2,304,912	$2,331,252

Wireless assets	385,504	422,557

Segment assets	$2,690,416	$2,753,809

Elimination of intersegment assets	(354,345)	(375,850)

Consolidated assets	$2,336,071	$2,377,959

16. Condensed Consolidating Information
The following summarizes the unaudited condensed consolidating financial information as of June 30, 2006 and December 31, 2005 and for the quarters then ended presents the financial position, results of operations and cash flows of (i) the Company as if it had accounted for its subsidiaries using the equity method, (ii) the Guarantor Subsidiary (as defined below); and (iii) the Non-Guarantor Subsidiaries (as defined below) on a combined basis. The consolidation entries eliminate investments in subsidiaries and intercompany balances and transactions.
The Notes are guaranteed by PRTC (the “Guarantor Subsidiary”), a wholly-owned subsidiary of the Company, but not guaranteed by the Company’s other subsidiaries, Coqui.net, PRTLD and Datacom (the “Non-Guarantor Subsidiaries”). The guarantee by the Guarantor Subsidiary is full and unconditional.

Condensed Consolidating Balance Sheets
June 30, 2006
(In thousands)
(Unaudited)

		Guarantor	Non-Guarantor		Total
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$135	$134,513	$24,817	$—	$159,465
Intercompany accounts receivable	50,940	46,553	65,752	(163,245)	—
Accounts receivable, net	—	196,461	(176)	—	196,285
Deferred income tax	—	26,721	33	—	26,754
Inventory and supplies, net	—	31,275	1	—	31,276
Prepaid expenses	—	17,164	1,323	—	18,487

Total current assets	51,075	452,687	91,750	(163,245)	432,267
PROPERTY, PLANT AND EQUIPMENT, net	—	1,289,432	7,804	—	1,297,236
GOODWILL AND OTHER INTANGIBLES, net	—	304,776	24,407	—	329,183
DEFERRED INCOME TAX	—	182,407	809	(960)	182,256
INVESTMENT IN SUBSIDIARIES	811,683	—	—	(811,683)	—
OTHER ASSETS	575,937	95,127	—	(575,935)	95,129

TOTAL ASSETS	$1,438,695	$2,324,429	$124,770	$(1,551,823)	$2,336,071

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$—	$—	$—	$—	$—
Intercompany accounts payable	31,733	85,878	50,802	(168,413)	—
Other current liabilities	4,390	247,636	7,662	5	259,693

Total current liabilities	36,123	333,514	58,464	(168,408)	259,693
LONG-TERM DEBT, excluding current portion	574,939	574,935	—	(574,935)	574,939
OTHER NON-CURRENT LIABILITIES	—	651,593	1,180	3,203	655,976

Total liabilities	611,062	1,560,042	59,644	(740,140)	1,490,608

MINORITY INTEREST	—	—	—	17,641	17,641

SHAREHOLDERS’ EQUITY:
Common stock, Additional paid in capital and Treasury stock	705,516	646,783	41,143	(687,926)	705,516
Deferred ESOP compensation	(26,042)	—	—	—	(26,042)
Retained earnings	319,659	288,913	23,983	(312,896)	319,659
Accumulated other comprehensive loss	(171,500)	(171,309)	—	171,498	(171,311)

Total shareholders’ equity	827,633	764,387	65,126	(829,324)	827,822

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,438,695	$2,324,429	$124,770	$(1,551,823)	$2,336,071

Condensed Consolidating Balance Sheets
December 31, 2005
(In thousands)
(Unaudited)

		Guarantor	Non-Guarantor		Total
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$135	$31,130	$23,821	$—	$55,086
Intercompany accounts receivable	504,484	46,610	54,995	(606,089)	—
Accounts receivable, net	—	227,804	(175)	—	227,629
Deferred income tax	718	17,573	33	—	18,324
Inventory and supplies, net	—	47,430	1	—	47,431
Prepaid expenses	—	19,814	757	—	20,571

Total current assets	505,337	390,361	79,432	(606,089)	369,041

PROPERTY, PLANT AND EQUIPMENT, net	—	1,342,915	8,595	—	1,351,510
GOODWILL AND OTHER INTANGIBLES, net	—	311,819	24,465	—	336,284
DEFERRED INCOME TAX	—	207,038	(33)	(1,152)	205,853
INVESTMENT IN SUBSIDIARIES	720,228	—	—	(720,228)	—
OTHER ASSETS	300,977	115,542	—	(301,248)	115,271

TOTAL ASSETS	$1,526,542	$2,367,675	$112,459	$(1,628,717)	$2,377,959

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$452,000	$452,042	$—	$(452,000)	$452,042
Intercompany accounts payable	32,136	86,430	41,370	(159,936)	—
Other current liabilities	5,745	161,143	5,793	280	172,961

Total current liabilities	489,881	699,615	47,163	(611,656)	625,003

LONG-TERM DEBT, excluding current portion	299,812	299,917	—	(299,917)	299,812
OTHER NON-CURRENT LIABILITIES	—	695,273	1,383	3,084	699,740

Total liabilities	789,693	1,694,805	48,546	(908,489)	1,624,555

MINORITY INTEREST	—	—	—	16,555	16,555

SHAREHOLDERS’ EQUITY:
Common stock, Additional paid in capital and Treasury stock	705,516	645,298	41,143	(686,441)	705,516
Deferred ESOP compensation	(26,042)	—	—	—	(26,042)
Retained earnings	228,877	199,074	22,770	(221,844)	228,877
Accumulated other comprehensive loss	(171,502)	(171,502)	—	171,502	(171,502)

Total shareholders’ equity	736,849	672,870	63,913	(736,783)	736,849

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,526,542	$2,367,675	$112,459	$(1,628,717)	$2,377,959

Condensed Consolidating Statements of Operations
For the three months ended June 30, 2006
(In thousands)
(Unaudited)

		Guarantor	Non-Guarantor		Total
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
REVENUES:
Local services	$—	$140,557	$7,927	$(2,407)	$146,077
Access services	—	55,349	—	(1,042)	54,307
Long distance services	—	7,228	9,020	(487)	15,761
Cellular services	—	91,421	—	(120)	91,301
Directory and other services and sales	—	13,453	402	(3,213)	10,642

Total revenues	—	308,008	17,349	(7,269)	318,088

OPERATING COSTS AND EXPENSES:
Total operating costs and expenses	(57)	267,250	12,929	(7,269)	272,853

OPERATING INCOME	57	40,758	4,420	—	45,235

OTHER INCOME (EXPENSE), NET	21,568	(9,860)	315	(21,965)	(9,942)

INCOME BEFORE INCOME TAX EXPENSE	21,625	30,898	4,735	(21,965)	35,293

INCOME TAX EXPENSE	—	10,572	3,096	—	13,668

NET INCOME	$21,625	$20,326	$1,639	$(21,965)	$21,625

Condensed Consolidating Statements of Operations
For the six months ended June 30, 2006
(In thousands)
(Unaudited)

		Guarantor	Non-Guarantor		Total
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
REVENUES:
Local services	$—	$292,746	$15,902	$(4,807)	$303,841
Access services	—	110,071	—	(1,926)	108,145
Long distance services	—	15,025	18,915	(973)	32,967
Cellular services	—	176,756	—	(440)	176,316
Directory and other services	—	205,527	786	(12,252)	194,061

Total revenues	—	800,125	35,603	(20,398)	815,330

OPERATING COSTS AND EXPENSES:
Total operating costs and expenses	(61)	556,523	32,346	(20,398)	568,410

OPERATING INCOME	61	243,602	3,257	—	246,920

OTHER INCOME	190,229	6,034	661	(191,328)	5,596

INCOME BEFORE INCOME TAX EXPENSE (BENEFIT)	190,290	249,636	3,918	(191,328)	252,516

INCOME TAX EXPENSE (BENEFIT)	(767)	59,522	2,704	—	61,459

NET INCOME	$191,057	$190,114	$1,214	$(191,328)	$191,057

Condensed Consolidating Statements of Operations
For the three months ended June 30, 2005
(In thousands)
(Unaudited)

		Guarantor	Non-Guarantor		Total
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
REVENUES:
Local services	$—	$143,778	$8,224	$(2,406)	$149,596
Access services	—	53,711	—	(1,504)	52,207
Long distance services	—	6,862	6,582	(432)	13,012
Cellular services	—	65,410	—	—	65,410
Directory and other services and sales	—	18,113	419	(3,120)	15,412

Total revenues	—	287,874	15,225	(7,462)	295,637

OPERATING COSTS AND EXPENSES:
Total operating costs and expenses	(6)	260,450	12,706	(7,462)	265,688

OPERATING INCOME	6	27,424	2,519	—	29,949

OTHER INCOME (EXPENSE), NET	10,961	(11,466)	335	(11,708)	(11,878)

INCOME BEFORE INCOME TAX EXPENSE	10,967	15,958	2,854	(11,708)	18,071

INCOME TAX EXPENSE	—	6,065	1,039	—	7,104

NET INCOME	$10,967	$9,893	$1,815	$(11,708)	$10,967

Condensed Consolidating Statements of Operations
For the six months ended June 30, 2005
(In thousands)
(Unaudited)

		Guarantor	Non-Guarantor		Total
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
REVENUES:
Local services	$—	$287,727	$16,081	$(4,963)	$298,845
Access services	—	120,831	—	(2,842)	117,989
Long distance services	—	14,111	17,199	(797)	30,513
Cellular services	—	130,836	—	—	130,836
Directory and other services	—	34,494	784	(5,481)	29,797

Total revenues	—	587,999	34,064	(14,083)	607,980

OPERATING COSTS AND EXPENSES:
Total operating costs and expenses	(6)	520,295	25,202	(14,083)	531,408

OPERATING INCOME	6	67,704	8,862	—	76,572

OTHER INCOME (EXPENSE), NET	32,949	(21,861)	511	(34,362)	(22,763)

INCOME BEFORE INCOME TAX EXPENSE	32,955	45,843	9,373	(34,362)	53,809

INCOME TAX EXPENSE (BENEFIT)	—	17,345	3,509	—	20,854

NET INCOME	$32,955	$28,498	$5,864	$(34,362)	$32,955

\

Condensed Consolidating Statements of Cash Flows
For the six months ended June 30, 2006
(In thousands)
(Unaudited)

		Guarantor	Non-Guarantor	Total
	Parent	Subsidiary	Subsidiaries	Consolidated
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:	$—	$358,163	$(25,597)	$332,566

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, including removal costs	—	(62,222)	(57)	(62,279)
Net proceed from sales of interests in joint venture	—	—	26,651	26,651

Net cash (used in) provided by investing activities	—	(62,222)	26,594	(35,628)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments of short-term debt, including capital leases	(177,000)		—	(177,000)
Dividends paid	(15,559)	—	—	(15,559)
Borrowings/(repayment) intercompany loans	192,559	(192,559)	—	—

Net cash used in financing activities	—	(192,559)	—	(192,559)

NET INCREASE IN CASH AND CASH EQUIVALENTS	—	103,382	997	104,379
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	135	31,130	23,821	55,086

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$135	$134,512	$24,818	$159,465

Condensed Consolidating Statements of Cash Flows
For the six months ended June 30, 2005
(In thousands)
(Unaudited)

		Guarantor	Non-Guarantor	Total
	Parent	Subsidiary	Subsidiaries	Consolidated
CASH PROVIDED BY OPERATING ACTIVITIES:	$—	$100,051	$8,147	$108,198

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, including removal costs	—	(79,041)	(679)	(79,720)
Proceeds from sale of building	—	1,136	—	1,136

Net cash (used in) provided by investing activities	—	(77,905)	(679)	(78,584)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments of short-term debt, including capital leases			—	—
Dividends paid	(3,248)	—	—	(3,248)
Borrowings/(repayment) intercompany loans	3,397	(3,397)	—	—

Net cash provided by (used in) financing activities	149	(3,397)	—	(3,248)

NET INCREASE IN CASH AND CASH EQUIVALENTS	149	18,749	7,468	26,366
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	(149)	44,658	18,837	63,346

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$63,407	$26,305	$89,712

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
          We are the largest telecommunications service provider in Puerto Rico and the seventh largest local exchange carrier in the United States as measured by access lines in service. We have two reportable segments: Wireline and Wireless. Wireline service, which has been provided since 1914, is marketed under the PRT brand. At June 30, 2006, we had approximately 1.1 million access lines in service, including 808,000 residential and 259,000 business lines. We market our cellular service under the Verizon Wireless brand. The Company’s off-island long distance service is provided by PRTLD and its dial-up Internet access service is provided by Coqui.net. On March 31, 2006, the Company sold its equity interest in the Puerto Rico directory operation and its right to receive 35% of the revenues from the publication of directory advertising. The Company will continue sharing data for the publication of directories under a new amended publishing agreement, and will also offer billing and collection services for the directory advertising sales to its service subscribers. Directory publishing revenues were generated through VISI until March 31, 2006.
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
          Our results of operations, financial position and sources and uses of cash in the current and future periods reflect management’s focus on the following four key areas:
•	Revenue Growth – Our emphasis is on revenue transformation, devoting more resources from traditional markets, where we have been experiencing access line erosion, to higher growth markets such as wireless and broadband, including digital subscriber lines (DSL), as well as expanded data services to enterprise markets. For the quarter ended June 30, 2006, our wireless and broadband services increased by 8% compared to the same period in 2005.

For the quarter ended June 30, 2006, the growth of wireless areas, in particular post-paid cellular services increased revenues by 40% compared to the same period in 2005. This increase was driven by the net increase of approximately 68,000 post-paid wireless customers as of June 30, 2006 compared to the number of customers as of June 30, 2005. The data and broadband services revenues for the quarter ended June 30, 2006 increased by 14% compared to the same period in 2005. This increase was driven by strong DSL revenue growth. The number of the DSL customers as of June 30, 2006 increased by approximately 40,000 compared to the number of customers as of June 30, 2005.

Operational Efficiency – While focusing resources on growth markets, we are continually challenging our management team to reduce expenses, particularly through technology-assisted productivity improvements. As of June 30, 2006, the Company had reduced workforce levels compared to the same period in 2005, which we expect will provide future benefits. At June 30, 2006, the Company had approximately 4,826 full-time employees compared to 4,975 at June 30, 2005.

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
          The Company entered into an agreement to sell its public telephone assets, subject to certain terms and conditions, to a local public telephone service provider. The transaction received regulatory approval and the transfer of assets was completed in May 2005. The disposition of the public telephone assets has enabled management to focus on higher growth areas, such as wireless and broadband.
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
          On April 3, 2006, Verizon reached agreements to sell its interests in its Caribbean and Latin American telecommunications operations in three separate transactions to América Móvil, S.A. de C.V. (“América Móvil”), a wireless service provider throughout Latin America, and a company owned jointly by Teléfonos de México, S.A. de C.V. (“Telmex”) and América Móvil. The agreements contemplate the sale by Verizon of its 52% interest in the Company to América Móvil. The transaction is subject to separate regulatory approval. Verizon expects to close the sale of its interests in 2006 or 2007. Popular Inc. and PRTA announced their intention to sell their participation in the Company to América Móvil under the same conditions offered to Verizon.

CONSOLIDATED RESULTS OF OPERATIONS
     In this section, we discuss our overall results of operations and highlight special and non-recurring items. In the following section we review our consolidated results and the performance of our two segments.
CONSOLIDATED REVENUES

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2006	2005	% Change	2006	2005	% Change
	(In millions)			(In millions)
Local	$146	$150	(3)%	$304	$299	2%
Network Access	54	52	4	108	118	(8)
Long Distance	16	13	23	33	30	10
Cellular	91	65	40	176	131	34
Directory and Other	11	16	(31)	194	30	547

Consolidated revenues	$318	$296	7	$815	$608	34

     Consolidated revenues for the quarter ended June 30, 2006 increased $22 million, or 7%, to $318 million from $296 million for the same period in 2005. The increase was primarily the result of an increase in cellular and long distance revenues. Consolidated revenues for the six months ended June 30, 2006 increased $207 million, or 34%, to $815 million from $608 million for the same period in 2005. The increase was primarily the result of an increase in cellular revenues and directory revenues.
     Cellular revenues for the quarter ended June 30, 2006 increased $26 million, or 40%, to $91 million from $65 million for the same period in 2005. This increase was mainly the result of an increase in the number of cellular customers due to attractive price plans and the implementation of marketing strategies to align the Company’s product and service offerings with those of Verizon Wireless in the United States, an increase in cellular roaming revenues as a result of a back-billing adjustment of $4 million, and the impact of Universal Service Administration Company (“USAC”) certification of our wireless operation to receive Interstate Common Line Support (“ICLS”) payments effective October 2005, as a result of which the Company will be receiving approximately $24 million in ICLS payments on a yearly basis.
     Directory and other revenues for the three months ended June 30, 2006 decreased $5 million, to $11 million from $16 million for the same period in 2005. This decrease was mainly due to a decrease in directory revenues as a result of the sale of the Company’s right to receive 35% of the revenues from the publication of directory advertising, which closed on March 31, 2006. The Company received proceeds of $167 million for the publication right, which were recognized under directory revenue in the quarter ended March 31, 2006.
CONSOLIDATED OPERATING EXPENSES

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2006	2005	%Change	2006	2005	%Change
				(In millions)
Cost of services and sales	$80	$80	0%	$176	$156	13%
Selling, general and administrative expenses	131	126	4	269	253	6

Total consolidated operating expenses	$211	$206	2	$445	$409	9

     Consolidated operating expenses for the quarter ended June 30, 2006 increased $5 million, or 2%, to $211 million from $206 million for the same period in 2005. Consolidated operating expenses for the six months ended June 30, 2006 increased $36 million, or 9%, to $445 million from $409 million for the same period in 2005
     Cost of services and sales for the quarter ended June 30, 2006 remained constant in comparison to the same period in 2005. Cost of services and sales for the six months ended June 30, 2006 increased $20 million, or 13%, to $176 million from $156 million for the same period in 2005. This increase was mainly due to an increase in activation charges of $18 million resulting from a change in the estimate of the average customer life used for amortizing previously deferred activation revenues, and an increase in cellular roaming service expenses of $2 million.
     Selling, general and administrative expenses for the quarter ended June 30, 2006 increased $5 million, or 4%, to $131 million from $126 million for the same period in 2005. The increase was mainly due to an increase in bad debt expense of $4 million and an increase in inventory obsolescence expense of $1 million. Selling, general and administrative expenses for the six months ended June 30, 2006 increased $16 million, or 6%, to $269 million from $253 million for the same period in 2005. This increase was mainly due to transaction and indemnity expenses of $9 million incurred in connection with the sale transaction of the Company’s equity interest in the Puerto Rico directory operation and the publication rights of directory advertising, an increase in post-employment benefits and compensated absences expense of $3 million and an increase in bad debt expense of $3 million.
OTHER CONSOLIDATED RESULTS

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2006	2005	%Change	2006	2005	%Change
		(In millions)			(In millions)
Retirement and voluntary separation provision	$—	$2	(100)%	$—	$2	(100)%

Depreciation and amortization	62	60	3	124	122	2
Interest expense and others	9	11	(18)	22	22	—
Equity income in joint venture	—	—	—	(1)	(1)	—
Gain on sale of interest in joint venture	—	—	—	(28)	—	—
Minority interest in consolidated subsidiary		1	(100)	1	1	—
Income tax (benefit) expense	14	7	100	61	21	190

Total Other Consolidated Results	$85	$81	5	$179	$167	8

Retirement and Voluntary Separation Provisions
     In May 2005, 33 eligible HIETEL employees accepted the voluntary separation program offered by the Company in March 2005. In March 2005, 46 eligible management employees accepted the voluntary separation program offered by the Company in December 2004. These programs resulted in a provision of $1.7 million during the quarter ended in June 30, 2005.
Depreciation and amortization expense
     Depreciation and amortization expense for the quarter ended June 30, 2006 increased $2 million, or 3% to $62 million from $60 million for the same period in 2005 due to higher amortization of software implementations. Depreciation and amortization expense for the six months ended June 30, 2006 increased $2 million, or 1% to $124 million from $122 million for the same period in 2005 due to higher amortization of software implementations.
Interest expense, net
     Interest expense for the quarter ended June 30, 2006 decreased $2 million, or 18%, to $9 million from $11 million for the same period in 2005. The decrease was primarily due to a lower outstanding debt balance. Interest expense of $22 million for the six months ended in June 30, 2006 remained constant in comparison with the same period in 2005.
Equity income from joint venture
     The equity income from joint venture of $1 million for the six months ended June 30, 2006 remained constant in comparison with the same period in 2005. The Company generated equity income from joint venture until March 31, 2006, when it consummated the sale of the Company’s equity interest in the Puerto Rico directory operation.
Gain on sale of interest in joint venture
     On March 31, 2006, the Company consummated the sale of its participation in the Company’s equity interest in the Puerto Rico directory operation. The net pretax gain from the sale of the Company’s equity interest was $28 million.
Minority interest in consolidated subsidiary
     The minority interest included in the Company’s results of operations reflects the 33% interest in Coqui.net, held by Popular, Inc., one of our shareholders. The minority interest for the quarter ended in June 30, 2006 decreased $1 million in comparison to the quarter ended in June 30, 2005 due to lower net income of Coqui.net. The minority interest remained constant for the six months ended in June 30, 2006 in comparison to same period in 2005.

Income taxes
     The effective income tax rate is the provision for income taxes as a percentage of income before tax from continuing operations. A $61 million tax provision for the six months ended June 30, 2006 reflects a 24.2% effective tax rate. The difference in the tax provision of $37 million between the effective and the statutory tax rate of 41.5%, primarily represents permanent differences mainly due to the sale of the Company’s equity interest in the Puerto Rico directory operation and the right to the revenues from the directory advertising, which were considered as capital gains taxed at a reduced tax rate of 20% and the recognition of the equity income from the joint venture.
SEGMENT RESULTS OF OPERATIONS
     The Company has two reportable segments, Wireline and Wireless. See Note 15 to the unaudited condensed consolidated financial statements for additional information on the Company’s segments. Reclassifications of prior period’s data have been made to conform to the current period’s presentation.
The Wireline segment consists of:
•	Local services, including basic voice, telephone and telecommunications equipment rentals, value-added services, high-speed data services, and Internet access;

•	Long distance services including direct dial on-island and off-island, operator assisted calls, and prepaid calling card;

•	Access services to long distance carriers, competitive local exchange carriers, and wireless operators for originating and terminating calls on the Company’s network;

•	Directory publishing rights services; and

•	Telecommunication equipment sales and billing and collection services to competing long distance operators in Puerto Rico.
The Wireless segment consists of:
•	Postpaid and prepaid services; and

•	Wireless equipment sales.

WIRELINE REVENUES

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2006	2005	% Change	2006	2005	% Change
				(In millions)
Local	$151	$154	(2)%	$314	$306	3%
Network Access	55	53	4	110	121	(9)
Long Distance	16	13	23	34	31	10
Directory and Other	11	15	(27)	194	30	547

Total Wireline	$233	$235	(1)	$652	$488	34

OPERATING DATA

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2006	2005		2006	2005	% Change
Access Lines in Service (000’s):
Residential	808	878	-8%	808	878	-8%
Business	259	277	-6%	259	277	-6%

Total	1,067	1,155	-8%	1,067	1,155	-8%

     Wireline revenues include local service, network access, long distance, directory and other revenues. For the quarter ended June 30, 2006, wireline revenues decreased $2 million, or 1%, to $233 million from $235 million for the same period in 2005. The revenue decrease is primarily attributable to the sale of the Company’s right to receive 35% of the revenues from the publication of directory advertising, which closed on March 31, 2006. For the six months ended June 30, 2006, wireline revenues increased $165 million, or 34%, to $652 million from $488 million for the same period in 2005. The revenue increase is primarily attributable to the sale of the Company’s right to receive 35% of the revenues from the publication of directory advertising, which closed on March 31, 2006 The Company received proceeds of $167 million for the publication right, which were recognized under directory revenue.
Local Services
     Local service revenues include revenues from basic voice, telephone and telecommunications equipment rental, value-added services, high-speed data services, and Internet access. Local service revenues for the quarter ended June 30, 2006 decreased $3 million, or 2%, to $151 million from $154 million for the comparable 2005 period. This decrease was mainly due to a decrease of $6 million in basic voice services directly associated with a decrease in access lines. These results were favorably offset by an increase in the number of customers requesting special services, such as DSL, which resulted in a $2 million increase in DSL revenue.
     Local service revenues for the six months ended June 30, 2006 increased $8 million, or 3%, to $314 million from $306 million for the comparable 2005 period. This increase was mainly due to higher activation revenues of $10 million resulting from a change in the estimate of the average customer life used for amortizing previously deferred activation revenues. The increase in local service revenues was also driven by an increase in the number of customers requesting special services, such as DSL, which resulted in a $5 million increase in DSL revenue. These increases were offset by a decrease of $8 million in basic voice services directly associated with the decrease in access lines.
Network Access
     Network access revenues include revenues from services provided to long distance carriers, competitive local exchange carriers, and wireless operators for originating and terminating calls on our network. These revenues for the three months ended June 30, 2006 increased $2 million, or 4%, to $55 million compared to $53 million for the same 2005 period. The increase was mainly due to an increase of $5 million in interstate regulated access revenues driven by the interstate common line adjusted estimates as a result of the NECA settlement process which was off-set in part by a decrease in intra-island access revenues of $3 million due to lower access traffic.
     Network access revenues for the six months ended June 30, 2006 decreased $11 million, or 9%, to $110 million from $121 million for the same period in 2005. The decrease was driven by a reduction of $7 million in interstate regulated access revenues driven by the interstate common line adjusted estimates as a result of the NECA settlement process and a decrease in intra-island access revenues of $5 million due to lower access traffic.
Long Distance
     Long distance revenues include direct dial on-island and off-island, operator-assisted calls and prepaid calling cards revenues. Long distance revenues for the three months ended June 30, 2006 increased $3 million or 23%, to $16 million from $13 million, for the same period in 2005, due to the implementation of a monthly minimum charge since August 2005.
     Long distance revenues for the six months ended June 30, 2006, increased $3 million, or 10%, to $34 million from $31 million, for the same period in 2005, due to the implementation of a monthly minimum charge since August 2005.
Directory and Other
     Directory and other revenues include revenues from directory publishing rights, telecommunication equipment sales and billing and collection services provided to competing long distance operators in Puerto Rico. Directory and other revenues for the three months ended June 30, 2006 decreased $4 million to $11 million or 27% from $15 million for the same period in 2005 due to a decrease in directory revenue of $5 million mainly as a result of the sale of the Company’s right to receive 35% of the revenues from the publication of directory advertising, which closed on March 31, 2006. The Company received proceeds of $167 million for the publication right, which were recognized under directory revenue. Other revenues remained constant at $11 million.
     Directory and other revenues for the six months ended June 30, 2006 increased $164 million, or 547%, from $30 million to $194 million for the same period in 2005 mainly as a result of the sale transaction of the Company’s right to receive 35% of the revenues from the publication of directory advertising, which closed on March 31, 2006. The increase in directory and other revenues was also due to the increase in other services of $3 million as a result of the recognition of late payment fees.
WIRELINE EXPENSES AND CHARGES

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2006	2005	%Change	2006	2005	%Change
		(In millions)			(In millions)
Cost of services and sales	$52	$55	(5)%	$116	$107	8%
Selling, general and administrative expenses	106	100	6	220	202	9

Total Wireline	$158	$155	2	$336	$309	9

     Wireline expenses for the quarter ended June 30, 2006 increased $3 million, or 2%, to $158 million from $155 million for the same period in 2005. Wireline expenses for the six months ended in June 30, 2006 increased $27 million or 9% due to $336 million form $305 million for the same period of 2005.
Cost of services and sales
     Cost of services and sales for the quarter ended June 30, 2006 decreased $3 million, or 5%, to $52 million from $56 million for the same period in 2005. The decrease was mainly due to a reduction of $3 million in the cost equipment sold. Cost of service and sales for the six months ended in June 30, 2006 increased $9 million, or 8%, to $116 million form $107 million for the same period in 2005. The increase is mainly driven by higher activation charges of $12 million, resulting from a change in the estimate of the average customer life used for amortizing previously deferred activation charges. The increase was partially offset by a decrease in material usage of $1 million.
Selling, general and administrative expenses
     Selling, general and administrative expenses for the quarter ended June 30, 2006 increased $6 million, or 6%, to $106 million from $100 million for the same period in 2005. The increase was mainly driven by an increase in bad debt expense of $3 million and an increase of inventory obsolescence costs of $1 million.

     Selling, general and administrative expenses for the six months ended June 30, 2006 increased $18 million, or 9%, to $220 million from $202 million for the same period in 2005. The increase was mainly due to the transaction and indemnity expenses of $9 million incurred in connection with the sale of the equity interest in the Puerto Rico directory operation and the publication right of directory advertising, an increase in post-employment benefits and compensated absences expense of $5 million and an increase in bad debt expense of $3 million.
WIRELESS REVENUES

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2006	2005		2006	2005	% Change
				(In millions)
Postpaid Cellular	$64	$50	28%	$125	$98	28%
Prepaid Cellular	5	4	25	9	9	0

Total Cellular	69	54	28	134	107	25
Wireless Equipment and Other	23	11	109	44	25	76

Total Wireless	$92	$65	42	$178	$132	35

OPERATING DATA

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2006	2005	% Change	2006	2005	% Change
Cellular Customers (000’s):
Postpaid	412	344	20%	412	344	20%
Prepaid	104	100	4	104	100	4

Total	516	444	16	516	444	16

Postpaid Cellular Average Revenue Per Unit (ARPU)	$54	$51	5%	$53	$53	—%
Prepaid Cellular ARPU	17	14	16	15	14	2
Combined Cellular ARPU	46	43	8	45	44	3
     Total revenues from wireless services, and related equipment sales and other for the three months ended June 30, 2006 increased $27 million, or 42%, to $92 million from $65 million for the comparable 2005 period, driven by strong cellular subscriber growth.
Wireless Service Revenues
     Wireless service revenues for the three months ended June 30, 2006 increased $15 million, or 28%, to $69 million from $54 million for the same period in 2005. This increase was mainly due to an increase in access rent revenues of $7 million as a result of an increase of approximately 68,000 postpaid cellular customers as of June 30, 2006 compared to the number of customers as of June 30, 2005 due to attractive price plans and the implementation of marketing strategies to align the Company’s product and service offerings with those of Verizon Wireless in the United States, and an increase in cellular roaming revenues as a result of a back-billing adjustment of $4 million. Cellular service revenues for the three months ended June 30, 2006 also reflect an increase in activation charges of $2 million resulting from a change in estimate of the average customer life used for amortizing previously deferred activation charges.
     Wireless service revenues for the six months ended June 30, 2006 increased $27 million, or 25%, to $134 million from $107 million for the same period in 2005. This increase was mainly due to an increase in access rent revenue of $16 million as a result of an increase of approximately 68,000 postpaid cellular customers as of June 30, 2006 compared to the number of customers as of June 30, 2005 due to attractive price plans and the implementation of marketing strategies to align the Company’s product and service offerings with those of Verizon Wireless in the United States. Cellular service revenues for the six months ended June 30, 2006 also reflect an increase in activation charges of $6 million resulting from a change in estimate of the average customer life used for amortizing previously deferred activation charges
Wireless Equipment and other
     Revenues from wireless equipment sales and other increased $12 million, or 109%, to $23 million for the three months ended June 30, 2006, from $11 million for the comparable 2005 period. This increase is due to an increase in access revenues of $6 million due to the impact of the USAC certification of our wireless operation to receive ICLS payments effective October 2005, as a result of which the Company will be receiving approximately $24 million in ICLS payments on a yearly basis.

     Revenues from wireless equipment sales and other increased $19 million, or 76%, to $44 million for the six months ended June 30, 2006, from $25 million for the comparable 2005 period. This increase is due to an increase in access revenues of $12 million due to the impact of the USAC certification of our wireless operation.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2006	2005	% Change	2006	2005	%Change
				(In millions)
Cost of services and sales	$30	$27	11%	$60	$52	15%
Selling, general and administrative expenses	31	29	7	63	60	5

Total Wireless	$61	$56	9	$123	$112	10%

     Wireless expenses for the quarter ended June 30, 2006 increased $5 million, or 9%, to $61 million from $56 million for the same period in 2005. Wireless expenses for the six months ended in June 30, 2006 increased $11 million, or 10%, to $123 million form $112 for the same period in 2005.
Cost of services and sales
     Cost of service and sales for the quarter ended June 30, 2006 increased $3 million, or 11%, to $30 million from $27 million for the same period in 2005. The increase was mainly due to an increase in equipment cost of sales of $2 million, and an increase in cellular roaming expense of $1 million as a result of the increase in the wireless subscriber base.
     Cost of services and sales for the six months ended June 30, 2006 increased $8 million, or 15%, to $60 million from $52 million for the same period in 2005. The increase was mainly due to an increase in activation charges of $5 million resulting from a change in the estimate of the average customer life used for amortizing previously deferred activation charges, and an increase in cellular roaming expenses of $2 million and an increase in equipment cost of sales of $1 million as a result of the significant increase in the wireless subscriber base.
Selling, general and administrative expenses
     Selling, general and administrative expenses for the quarter ended June 30, 2006 increased $2 million, or 7%, to $31 million from $29 million for the same period in 2005. The increase was driven by an increase in interconnection facilities expenses and bad debt expense.
     Selling, General and administrative expenses for the six months ended in June 30, 2006 increased $3 million, or 5%, to $63 million for $60 million for the same period in 2005. The increase was mainly driven by an increase in interconnection facilities expenses.

LIQUIDITY AND CAPITAL RESOURCES
CONSOLIDATED FINANCIAL CONDITION

	For the Six Months Ended June 30,
	2006	2005	Change
		(in millions)
Cash flows from (used in):
Operations	$333	$108	$225
Investing	(36)	(79)	$43
Financing	(193)	(3)	$(190)
OVERALL LIQUIDITY ASSESSMENT
     At June 30, 2006, current liabilities exceeded current assets by $173 million. We believe our sources of funds including operations, sales of non-strategic assets and readily available external financing arrangements will be sufficient to meet ongoing requirements.
     On March 31, 2006, the Company completed the sale of its equity interest in the Puerto Rico directory operation and its right to receive 35% of the revenues from the publication of directory advertising. The Company received net proceeds from the sale of $190 million, with an after tax gain of $149 million. The Company used the proceeds to pay dividends and reduce long-term debt.
OPERATIONS
     Cash from operations continued to be our primary source of funds. The $225 million increase in cash from operations for the six months ended June 30, 2006 compared to same period in 2005 was primarily due to the proceed of $167 million from the sale of the Company’s right to receive 35% of the revenues from the publication of directory advertising, reduced pension contributions of $28 million and $27 million collection from the Schools and Libraries Program of the Federal Universal Service Fund.
INVESTING
     Net cash provided by investing activities for the six months ended June 30, 2006 was $36 million compared $79 million for the same period in 2005. The $43 million increase in net cash provided in investing activities was primarily due to the proceed of $23 million of the sale of the Company’s the equity interest in the Puerto Rico directory operation, the proceed of $4 million from a cash sweep related to the sale mentioned above and a decrease of $17 million in capital expenditures and costs of removal as a result of decreased spending on outside plant, mainly in urban projects.
     We have invested approximately $1.4 billion from the date of the Acquisition through June 30, 2006 to expand and enhance our networks. Our planned capital expenditures for 2006 are approximately $154 million, which we expect to finance with internally generated funds.
FINANCING
     Net cash used in financing activities for the six months ended June 30, 2006 was $193 million. The Company reduced outstanding debt, including capital leases and commercial paper, by $452 million for the six months ended June 30, 2006.
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

     The shareholders’ agreement requires the payment of dividends equal to at least 50% of consolidated net income, payable quarterly to the extent funds are legally available. For the six months ended June 30, 2006 and June 30, 2005, the Company paid dividends of $16 million, and $3 million, respectively, which were declared in the quarters ended in March 31, 2006 and March 31, 2005, respectively. The senior note indentures and credit facility agreements do not contain restrictions on the payment of dividends.
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
     We continue to meet the wholesale requirements of new competitors and have signed agreements with various wireless and wireline carriers. These agreements permit these carriers to purchase unbundled network elements, to resell retail services, and to interconnect their networks with ours.
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
     As a result of repeated delays in the administrative proceeding, on February 3, 2006, the Company withdrew the tariff structure proposed under the Single Zone Plan and filed a motion to dismiss the related complaint, which motion has been granted by the TRB. PRTC planned to file a new tariff structure in the second quarter of 2006 that will rebalance residential and business service within the context of the current 10 local calling areas, however, due to continued instability of the economy and political environment, PRTC has decided to postpone the rebalancing effort until management believes the timing is appropriate.
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
     On November 1, 2004 PRTC filed a Motion for Summary Judgment requesting the dismissal of plaintiff’s claim due to plaintiff’s failure to follow the procedure to object to charges established by Law 33. Law 33 establishes that a telecommunication services user has twenty days from the receipt of the telecommunications service company invoice to object to charges in the invoice. In the motion, PRTC has argued that since plaintiffs admittedly failed to comply with said procedure their claims are time-barred. The motion is still under the consideration by the Court.
     On May 10, 2005 the Court issued an Order certifying the case as a class action. PRTC sought reconsideration of that decision and a hearing was held on June 20, 2005 to discuss the merits of PRTC’s position. On June 22, 2005 the Court issued an Order confirming its previous decision. As a consequence, a writ of certiorari was filed on June 22, 2005. On September 19, 2005 the P.R. Appeals Court denied the same. PRTC sought reconsideration of that decision on October 4, 2005. The reconsideration request was denied on October 11, 2005, therefore PRTC filed a writ of certiorari with the Puerto Rico Supreme Court on November 10, 2005. The writ of certiorari was denied on January 18, 2006.
     On January 11, 2006, the PRTC filed a motion to dismiss alleging lack of subject matter jurisdiction based on the enactment of Law No. 138 of November 4, 2005. This new law grants the TRB exclusive primary jurisdiction to entertain class actions related to telecommunication services. The hearing scheduled for January 24, 2006 was rescheduled for May 16, 2006 in response to plaintiff’s request for time to oppose PRTC’s motion to dismiss. The court granted the plaintiffs until March 24, 2006 to submit their motions opposing PRTC’s motion to dismiss. In addition the Court granted PRTC until April 24, 2006 to submit its reply. On March 24, 2006 plaintiffs filed a request for sixty additional days to submit their opposing motion. On March 29, 2006 PRTC opposed this request and asked the Court to rule on the jurisdictional matter brought by PRTC. On April 3, 2006, the Court denied plaintiff’s request for extension of time, but did not rule on PRTC’s motion to dismiss. On April 12, 2006, plaintiff’s filed for reconsideration, which was not considered by the Court. Consequently, on April 28, 2006, plaintiff’s filed an opposition to PRTC’s motion to dismiss arguing that Law 138 is unconstitutional. PRTC filed an urgent motion, arguing that the opposition was untimely filed, and as a result the Court has lost jurisdiction of said motion under the Rules of Civil Procedure. In the alternative, and due to the fact that this is an interlocutory proceeding, PRTC requested additional time to file a reply and a new date for the argumentative hearing. On May 9, 2006, plaintiffs filed opposition to PRTC’s request.
     On May 9, 2006, the Judge issued a final judgment dismissing the proceeding. The Judge acknowledged that with the enactment of Law 138, the TRB has primary jurisdiction to hear the case. Plaintiffs filed an appeal before the P.R. Court of Appeals to the judgment on June 8, 2006. PRTC presented its corresponding opposition to the appeal.
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
HIGH COST SUPPORT FOR INSULAR RELIEF
     On December 9, 2005, the FCC issued a Notice of Proposed Rulemaking in which it tentatively concluded to establish a non-rural insular universal service mechanism. The FCC’s proposed mechanism is based on a proposal made by the Company on May 6, 2005. Initially, comments were due on February 10, 2006 and reply comments on March 13, 2006. After a request for extension filed by US Telecom, the deadline for filing comments and reply comments was extended to March 27 and May 26, respectively. PRTC filed comments in support of the Commission’s tentative conclusion on March 27, 2006, and reply comments on May 26, 2006. If the FCC’s tentative conclusion were adopted, the Company would be eligible to receive approximately $33 million in annual support based on current investment levels. The Company would be eligible for additional support for its wireless service based on the same per-line support received by the Company. There is no timetable for FCC action on its tentative conclusion, nor any assurances that the FCC will adopt the mechanism as proposed. While the Company does not currently receive high-cost support from the FCC, PRTC does receive significant universal service money under other FCC universal service programs.
MUNICIPAL RIGHT OF WAY FEES
     Under Puerto Rico law, municipalities are authorized to impose fees for the use of their rights of way and the TRB has an obligation to adopt regulations governing fees for use of municipal rights of way, consistent with local and federal law. The TRB has not yet adopted a regulation, but a number of municipalities in Puerto Rico have sought to impose fees upon the Company for using their rights of way. The exact manner in which these fees are calculated varies, but they generally seek to collect five percent of the Company’s gross revenue generated in the municipality.
     The Company has challenged each of these fees in federal court and in the Puerto Rico courts. In the leading case, PRT v. Guayanilla, the federal district court granted the Company’s motion for summary judgment on January 28, 2005, holding that the fee proposed by the municipality violated federal law because the municipality could not show that the fee was related to rights of way use. The municipality appealed the district court’s ruling. All local court cases were stayed pending the outcome of the Guayanilla appeal. On June 7, 2006, the First Circuit issued an order affirming the District Court’s grant of summary judgment in the Guayanilla case. The opinion contains an endorsement of the principle that any rights-of-way fees imposed by a municipality must bear a direct relationship to a telecommunications carrier’s use of those rights-of-way and that a municipality’s costs of maintaining the rights-of-way are “an essential part of the equation.” It adopts the principle that once a municipal fee is shown to be a potential barrier to providing service under Section 253(a), the burden of proof shifts to the municipality to show that the fee meets the definition of “fair and reasonable compensation” as specified in Section 253(c) of the federal law. PRTC has filed or is in the process of filing a corresponding motion to dismiss in all pending cases based on this Opinion.
     Despite the favorable outcome in the Guayanilla case and its potential impact on the remaining right of way cases, Puerto Rico municipalities may continue to adopt ordinances intended to charge for the use of their rights of way. To the extent such fees are upheld under the newly adopted standard, PRTC will either pass the costs along to its customers, which will negatively impact its ability to compete, or absorb them, which will negatively impact its profitability.

INTERCONNECTION DISPUTE
     In October 2004, the TRB arbitrated an interconnection contract between WorldNet Telecommunications Inc. (“WorldNet”) and the Company. Among the more significant decisions reached by the TRB, it adopted the arbitrator’s decision to approve a provision that established performance parameters under the contract but rejected the imposition of liquidating damages for failure to meet the performance parameters. Both WorldNet and the Company cross-appealed certain aspects of the TRB’s rulings in the U.S. District Court for the District Court of Puerto Rico pursuant to the Federal Communications Act and moved for summary judgment. In early February 2006, the District Court affirmed in part and reversed in part the disputed TRB rulings. Both the Company and the TRB filed notices of appeal in the U.S. Court of Appeals for the First Circuit, which are pending. The timing and outcome of these appeals are unknown. WorldNet has also requested further proceedings before the TRB with respect to the ruling of the District Court. That request is pending.
SUBSCRIBER LINE CHARGE (SLC)
     On December 14, 2005, the FCC sent PRTC a letter questioning PRTC’s relative percentages of single line and multiline business access lines in the annual reports submitted by the Company to the FCC for the years 2000-2004. As result of this inquiry, PRTC discovered that the Company had been under billing some customers for the multiline single line charge (SLC). Effective June 1, 2006, a prospective correction for the single/multiline customers was implemented to correct the error.
     Since PRTC is a member of the NECA Common Line Pool, any SLC under billing has been recovered from the NECA pool. As a result, PRTC, in conjunction with NECA, have been discussing the back-billing issue taking into consideration the NECA Administration Procedures and FCC orders and opinions issued in connection with back-billing controversies. On July 28, 2006 members of NECA and PRTC agreed to jointly approach the FCC during the month of August 2006 to seek a determination of the proper back-billing period and to inform USAC of the situation, as deemed necessary.
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
     On May 16, 2006, the Governor signed into law a clarification that the maximum corporate tax rate is 41.5%. Therefore, income taxes reflected as of June 30, 2006 for current and deferred tax purposes reflect such effect.
     The estimated impact was an increase in the deferred tax asset of $1.5 million, and a decrease in the income tax provision of $1.5 million, which were recorded in the quarter ended June 30, 2006.

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
     The following table summarizes the fair value of our senior notes at June 30, 2006 and the fair value of our senior notes and interest rate swap at December 31, 2005 and provides a sensitivity analysis of the fair values of these instruments assuming a 100 basis point increase or decrease in the yield curve. The sensitivity analysis does not include the fair values of our floating-rate debt since it is not significantly affected by changes in market interest rates.

			Fair Value
			Assuming 100 Basis Point
	Carrying Amount	Fair Value	Increase	Decrease
		(In thousands)
June 30, 2006:

Senior notes	$299,939	$306,438	$298,636	$314,493

December 31, 2005:

Senior notes	$699,919	$711,120	$700,558	$722,038
Interest rate swap	(1,080)	(1,080)	(1,446)	(713)

Total	$698,839	$710,040	$699,112	$721,325

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
     TELECOMUNICACIONES DE PUERTO RICO, INC.

By : Name:	/s/ Cristina M. Lambert Cristina M. Lambert
Title:	President and Chief Executive Officer
Date:	August 14, 2006

By: Name:	/s/ Héctor Houssay Héctor Houssay
Title:	Vice President Finance and Chief Financial Officer
Date:	August 14, 2006

By: Name:	/s/ Rafael Otaño Rafael Otaño
Title:	Controller
Date:	August 14, 2006

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION

3.1	Certificate of Incorporation of Telecomunicaciones de Puerto Rico, Inc. (Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement filed on Form S-4, as amended (File 333-85503)).

3.2	Certificate of Amendment to the Certificate of Incorporation of Telecomunicaciones de Puerto Rico, Inc. (Incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (File 333-85503)).

3.3	By-Laws of Telecomunicaciones de Puerto Rico, Inc. (Incorporated by reference to Exhibit 3.4 of the Company’s Registration Statement filed on Form S-4, as amended (File 333-85503)).

4.1	Trust Indenture dated as of May 20, 1999 between Telecomunicaciones de Puerto Rico, Inc. and The Bank of New York. (Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement filed on Form S-4, as amended (File 333-85503)).

10.1	Shareholders Agreement, dated as of March 2, 1999, by and among Telecomunicaciones de Puerto Rico, Inc., GTE Holdings (Puerto Rico) LLC, GTE International Telecommunications Incorporated, Popular, Inc., Puerto Rico Telephone Authority and the shareholders of Telecomunicaciones de Puerto Rico, Inc., who shall from time to time be parties thereto as provided therein. (Incorporated by reference to Exhibit 10.5 of the Company’s Registration Statement filed on Form S-4, as amended (File 333-85503)).

10.2	Non-Competition Agreement, dated as of March 2, 1999, by and among Telecomunicaciones de Puerto Rico, Inc, GTE Holdings (Puerto Rico) LLC, GTE International Telecommunications Incorporated, Popular, Inc., Puerto Rico Telephone Authority, and the Government Development Bank for Puerto Rico. (Incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement filed on Form S-4, as amended (File 333-85503)).

10.3	Trust Agreement of the Employee Stock Ownership Plan of Telecomunicaciones de Puerto Rico, Inc., dated as of March 2, 1999, by and between U.S. Trust, National Association and Telecomunicaciones de Puerto Rico, Inc. (Incorporated by reference to Exhibit 10.12 of the Company’s Registration Statement filed on Form S-4, as amended (File 333-85503)).

10.4	ESOP Loan Agreement, dated as of March 2, 1999, by and between the Trust of the Employee Stock Ownership Plan of Telecomunicaciones de Puerto Rico, Inc. and Telecomunicaciones de Puerto Rico, Inc. (Incorporated by reference to Exhibit 10.13 of the Company’s Registration Statement filed on Form S-4, as amended (File 333-85503)).

10.5	Pledge Agreement, dated as of March 2, 1999, by and between the Trust of the Employee Stock Ownership Plan of Telecomunicaciones de Puerto Rico, Inc. and Telecomunicaciones de Puerto Rico, Inc. (Incorporated by reference to Exhibit 10.15 of the Company’s Registration Statement filed on Form S-4, as amended (File 333-85503)).

10.6	Tag Along Agreement, dated as of March 2, 1999, by and among GTE Holdings (Puerto Rico) LLC, GTE International Telecommunications Incorporated, and the Trust of the Employee Stock Ownership Plan of Telecomunicaciones de Puerto Rico, Inc. (Incorporated by reference to Exhibit 10.16 of the Company’s Registration Statement filed on Form S-4, as amended (File 333-85503)).

10.7	Commercial Paper Dealer Agreement 4(2) Program among Telecomunicaciones de Puerto Rico, Inc., as Issuer; Puerto Rico Telephone Company, Inc. and Celulares Telefónica, Inc., as Guarantors; and Merrill Lynch Money Markets Inc., as Dealer for notes with maturities up to 240 days; Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Dealer for notes with maturities over 270 days up to 365 days. Concerning notes to be issued pursuant to an Issuing and Paying Agency Agreement dated as of November 9, 2000 between the Issuer and The Chase Manhattan Bank, as Issuing and Paying Agent. (Incorporated by reference to Exhibit 10.25 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File 333-85503)).

EXHIBIT
NUMBER	DESCRIPTION

10.8	Commercial Paper Dealer Agreement 4(2) Program among Telecomunicaciones de Puerto Rico, Inc., as Issuer; Puerto Rico Telephone Company, Inc. and Celulares Telefónica, Inc., as Guarantors; and Salomon Smith Barney Inc., as Dealer. Concerning notes to be issued pursuant to an Issuing and Paying Agency Agreement dated as of November 9, 2000 between the Issuer and The Chase Manhattan Bank, as Issuing and Paying Agent. (Incorporated by reference to Exhibit 10.26 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File 333-85503)).

10.9	Commercial Paper Dealer Agreement 4(2) Program among Telecomunicaciones de Puerto Rico, Inc., as Issuer; Puerto Rico Telephone Company, Inc. and Celulares Telefónica, Inc., as Guarantors; and Banc of America Securities LLC. Concerning notes to be issued pursuant to an Issuing and Paying Agency Agreement dated as of November 9, 2000 between the Issuer and The Chase Manhattan Bank, as Issuing and Paying Agent. (Incorporated by reference to Exhibit 10.27 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File 333-85503)).

10.10	Commercial Paper Dealer Agreement 4(2) Program among Telecomunicaciones de Puerto Rico, Inc., as Issuer; Puerto Rico Telephone Company, Inc. and Celulares Telefónica, Inc., as Guarantors; and Popular Securities, Inc., as Dealer for notes with maturities up to 365 days. Concerning notes to be issued pursuant to an Issuing and Paying Agency Agreement dated as of November 9, 2000 between the Issuer and The Chase Manhattan Bank, as Issuing and Paying Agent. (Incorporated by reference to Exhibit 10.28 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File 333-85503)).

10.11	Issuing and Paying Agency Agreement dated as of November 9, 2000, by and among Telecomunicaciones de Puerto Rico, Inc., as Issuer, Puerto Rico Telephone Company and Celulares Telefónica, Inc., as Guarantors, and The Chase Manhattan Bank, as Issuing and Paying Agent. (Incorporated by reference to Exhibit 10.29 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File 333-85503)).

10.12	Letter Amendment, to the March 2, 1999 Shareholders Agreement, dated as of May 25, 2001, by and among Telecomunicaciones de Puerto Rico, Inc., GTE Holdings (Puerto Rico) LLC, GTE International Telecommunications Incorporated, Popular, Inc., and the Puerto Rico Telephone Authority. (Incorporated by reference to Exhibit 10.25 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001 (File 333-85503)).

10.13	ISDA Master Agreement, dated August 29, 2001, by and among Telecomunicaciones de Puerto Rico, Inc., as the Counterparty, Puerto Rico Telephone Company and Celulares Telefónica, Inc., as Guarantors, and Bank of America, N.A., as the Bank. (Incorporated by reference to Exhibit 10.27 of the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2001 (File 333-85503)).

10.14	ISDA Master Agreement, dated August 29, 2001, by and among Telecomunicaciones de Puerto Rico, Inc., as the Counterparty, Puerto Rico Telephone Company and Celulares Telefónica, Inc., as Guarantors, and Citibank, N.A., as the Bank. (Incorporated by reference to Exhibit 10.28 of the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2001 (File 333-85503)).

10.15	Collective Bargaining Agreement between the Puerto Rico Telephone Company and the Independent Brotherhood of Telephone Company Employees effective from January 1, 2004 until December 31, 2008. Approved on April 15, 2004. (Incorporated by reference to Exhibit 10.29 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (File 333-85503)).

10.16	Collective Bargaining Agreement between the Puerto Rico Telephone Company and the Independent Union of Telephone Employees of Puerto Rico effective from January 18, 2003 until January 17, 2006. Approved on February 13, 2003. English Version. (Incorporated by reference to Exhibit 10.31 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File 333-85503)).

10.17	Collective Bargaining Agreement between the Puerto Rico Telephone Company and the Independent Brotherhood of Telephone Company Employees effective from January 1, 2004 until December 31, 2008. Approved on April 15, 2004. English Version. (Incorporated by reference to Exhibit 10.32 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File 333-85503)).

EXHIBIT
NUMBER	DESCRIPTION

10.18	Collective Bargaining Agreement between the Puerto Rico Telephone Company and the Independent Union of Telephone Employees of Puerto Rico effective from January 18, 2006 until January 17, 2011. Approved on October 20, 2005. (Incorporated by reference to Exhibit 10.24 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (File 333-85503)).

10.19	$600,000,000 Credit Agreement dated as of February 28, 2006, among Telecomunicaciones de Puerto Rico, Inc., as Borrower, Puerto Rico Telephone Company, Inc., as Guarantor, the Initial Lenders named therein, Citibank, N.A., as Administrative Agent, Banco Bilbao Vizcaya Argentaria Puerto Rico and Scotiabank of Puerto Rico, as Co-Syndication Agents, and Banco Popular de Puerto Rico and The Bank of Tokyo-Mitsubishi UFG, LTD., New York Branch, as Co-documentation Agents. (Incorporated by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (File 333-85503)).

10.20	ESOP Loan Agreement dated as of November 4, 2005, by and between the Trust of the Employee Stock Ownership Plan of Telecomunicaciones de Puerto Rico, Inc. and Telecomunicaciones de Puerto Rico, Inc. (Incorporated by reference to Exhibit 10.24 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (File 333-85503)).

10.21	Share and publication rights purchase agreement dated as of February 28, 2006 by an d between PRTC Directories, Inc., Puerto Rico Telephone Company, Inc. and CII Acquisition Corp (Incorporated by reference to Exhibit 10.24 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (File 333-85503)).

31.1	Certification of Principal Executive Officer (Filed herewith).

31.2	Certification of Principal Financial Officer (Filed herewith).

32.1	Certification Required by 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith).