Form 10-Q
period 2006-09-30
TELECOMUNICACIONES DE PUERTO RICO INC
filed 2006-11-14
CIK 1089357

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: September 30, 2006
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
YES ☐          NO ☑
At November 14, 2006, 25 million shares of no par common stock of the registrant were outstanding.

INDEX
Telecomunicaciones de Puerto Rico, Inc. and Subsidiaries

PART I            FINANCIAL INFORMATION
Item 1. Financial Statements
Telecomunicaciones de Puerto Rico, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands)

	(Unaudited)
	September 30,	December 31,
	2006	2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$106,276	$55,086
Accounts receivable, net of allowance for doubtful accounts of $85,169 and $76,815, in 2006 and 2005, respectively	193,194	227,629
Deferred income tax	32,431	18,324
Inventory and supplies, net	23,806	47,431
Prepaid expenses	28,365	20,571

Total current assets	384,072	369,041
PROPERTY, PLANT AND EQUIPMENT, net	1,275,253	1,351,510
GOODWILL	126,927	126,927
INTANGIBLES, net	198,541	209,357
DEFERRED INCOME TAX	164,702	205,853
OTHER ASSETS	93,328	115,271

TOTAL ASSETS	$2,242,823	$2,377,959

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$—	$452,042
Other current liabilities	166,765	172,961

Total current liabilities	166,765	625,003
LONG-TERM DEBT, excluding current portion	574,942	299,812
PENSION AND OTHER POST-EMPLOYMENT BENEFITS	523,099	563,395
OTHER NON-CURRENT LIABILITIES	115,671	136,345

Total liabilities	1,380,477	1,624,555

MINORITY INTEREST	18,373	16,555

SHAREHOLDERS’ EQUITY:
Common stock	705,516	705,516
Deferred ESOP compensation	(26,042)	(26,042)
Retained earnings	335,810	228,877
Accumulated other comprehensive loss, net of taxes	(171,311)	(171,502)

Total shareholders’ equity	843,973	736,849

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,242,823	$2,377,959

The accompanying notes are an integral part of these financial statements.

Telecomunicaciones de Puerto Rico, Inc. and Subsidiaries
Consolidated Statements of Operations (In thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
REVENUES:
Local services	$142,260	$154,137	$446,100	$452,981
Access services	50,848	61,845	158,994	179,834
Long distance services	14,654	16,810	47,622	46,852
Cellular services	95,096	70,917	271,412	202,224
Directory services and other sales	14,345	18,682	208,405	48,479

Total revenues	317,203	322,391	1,132,533	930,370

OPERATING COSTS AND EXPENSES:
Cost of services and sales	80,147	80,261	253,069	235,804
Selling, general and administrative	121,148	133,729	392,980	385,997
Early retirement and voluntary separation provision	—	—	—	1,687
Depreciation and amortization	61,591	59,521	185,247	181,430

Total operating costs and expenses	262,886	273,511	831,296	804,918

OPERATING INCOME	54,317	48,880	301,237	125,452

OTHER INCOME (EXPENSE):
Interest expense, net	(9,545)	(11,668)	(31,060)	(34,136)
Equity income from joint venture	—	583	28,198	1,695
Minority interest in consolidated subsidiary	(731)	(722)	(1,818)	(2,129)

Total other income (expense), net	(10,276)	(11,807)	(4,680)	(34,570)

INCOME BEFORE INCOME TAX EXPENSE	44,041	37,073	296,557	90,882

INCOME TAX EXPENSE	17,077	14,857	78,536	35,711

NET INCOME	$26,964	$22,216	$218,021	$55,171

The accompanying notes are an integral part of these financial statements.

Telecomunicaciones de Puerto Rico, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
(In thousands)

				Accumulated
		Deferred		Other
	Common	ESOP	Retained	Comprehensive
	Stock	Compensation	Earnings	Loss	Total
BALANCE DECEMBER 31, 2005	$705,516	$(26,042)	$228,877	$(171,502)	$736,849
Dividends paid	—	—	(111,088)	—	(111,088)
Comprehensive income:
Net income	—	—	218,021	—	218,021
Other comprehensive loss, net of taxes:
Minimum pension liability adjustment	—	—	—	191	191

Comprehensive income	—	—	—	—	218,212

BALANCE SEPTEMBER 30, 2006 (Unaudited)	$705,516	$(26,042)	$335,810	$(171,311)	$843,973

The accompanying notes are an integral part of these financial statements.

Telecomunicaciones de Puerto Rico, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	For the Nine Months Ended September 30,
	2006	2005
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$218,021	$55,171
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	185,247	181,430
Provision for uncollectible accounts	38,037	34,898
Deferred income tax expense	27,044	29,460
Employee retirement benefits expense	82,285	74,101
Equity income from joint venture	(665)	(1,695)
Early retirement and voluntary separation provision	—	1,687
Gain on sale of building	—	(207)
Gain on sale of interest in joint venture	(27,533)	—
Minority interest in consolidated subsidiary	1,818	2,129
Changes in assets and liabilities:
Accounts receivable	(3,602)	(1,836)
Inventory and supplies	23,625	(7,647)
Prepaid expenses and other assets	15,892	(499)
Other current and non-current liabilities	(26,789)	(68,537)
Pension and other post-employment benefits	(122,581)	(118,709)

Net cash provided by operating activities	410,799	179,746

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, including removal costs	(98,172)	(115,192)
Proceeds from sale of investment	26,651	1,136

Net cash used in investing activities	(71,521)	(114,056)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments of short-term debt, including capital leases	(452,000)	(73,129)
Borrowings of long-term debt	275,000	—
Dividends paid	(111,088)	(18,123)

Net cash used in financing activities	(288,088)	(91,252)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	51,190	(25,562)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	55,086	63,346

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$106,276	$37,784

The accompanying notes are an integral part of these financial statements.

TELECOMUNICACIONES DE PUERTO RICO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1.	Business / Corporate Structure

Telecomunicaciones de Puerto Rico, Inc., a Puerto Rico corporation (The “Company”), holds 100% of the common stock of Puerto Rico Telephone Company, Inc. (“PRTC”), PRT Larga Distancia, Inc. (“PRTLD”) and Datacom Caribe, Inc. (“Datacom”). The Company holds a 67% interest in Coqui.net Corporation (“Coqui.net”), in which Popular, Inc., (Popular) one of our shareholders, holds the remaining 33% interest. The Company also held a 24% interest in Verizon Information Services Puerto Rico, Inc. S en C. (“VISI”), in which GTE Holdings (Puerto Rico) LLC, our majority shareholder, held a 36% interest. On March 31, 2006, the Company sold its equity interest in the Puerto Rico directory operation and its right to receive 35% of the revenues from the publication of directory advertising. The Company will continue sharing data for the publication of directories under a new amended publishing agreement, and will also offer billing and collection services for the directory advertising sales to its service subscribers. Directory publishing revenues were generated through VISI until March 31, 2006. As incumbent local exchange carrier for the island of Puerto Rico, we provide both wireline and wireless services (the latter using the Verizon Wireless brand name). The Company’s off-island long distance service is provided by PRTLD and its Internet access service is provided by Coqui.net.

GTE Corporation (“GTE”), through its subsidiary GTE Holdings (Puerto Rico) LLC, acquired a 40% interest in and management control over the Company on March 2, 1999 from Puerto Rico Telephone Authority (“PRTA”), an entity of the Commonwealth of Puerto Rico (the “Acquisition”). In connection with the Acquisition, Popular acquired a 10% interest in the Company. GTE and Bell Atlantic Corporation merged on June 30, 2000 to form Verizon Communications Inc. (“Verizon”). On January 25, 2002, GTE Holdings (Puerto Rico) LLC and Popular acquired an additional 12% and 3% interest in the Company, respectively, by exercising an option each had held since the Acquisition. Verizon and Popular acquired the additional ownership interest from PRTA Holdings Corp., a subsidiary of the PRTA (“PRTA Holdings”). Verizon and Popular paid PRTA Holdings $138 million and $34 million, respectively, for a total of $172 million in cash for the additional 3,750,000 shares at a $45.9364 per share price established in a share option agreement entered into at the time of the Acquisition. As a result, Verizon owns 52%, Popular owns 13%, PRTA owns 28% and the Employee Stock Ownership Plan (“ESOP”) owns 7% of the outstanding capital stock of the Company.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles for annual financial statements have been condensed or omitted pursuant to such rules and regulations. These financial statements include all adjustments and recurring accruals necessary to present fairly the results of its operations and financial condition for the interim periods shown. The results for the interim periods are not necessarily indicative of results for the full year. The Consolidated Balance Sheet at December 31, 2005 was derived from audited financial statements and should be read in conjunction with the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

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

Only tax positions that meet the more likely than not recognition threshold at the effective date may be recognized upon adoption of FIN 48. We are currently evaluating the impact that FIN 48 will have on our future results of operations and financial position.
Leveraged Leases
In July 2006, the FASB issued Staff Position No. FAS 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction” (FSP 13-2). FSP 13-2 requires that changes in the projected timing of income tax cash flows generated by a leveraged lease transaction be recognized as a gain or loss in the year in which change occurs. The pretax gain or loss is required to be included in the same line item in which the leveraged lease income is recognized, with the tax effect being included in the provision for income taxes. We are required to adopt FSP 13-2 effective January 1, 2007. The cumulative effect of initially adopting this FSP will be recorded as an adjustment to opening retained earnings in the year of adoption and will be presented separately. We are currently evaluating the impact this new standard will have on our future results of operations and financial position.
Effects of Prior Year Misstatements
In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 requires the quantification of financial statement errors based on the effects on the current year income statement and the cumulative effects on the balance sheet. SAB 108 is effective December 31, 2006 and we expect that the adoption of SAB 108 will not affect our results of operations or financial position.
Fair Value Measurements
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurement (SFAS No. 157). SFAS No. 157 expands disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value. We are required to adopt SFAS No. 157 effective January 1, 2008 on a prospective basis. We are currently evaluating the impact this new standard will have on our future results of operations and financial position.
Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans –an amendment of FASB Statements No. 87, 88, 106, and 132 (R) (FAS 158). FAS 158 requires the recognition of a defined benefits plan’s funded status as either an asset or liability on the balance sheet. FAS 158 also requires the immediate recognition of the unrecognized actuarial gains and losses and prior service costs and credits that arise during the period as a component of other accumulated comprehensive income, net of applicable income taxes. Additionally, the fair value of plan assets must be determined as of the Company’s year-end. TELPRI is required to adopt FAS 158 effective December 31, 2006. The Company currently expects that the impact of adopting FAS 158 will result in an increase to liabilities and decrease to shareowners’ investment of approximately $450 millions, however the final amount will be dependent on plan asset performance through the end of 2006 as well as interest rates and other factors that will be applicable as of December 31, 2006.
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
For information related to the breakdown of the carrying amount of goodwill as well as the major components of the other intangible assets, see Notes 5 and 6.

Reclassifications

Reclassifications of prior periods’ amounts have been made to conform to the current period’s presentation.

3.	Gain on Sale of Interest in Joint Venture

In February 2006, the Company signed an agreement to sell its participation in the Company’s equity interest in the Puerto Rico directory operation for $23 million and the Company’s right to receive 35% of the revenues from the publication of directory advertising for $167 million. The transaction closed on March 31, 2006. The net pretax gain from the sale of the Company’s equity interest was $28 million, which is included in “Equity (loss) income from joint venture”, and the net pretax gain from the sale of the Company’s right was $158 million, which is included in “Directory services and other”. Both transactions are included in the nine months ended September 30, 2006 consolidated statement of operations. The proceeds were used to pay dividends and long-term debt. The Company will continue sharing data for the publication of directories under a new amended publishing agreement, and will also offer billing and collection services for the directory advertising sales to its service subscribers.

4.	Property, Plant and Equipment

Following is a breakdown of Property Plant and Equipment:

	Remaining Useful	September 30,	December 31,
	Lives (Yrs)	2006	2005
		(In thousands)
Outside plant	9.0	$2,225,690	$2,198,892
Central office and transmission equipment	3.8	1,295,392	1,282,713
Equipment and other	2.7	269,711	273,245
Buildings	14.6	329,072	324,988
Land	N/A	25,547	25,500

Gross plant in service		4,145,412	4,105,338
Less: accumulated depreciation		2,905,610	2,772,489

Net plant in service		1,239,802	1,332,849
Construction in progress		35,451	18,661

Total		$1,275,253	$1,351,510

5.	Goodwill

Following is a breakdown of goodwill:

	CarryingValue
	September 30,	December 31,
	2006	2005
	(In thousands)
Wireline (PRTC)	$102,731	$102,731
Dial-up Internet (Coqui.net)	24,196	24,196

Total	$126,927	$126,927

6.	Intangibles
          Following is a breakdown of intangibles:

	Carrying Value
	September 30,	December 31,
	2006	2005
	(In thousands)
Indefinite Life:
Wireline concession	$85,120	$85,120
FCC Cellular licenses	23,855	23,855

Total Indefinite Life	$108,975	$108,975

	September 30, 2006			December 31, 2005
	(In thousands)
	Cost	Acc. Amort	Book Value	Cost	Acc. Amort	Book Value
Definite Life:
Wireline trade name	$48,400	$14,670	$33,730	$48,400	$13,218	$35,182
Software licenses	134,575	78,739	55,836	126,720	61,520	65,200

Total Definite Life	$182,975	$93,409	$89,566	$175,120	$74,738	$100,382
Plus: Total Indefinite Life			108,975			108,975

Total	$182,975	$93,409	$198,541	$175,120	$74,738	$209,357

The following table presents expected amortization expense of existing intangible assets as of September 30, 2006 and for each of the following years (in thousands):

Aggregate Amortization expense:
For the nine months ended September 30, 2006		$18,662

Expected amortization expense:
For the remainder of 2006		$2,627
For the years ending December 31,
	2007	19,246
	2008	14,832
	2009	9,881
	2010 and thereafter	42,980
Intangible asset amortization expense was $6 million for both quarters ended September 30, 2006 and 2005, and $19 million and $16 million for the nine months ended September 30, 2006 and 2005, respectively.

7.	Other assets

Following is a breakdown of other assets:

	September 30,	December 31,
	2006	2005
	(In thousands)
Deferred activation and installation costs	$47,740	$68,422
Notes receivable-equipment sales	141	1,995
Deferred pension asset	41,729	41,729
Deferred financing costs, net	895	1,359
Other assets	2,823	1,766

Total	$93,328	$115,271

Customer activation fees, along with the related costs up to but not exceeding the activation fees, are deferred and amortized over the customer relationship period, as required by Staff Accounting Bulletin “SAB” 104. However, customer activation fees are subject to additional consideration when wireless handsets are sold to the customers at a discount and recorded as equipment sales revenue. During the nine months ended September 30, 2006, the customer relationship period was reviewed and changed to 4 years from 5 years for wireline customers and to 2 years from 3 years for wireless customers. This change in estimate resulted in an increase of $15 million in activation and installation revenues and a corresponding in activation and installation expenses for the same amount. This change in estimate did not impact operating income nor net income.
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

There are separate trusts for the annuity and the lump sum benefits. Furthermore, annuity benefit plans are segregated by two employee groups: Salaried and Hourly employees. Salaried group includes HIETEL and management employees. Hourly employees group includes UIET union employees. The Company also provides health care and life insurance benefits to retirees.

The estimated components of the net pension and other post-employment benefit expenses for the three months and nine months ended September 30, 2006 and 2005 are presented below.

	Pension and Lump Sum Benefits				Post- Retirement Benefits
	For the Three Months Ended		For the Nine Months Ended		For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
(In thousands)	2006	2005	2006	2005	2006	2005	2006	2005
Service cost	6,560	$5,714	19,680	17,142	$648	$1,556	$4,618	$4,668
Interest cost	19,300	18,259	57,900	54,777	9,214	8,218	27,642	24,654
Expected return on plan assets	(19,474)	(18,135)	(58,422)	(54,405)	—	—	—	—
Amortization of unrecognized:			—	—			—	—
Transition obligation	90	90	270	270	551	551	1,653	1,653
Prior service cost (benefit)	912	783	2,736	2,349	(2,306)	(2,463)	(6,918)	(7,389)
Actuarial loss, net	5,922	5,549	17,766	16,647	5,120	4,579	15,360	13,737

Total	$13,310	$12,260	$39,930	$36,780	$13,227	$12,441	$42,355	$37,323

Cash Flows

Our estimate of the amount required for qualified pension trust contributions for 2006 is approximately $102 million. We anticipate approximately $1 million in contributions to the non-qualified pension plans and approximately $24 million for the other post-retirement benefits in 2006. As of September 30, 2006, we have contributed approximately $102 million to the qualified pension trust and approximately $21 million to the other post-retirement benefits. We have sufficient liquid resources to fund the remainder of the contribution.

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

During 2005, the ESOP entered into a new loan agreement amounting $2.0 million with the Company to finance the ESOP’s acquisition of the Company’s stock. Also, during 2000 and 2001, subsequent to ESOP’s commencement, the ESOP entered into various loan agreements amounting to $4.9 million with the Company to finance the ESOP’s acquisition of the Company’s stock from former employees.

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

Compensation expense is recorded based on the release of shares at market value, which is based on an independent appraisal performed annually. The release of shares, based upon the per share price established at the Acquisition, amounted to $1 million for December 31, 2005, which was reflected as a reduction of deferred ESOP compensation in equity.

As of September 30, 2006 and 2005, the Employee Stock Ownership Plan (“ESOP”) owns 7% of the outstanding capital stock of the Company.

On November 1, 2006 Sercotel S.A. de C.V. offered to purchase the Company’s stock held by the plan. Pursuant to section 14.03 of the plan document each participant or beneficiary may direct the Trustee either, to sell or not to sell the Company’s stock allocated to the participant’s or beneficiary’s account. The Trustee on behalf of Sercotel S.A. de C.V. sent all ESOP participants and beneficiaries an information statement package disclosing the terms of the offer and voting card. These documents should be reviewed, completed and returned to the Trustee on or before November 29, 2006.

10.	Other Current Liabilities

Following is a breakdown of current liabilities:

	September 30,	December 31,
	2006	2005
	(In thousands)
Accounts payable	$20,188	$43,719
Accrued expenses	66,563	74,805
Employee benefit accruals	49,323	39,991
Carrier payables	10,828	7,812
Taxes	9,466	730
Interest	10,397	5,904

Total	$166,765	$172,961

11.	Debt

Following is a breakdown of debt:

	September 30,	December 31,
	2006	2005
	(In thousands)
Senior notes
Due May 15, 2006 at 6.65%	$—	$399,990
Due May 15, 2009 at 6.80%	299,942	299,929
Term credit facilities:
Due February 28, 2011 at 55 basis points over LIBOR at September 30, 2006	275,000	—
Commercial paper	—	52,000
Deferred derivative and interest rate swap	—	(107)
Capital leases	—	42

Total	574,942	751,854
Less short-term debt	—	452,042

Long-term debt	$574,942	$299,812

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
On August 31, 2001, the Company entered into an interest rate swap contract with a notional amount of $150 million. In September 2002, the Company drew the value out of the hedge position without changing the fixed/floating funding mix of the original swap transaction. This transaction resulted in cash proceeds of $11 million, reflected in cash from operations as required by SFAS No. 104, and created a deferred derivative, which was fully amortized by April 2006. The purpose of the swap was to hedge against changes in the fair market value of the Company’s senior notes to achieve a targeted mix of fixed and variable rate debt. The swap received interest at a fixed rate of 6.65% and paid interest at a net variable rate equal to six month LIBOR plus 170 basis points, with semiannual settlements and reset dates every May 15 and November 15 until maturity of the May 15, 2006 senior notes. The swap was entered into “at market” and as a result, there was no exchange of premium at the initial date of the swap. PRTC was guarantor of the interest rate swap. The interest rate swap matured on May 15, 2006, and all interest payable due regarding the transaction was paid in full at maturity. On May 15, 2006, the Company paid a total of $424 million, of principal and interest of the $400 million senior notes due on that date, of which $275 million was refinanced with the Term Credit Facility that is due on February 28, 2011 and $149 million was paid with cash from operations.
Aggregate maturities of the senior notes and term credit facilities are as follow:

Year		Amount
		(In thousands)
2009	Senor Note	$300,000
2011	Term loan	275,000

Total		$575,000

Currently, the Company is in compliance with all debt covenant agreements and with the financial ratios as specified in term facilities.

12.	Other Non-Current Liabilities

Following is a breakdown of other non-current liabilities:

	September 30,	December 31,
	2006	2005
	(In thousands)
Deferred activation and installation revenues	$47,740	$68,422
Customer deposits	25,962	26,297
Other liabilities	41,969	41,626

Total	$115,671	$136,345

13.	Shareholders’ Equity

Common Stock

Common stock consists of fifty million authorized shares, no par value, of which twenty five million shares were outstanding at September 30, 2006 and December 31, 2005.

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

Declared dividends for financial reporting purposes were the following:

2006		2005
(In thousands)		(In thousands)
(Unaudited)
4thQuarter	$—	4th Quarter	$27,144

3rdQuarter	10,812	3rd Quarter	16,200

2ndQuarter	84,717	2nd Quarter	14,875

1stQuarter	15,559	1st Quarter	3,248

Total	$111,088	Total	$61,467

The senior notes indentures and credit facility agreements do not contain dividend restrictions. The Company declared legal dividends of approximately $111 million during 2006 and paid and declared legal dividends of $63 million during 2005. However, the legal dividends were adjusted for the dividends of the ESOP unallocated shares by $2 million during 2005, only for financial reporting purposes. Dividend corresponding to the consolidated net income for the third quarter ended September 30, 2006 is expected to be declared in the fourth quarter 2006.

14.	Fair Value of Financial Instruments

The carrying amounts and fair values of the Company’s financial instruments at September 30, 2006 and December 31, 2005 are as follows:

	September 30,		December 31,
	2006		2005
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(Unaudited)
	(In thousands)
Assets:
Cash and cash equivalents	$106,276	$106,276	$55,086	$55,086
Accounts receivable, net	193,194	193,194	227,629	227,629
Liabilities:
Other current liabilities	166,765	166,765	172,961	172,961
Short-term debt	—	—	452,042	454,172
Long-term debt, including interest rate swap	574,942	582,782	299,812	308,883
15. Segment Reporting
The Company has two reportable segments: Wireline and Wireless.
The Wireline segment consists of:
•	Local services, including basic voice, telephone and telecommunications equipment rentals, value-added services, high-speed private line services, and Internet access;

•	Access services to long distance carriers, competitive local exchange carriers, and wireless operators for originating and terminating calls on the Company’s network;

•	Long distance services including direct dial on-island and off-island, operator assisted calls, and prepaid calling card;

•	Directory publishing rights services; and

•	Telecommunication equipment sales and billing and collection services to competing long distance operators in Puerto Rico.
The Wireless segment consists of:
•	Postpaid and Prepaid services; and

•	Wireless equipment sales.

Segment results for the Company are as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	(Unaudited)		(Unaudited)
	2006	2005	2006	2005
	(In thousands)
Wireline:
Revenues-
Local services	$147,709	$158,858	$461,316	$465,092
Access services	52,023	62,739	162,349	183,376
Long distance services	15,138	17,817	49,015	48,474
Directory services and other	14,432	18,689	208,808	48,589

Total revenues	$229,302	$258,103	$881,488	$745,531

Operating income	$33,220	$46,045	$244,815	$121,145

Wireless:
Revenues-
Cellular services	$96,059	$72,689	$273,997	$204,766

Operating income	$21,097	$2,835	$56,422	$4,307

Consolidated:
Revenues for reportable segments	$325,361	$330,792	$1,155,485	$950,297
Elimination of intersegment revenues	(8,158)	(8,401)	(22,952)	(19,927)

Consolidated revenues	$317,203	$322,391	$1,132,533	$930,370

Operating income	$54,317	$48,880	$301,237	$125,452

	As of	As of
	September 30,	December 31,
Assets	2006	2005
	(Unaudited)
Wireline assets	$2,237,284	$2,331,252

Wireless assets	414,177	422,557

Segment assets	$2,651,461	$2,753,809

Elimination of intersegment assets	(408,638)	(375,850)

Consolidated assets	$2,242,823	$2,377,959

16.	Condensed Consolidating Information

The following summarizes the condensed consolidating financial information as of September 30, 2006, unaudited and December 31, 2005 and for the quarters then ended presents the financial position, results of operations and cash flows of (i) the Company as if it had accounted for its subsidiaries using the equity method, (ii) the Guarantor Subsidiary (as defined below); and (iii) the Non-Guarantor Subsidiaries (as defined below) on a combined basis. The consolidation entries eliminate investments in subsidiaries and intercompany balances and transactions.

The Notes are guaranteed by PRTC (the “Guarantor Subsidiary”), a wholly-owned subsidiary of the Company, but not guaranteed by the Company’s other subsidiaries, Coqui.net, PRTLD and Datacom (the “Non-Guarantor Subsidiaries”). The guarantee by the Guarantor Subsidiary is full and unconditional.

Condensed Consolidating Balance Sheet
September 30, 2006
(In thousands)
(Unaudited)

		Guarantor	Non-Guarantor		Total
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$77,503	$28,773	$—	$106,276
Intercompany accounts receivable	57,115	47,413	65,403	(169,931)	—
Accounts receivable, net	—	193,382	(188)	—	193,194
Deferred income tax	—	32,398	33	—	32,431
Inventory and supplies, net	—	23,805	1	—	23,806
Prepaid expenses	—	26,915	1,450	—	28,365

Total current assets	57,115	401,416	95,472	(169,931)	384,072
PROPERTY, PLANT AND EQUIPMENT, net	—	1,267,833	7,420	—	1,275,253
GOODWILL AND OTHER INTANGIBLES, net	—	301,091	24,377	—	325,468
DEFERRED INCOME TAX	—	164,168	942	(408)	164,702
INVESTMENT IN SUBSIDIARIES	828,066	—	—	(828,066)	—
OTHER ASSETS	575,895	93,325	—	(575,892)	93,328

TOTAL ASSETS	$1,461,076	$2,227,833	$128,211	$(1,574,297)	$2,242,823

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Intercompany accounts payable	$31,646	$89,618	$53,748	$(175,012)	$—
Other current liabilities	10,513	149,855	6,392	5	166,765

Total current liabilities	42,159	239,473	60,140	(175,007)	166,765
LONG-TERM DEBT, excluding current portion	574,942	574,940	—	(574,940)	574,942
OTHER NON-CURRENT LIABILITIES	—	634,488	561	3,721	638,770

Total liabilities	617,101	1,448,901	60,701	(746,226)	1,380,477

MINORITY INTEREST	—	—	—	18,373	18,373

SHAREHOLDERS’ EQUITY:
Common stock, additional paid in capital and treasury stock	705,516	646,783	41,143	(687,926)	705,516
Deferred ESOP compensation	(26,042)	—	—	—	(26,042)
Retained earnings	335,810	303,458	26,367	(329,825)	335,810
Accumulated other comprehensive loss	(171,309)	(171,309)	—	171,307	(171,311)

Total shareholders’ equity	843,975	778,932	67,510	(846,444)	843,973

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,461,076	$2,227,833	$128,211	$(1,574,297)	$2,242,823

Condensed Consolidating Balance Sheet
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

Condensed Consolidating Statements of Operations
For the three months ended September 30, 2006
(In thousands)
(Unaudited)

		Guarantor	Non-Guarantor		Total
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
REVENUES:
Local services	$—	$136,661	$7,962	$(2,363)	$142,260
Access services	—	51,814	—	(966)	50,848
Long distance services	—	6,345	8,821	(512)	14,654
Cellular services	—	95,214	—	(118)	95,096
Directory and other services and sales	—	17,149	628	(3,432)	14,345

Total revenues	—	307,183	17,411	(7,391)	317,203

OPERATING COSTS AND EXPENSES:
Total operating costs and expenses	46	254,516	15,444	(7,120)	262,886

OPERATING (LOSS) INCOME	(46)	52,667	1,967	(271)	54,317

OTHER INCOME (EXPENSE), NET	27,010	(10,376)	561	(27,471)	(10,276)

INCOME TAX EXPENSE	—	16,933	144	—	17,077

NET INCOME	$26,964	$25,358	$2,384	$(27,742)	$26,964

Condensed Consolidating Statements of Operations
For the three months ended September 30, 2005
(In thousands)

		Guarantor	Non-Guarantor		Total
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
REVENUES:
Local services	$—	$148,589	$8,210	$(2,662)	$154,137
Access services	—	63,513	—	(1,668)	61,845
Long distance services	—	6,864	10,973	(1,027)	16,810
Cellular services	—	72,109	—	(1,192)	70,917
Directory and other services and sales	—	20,947	332	(2,597)	18,682

Total revenues	—	312,022	19,515	(9,146)	322,391

OPERATING COSTS AND EXPENSES:
Total operating costs and expenses	3	267,008	15,646	(9,146)	273,511

OPERATING (LOSS) INCOME	(3)	45,014	3,869	—	48,880

OTHER INCOME (EXPENSE), NET	22,219	(11,427)	345	(22,944)	(11,807)

INCOME BEFORE INCOME TAX EXPENSE	22,216	33,587	4,214	(22,944)	37,073

INCOME TAX EXPENSE	—	13,288	1,569	—	14,857

NET INCOME	$22,216	$20,299	$2,645	$(22,944)	$22,216

Condensed Consolidating Statements of Operations
For the nine months ended September 30, 2006
(In thousands)
(Unaudited)

		Guarantor	Non-Guarantor		Total
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
REVENUES:
Local services	$—	$429,407	$23,864	$(7,171)	$446,100
Access services	—	161,885	—	(2,891)	158,994
Long distance services	—	21,370	27,736	(1,484)	47,622
Cellular services	—	271,970	—	(558)	271,412
Directory and other services and sales	—	222,676	1,414	(15,685)	208,405

Total revenues	—	1,107,308	53,014	(27,789)	1,132,533

OPERATING COSTS AND EXPENSES:
Total operating costs and expenses	(15)	811,039	47,791	(27,519)	831,296

OPERATING INCOME	15	296,269	5,223	(270)	301,237

OTHER INCOME (EXPENSE), NET	217,240	(4,342)	1,222	(218,800)	(4,680)

INCOME TAX (BENEFIT) EXPENSE	(766)	76,454	2,848	—	78,536

NET INCOME	$218,021	$215,473	$3,597	$(219,070)	$218,021

Condensed Consolidating Statements of Operations
For the nine months ended September 30, 2005
(In thousands)

		Guarantor	Non-Guarantor		Total
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
REVENUES:
Local services	$—	$436,314	$24,291	$(7,624)	$452,981
Access services	—	184,344	—	(4,510)	179,834
Long distance services	—	20,504	28,172	(1,824)	46,852
Cellular services	—	203,416	—	(1,192)	202,224
Directory and other services and sales	—	55,443	1,116	(8,080)	48,479

Total revenues	—	900,021	53,579	(23,230)	930,370

OPERATING COSTS AND EXPENSES:
Total operating costs and expenses	(4)	787,303	40,849	(23,230)	804,918

OPERATING INCOME	4	112,718	12,730	—	125,452

OTHER INCOME (EXPENSE), NET	55,167	(33,289)	856	(57,304)	(34,570)

INCOME BEFORE INCOME TAX EXPENSE	55,171	79,429	13,586	(57,304)	90,882

INCOME TAX EXPENSE	—	30,633	5,078	—	35,711

NET INCOME	$55,171	$48,796	$8,508	$(57,304)	$55,171

Condensed Consolidating Statements of Cash Flows
For the nine months ended September 30, 2006
(In thousands)
(Unaudited)

		Guarantor	Non-Guarantor	Total
	Parent	Subsidiary	Subsidiaries	Consolidated
CASH PROVIDED BY OPERATING ACTIVITIES	$—	$432,441	$(21,642)	$410,799

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, including removal costs	—	(98,115)	(57)	(98,172)
Proceeds from sale of investment	—	—	26,651	26,651

Net cash (used in) provided by investing activities	—	(98,115)	26,594	(71,521)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments of short-term debt, including capital leases	(177,000)		—	(177,000)
Dividends paid	(111,088)	—	—	(111,088)
Borrowings/(repayment) intercompany loans	287,953	(287,953)	—	—

Net cash used in financing activities	(135)	(287,953)	—	(288,088)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(135)	46,373	4,952	51,190
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	135	31,130	23,821	55,086

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$77,503	$28,773	$106,276

Condensed Consolidating Statements of Cash Flows
For the nine months ended September 30, 2005
(In thousands)

		Guarantor	Non-Guarantor	Total
	Parent	Subsidiary	Subsidiaries	Consolidated
CASH PROVIDED BY OPERATING ACTIVITIES:	$—	$176,832	$2,914	$179,746

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, including removal costs	—	(114,450)	(742)	(115,192)
Proceeds from sale of fixed assets	—	1,136	—	1,136

Net cash used in investment investing activities	—	(113,314)	(742)	(114,056)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments of short-term debt, including capital leases	(73,000)	(129)	—	(73,129)
Dividends paid	(18,123)	—	—	(18,123)
Borrowings/(repayment) intercompany loans	91,036	(91,036)	—	—

Net cash used in financing activities	(87)	(91,165)	—	(91,252)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(87)	(27,647)	2,172	(25,562)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	(149)	44,658	18,837	63,346

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$(236)	$17,011	$21,009	$37,784

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

Regulatory activity at the federal and local levels has been primarily directed at meeting challenges in maintaining support for local exchange rates and Universal Service while affecting the rate rebalancing and regulatory restructuring required by an increasingly competitive environment. Among the regulatory issues are: rate rebalancing, network interconnection, inter-carrier compensation and insular relief.

We continue to meet the wholesale requirements of new competitors and have signed agreements with various wireless and wireline carriers. These agreements permit them to purchase unbundled network elements, to resell retail services, and to interconnect their networks with ours.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
          We are the largest telecommunications service provider in Puerto Rico and the seventh largest local exchange carrier in the United States as measured by access lines in service. We have two reportable segments: Wireline and Wireless. Wireline service, which has been provided since 1914, is marketed under the PRT brand. At September 30, 2006, we had approximately 1 million access lines in service, including 789,000 residential and 256,000 business lines. We market our cellular service under the Verizon Wireless brand. The Company’s off-island long distance service is provided by PRTLD and its dial-up Internet access service is provided by Coqui.net. On March 31, 2006, the Company sold its equity interest in the Puerto Rico directory operation and its right to receive 35% of the revenues from the publication of directory advertising. The Company will continue sharing data for the publication of directories under a new amended publishing agreement, and will also offer billing and collection services for the directory advertising sales to its service subscribers. Directory publishing revenues were generated through VISI until March 31, 2006.
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
          Our results of operations, financial position and sources and uses of cash in the current and future periods reflect management’s focus on the following four key areas:
•	Revenue Growth — Our emphasis is on revenue transformation, devoting more resources from traditional markets, where we have been experiencing access line erosion, to higher growth markets such as wireless and broadband, including digital subscriber lines (DSL), as well as expanded data services to enterprise markets. For the quarter ended September 30, 2006, our wireless and broadband services increased by 24% compared to the same period in 2005.

For the quarter ended September 30, 2006, the growth of wireless areas, in particular post-paid cellular services increased revenues by 35% compared to the same period in 2005. This increase was driven by the net increase of approximately 62,000 post-paid wireless customers as of September 30, 2006 compared to the number of customers as of September 30, 2005. The data and broadband services revenues for the quarter ended September 30, 2006 increased by 3% compared to the same period in 2005. This increase was driven by DSL revenue growth. The number of the DSL customers as of September 30, 2006 increased by approximately 40,000 compared to the number of customers as of September 30, 2005.

•	Operational Efficiency — While focusing resources on growth markets, we are continually challenging our management team to reduce expenses, particularly through technology-assisted productivity improvements. As of September 30, 2006, the Company had reduced workforce levels compared to the same period in 2005, which we expect will provide future benefits. At September 30, 2006, the Company had approximately 4,712 full-time employees compared to 4,874 at September 30, 2005.

•	Capital Allocation — Capital spending has been, and will continue to be, directed toward growth markets, such as high-speed wireless data or Evolution Data Optimized (EV-DO) technologies. Replacement of the TDMA network and expanded services offered to enterprise markets are some examples of areas of capital spending which support these growth markets.

•	Cash Flow Generation — The financial statements reflect the emphasis of management on using cash provided by our operating and investing activities to significantly reduce debt and to fund our pension plans.
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
          In February 2006, the Company entered into an agreement to sell its equity interest in the Puerto Rico directory operation and the right to receive 35% of the revenues from the publication of directory advertising. The Company will continue sharing data for the publication of directories under a new amended publishing agreement, and will also offer billing and collection services for the directory advertising sales to its service subscribers. This transaction closed on March 31, 2006. In connection with this sale, the Company received net proceeds of $190 million and recorded a net pretax gain of $185 million with an after-tax gain of $149 million.
          On April 3, 2006, Verizon reached agreements to sell its interests in its Caribbean and Latin American telecommunications operations in three separate transactions to América Móvil, S.A. de C.V. (“América Móvil”), a wireless service provider throughout Latin America, and a company owned jointly by Teléfonos de México, S.A. de C.V. (“Telmex”) and América Móvil. The agreements contemplate the sale by Verizon of its 52% interest in the Company to América Móvil. Each transaction is subject to separate approvals by the various national regulatory agencies. Verizon expects to close the sale of its interest in the Company in 2006 or 2007. Popular Inc. and PRTA announced their intention to sell their participation in the Company to América Móvil on similar terms agreed to with Verizon. On November 1, 2006 Sercotel S.A. de C.V. offered to purchase the Company’s stock held by the Company’s Employee Stock Ownership Plan as disclosed in Note 9 to the Company’s unaudited condensed consolidated financial statements.

CONSOLIDATED RESULTS OF OPERATIONS
          In this section, we discuss our overall results of operations and highlight special and non-recurring items. In the following section we review our consolidated results and the performance of our two segments.
CONSOLIDATED REVENUES

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2006	2005	% Change	2006	2005	% Change
	(In millions)			(In millions)
Local	$142	$154	(8)%	$446	$453	(2)%
Network Access	51	62	(18)	159	180	(12)
Long Distance	15	17	(12)	48	47	2
Cellular	95	71	34	272	202	35
Directory and Other	14	18	(22)	208	48	333

Consolidated revenues	$317	$322	(2)	$1,133	$930	22

          Consolidated revenues for the quarter ended September 30, 2006 decreased $5 million, or 2%, to $317 million when compared to the same period in 2005. The decrease was primarily the result of a decrease in network access and local voice. The decrease was partially offset by an increase in the cellular revenue. Consolidated revenues for the nine months ended September 30, 2006 increased $203 million, or 22%, to $1,133 million when compared to the same period in 2005. The increase was primarily the result of the sale of the Company’s right to receive 35% of the revenues from the publication of directory advertising which generated proceeds of $167 million and the result of an increase in cellular revenues.
          Cellular revenues for the quarter ended September 30, 2006 increased $24 million, or 34%, to $95 million when compared to the same period in 2005. This increase was mainly the result of an increase in the number of cellular customers due to attractive price plans, the strength of the network coverage and capacity and the impact of Universal Service Administration Company (“USAC”) certification of our wireless operation to receive Interstate Common Line Support (“ICLS”) payments effective October 2005. As a result, the Company expects to receive approximately $23 million in ICLS payments on a yearly basis.
          Cellular revenues for the nine months ended September 30, 2006 increased by $70 million, or 35%, to $272 million when compared to the same period in 2005. The increase was primarily the result of an increase of approximately 62,000 postpaid wireless customers due to attractive price plans, the strength of the network coverage and capacity, the impact of “USAC” certification of our wireless operation to receive “ICLS” payments effective October 2005 and an increase in cellular roaming revenues.
          Directory and other revenues for the quarter ended September 30, 2006 decreased $4 million, or 22%, to $14 million when compared to the same period in 2005. This decrease was the result of the sale of the Company’s right to receive 35% of the revenues from the publication of directory advertising, which closed on March 31, 2006. The Company received proceeds of $167 million for the publication right, which were recognized as directory revenues in the quarter ended March 31, 2006.
          Directory and other revenues for the nine months ended September 30, 2006 increased $160 million or 333% to $208 million when compared to the same period in 2005. The increase was the result of the sale of the Company’s right to receive 35% of the revenues from the publication of directory advertising which resulted in proceeds of $167 million, and were recognized as directory revenues March 31, 2006.
CONSOLIDATED OPERATING EXPENSES

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2006	2005	%Change	2006	2005	%Change
	(In millions)			(In millions)
Cost of services and sales	$80	$80	(0)%	$253	$236	7%
Selling, general and administrative expenses	121	134	(10)	393	388	1

Total consolidated operating expenses	$201	$214	(6)	$646	$624	3

Consolidated operating expenses for the quarter ended September 30, 2006 decreased $13 million, or 6%, to $201 million when compared to the same period in 2005. Consolidated operating expenses for the nine months ended September 30, 2006 increased $22 million, or 3%, to $646 million when compared to the same period in 2005.
Cost of services and sales for the quarter ended September 30, 2006 remained constant when compared to the same period in 2005. Cost of services and sales for the nine months ended September 30, 2006 increased $17 million, or 7%, to $253 million when compared to the same period in 2005. This increase was mainly due to an increase in activation charges of $16 million resulting from a change in the estimate of the average customer life used for amortizing previously deferred activation revenues.
Selling, general and administrative expenses for the quarter ended September 30, 2006 decreased $13 million, or 10%, to $121 million when compared to the same period in 2005. The decrease was due to a $4 million decrease in regulatory fees, $3 million decrease in consulting fees, of $2 million decrease in legal expenses , a $1 million decrease in collection agent commission expenses and a $3 million decrease in other expenses.
Selling, general and administrative expenses for the nine months ended September 30, 2006 increased $5 million, or 1%, to $393 million when compared to the same period in 2005. This increase was mainly due to transaction and indemnity expenses of $9 million incurred in connection with the sale of the Company’s equity interest in the Puerto Rico directory operation and the publication rights of directory advertising and a $4 million decrease in advertising expenses.
OTHER CONSOLIDATED RESULTS

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2006	2005	%Change	2006	2005	%Change
	(In millions)			(In millions)
Retirement and voluntary separation provision	$—	$—	—%	$—	$2	(100)%
Depreciation and amortization	62	60	3	185	181	2
Interest expense and others	10	12	(17)	31	34	(9)
Equity income in joint venture	—	(1)	(100)	(28)	(2)	13
Minority interest in consolidated subsidiary	1	1	0	2	2	0
Income tax (benefit) expense	17	15	13	79	36	120

Total Other Consolidated Results	$90	$87	3	$269	$253	6

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
Depreciation and Amortization Expense
          Depreciation and amortization expense for the quarter ended September 30, 2006 increased $2 million, or 3% to $62 million when compared to the same period in 2005 due to higher amortization of software implementations. Depreciation and amortization expense for the nine months ended September 30, 2006 increased $4 million, or 2% to $185 million when compared to the same period in 2005 due to higher amortization of software implementations.
Interest Expense, net
          Interest expense for the quarter ended September 30, 2006 decreased $2 million, or 17%, to $10 million when compared to the same period in 2005. The decrease was primarily due to a lower outstanding debt balance. Interest expense for the nine months ended September 30, 2006 decreased $3 million, or 9% to $31 million when compared to the same period in 2005 due to lower outstanding debt.

Equity Income From Joint Venture
          The equity income from joint venture for the nine months ended September 30, 2006, excluding the net pre-tax gain from the sale of the Company’s equity interest, decreased $2 million, to $0, when compared to the same period in 2005. The Company generated equity income from the joint venture until March 31, 2006, when the Company consummated the sale of its equity interest in the Puerto Rico directory operation.
Gain On Sale Of Interest In Joint Venture
          On March 31, 2006, the Company consummated the sale of its participation in the equity interest in the Puerto Rico directory operation. The net pre-tax gain from the sale of the Company’s equity interest was $28 million.
Minority Interest In Consolidated Subsidiary
          The minority interest included in the Company’s results of operations reflects the 33% interest in Coqui.net that is not held by the Company but held by Popular, Inc., one of our current shareholders. The minority interest for the quarter ended September 30, 2006 and for the nine months ended September 30, 2006 remained constant at $1 million and $2 million, respectively, when compared to the same periods in 2005.
Income Taxes
          The effective income tax rate is the provision for income taxes as a percentage of income before tax from continuing operations. A $79 million tax provision for the nine months ended September 30, 2006 reflects a 26.3% effective tax rate. The difference in the tax provision of $45 million between the effective and the statutory tax rate of 41.5%, primarily represents permanent differences mainly due to the sale of the Company’s participation in the equity interest in the Puerto Rico directory operation and the right to the revenues from the directory advertising, which was treated as capital gains taxed at a reduced tax rate of 20% and due to the application of a reduced corporate tax rate of 29% to certain operations due to net operating loss carry forward.
SEGMENT RESULTS OF OPERATIONS
          The Company has two reportable segments, Wireline and Wireless. See Note 16 to the unaudited condensed consolidated financial statements for additional information on the Company’s segments. Reclassifications of prior period’s data have been made to conform to the current period’s presentation.
     Wireline segment consists of:
•	Local services, including basic voice, telephone and telecommunications equipment rentals, value-added services, high-speed data services, and Internet access;

•	Long distance services including direct dial on-island and off-island, operator assisted calls, and prepaid calling card;

•	Access services to long distance carriers, competitive local exchange carriers, and wireless operators for originating and terminating calls on the Company’s network;

•	Directory publishing rights services; and

•	Telecommunication equipment sales and billing and collection services to competing long distance operators in Puerto Rico.
     Wireless segment consists of:
•	Postpaid and prepaid services; and

•	Wireless equipment sales.

WIRELINE REVENUES

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2006	2005	% Change	2006	2005	% Change
	(In millions)			(In millions)
Local	$148	$159	(7)%	$461	$465	(1)%
Network Access	52	63	(17)	162	183	(11)
Long Distance	15	18	(17)	49	49	—
Directory and Other	14	18	(22)	209	49	327

Total Wireline	$229	$258	(11)	$881	$746	18

OPERATING DATA

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2006	2005	% Change	2006	2005	% Change
Access Lines in Service (000’s):
Residential	789	863	-9%	789	863	-9%
Business	256	273	-6%	256	273	-6%

Total	1,045	1,136	-8%	1,045	1,136	-8%

          Wireline revenues include local service, network access, long distance, directory and other revenues. For the quarter ended September 30, 2006, wireline revenues decreased $29 million, or 11%, to $229 million when compared to the same period in 2005. The revenue decrease is primarily attributable to a reduction in local voice and network access revenues due to a decrease of approximately 91,000 customers as of September 30, 2006 when compared to the number of customers as of September 30, 2005.
          Wireline revenues for the nine months ended September 30, 2006 increased $135 million, or 18%, to $881 million when compared to the same period in 2005. The revenue increase is primarily attributable to the sale of the Company’s right to receive 35% of the revenues from the publication of directory advertising, which closed on March 31, 2006. The Company received proceeds of $167 million from the sale of the directory publication rights, which were recognized as directory revenues.
Local Services
          Local service revenues include revenues from basic voice, telephone and telecommunications equipment rental, value-added services, high-speed data services, and Internet access. Local service revenues for the quarter ended September 30, 2006 decreased $11 million, or 7%, to $148 million when compared to the same period in 2005. This decrease was mainly due to a reduction of $13 million decrease in basic voice service revenues directly as a result of a decrease in access lines. This decrease was offset by a $2 million increase in data service revenues as a result of an increase in the number of customers requesting special services, such as DSL.
          Local service revenues for the nine months ended September 30, 2006 decreased $4 million, or 1%, to $461 million when compared to the same period in 2005. The decrease was mainly due to lower basic voice service revenues directly as a result of a decrease in access lines. This decrease was also driven by a decrease in public phone revenues as a result of the Company’s sale of public phone assets in May, 2005. This decrease was offset by a $7 million increase in activation revenues resulting from a change in the estimate of the average customer life used for amortizing previously deferred activation revenues. This decrease was also offset by an $11 million increase in data service revenues as a result of an increase in the number of customers requesting special services, such as DSL.
Network Access
          Network access revenues include revenues from services provided to long distance carriers, competitive local exchange carriers, and wireless operators for originating and terminating calls on our network. Network access revenues for the quarter ended September 30, 2006 decreased $11 million, or 17%, to $52 million when compared to the same period in 2005. The decrease was mainly due to a $7 million decrease in interstate regulated access revenues driven by the interstate common line adjusted estimates as a result of the NECA settlement process and a $4 million decrease in intra-island and interstate access revenues of $4 million due to lower access traffic.

          Network access revenues for the nine months ended September 30, 2006 decreased $21 million, or 11%, to $162 million when compared to the same period in 2005. The decrease was mainly due to a $11 million decrease in regulated access revenues driven by the interstate common line adjusted estimates as a result of the NECA settlement process. The decrease in network access was also driven by a $10 million decrease in intra-island and interstate access revenues due to lower access traffic.
Long Distance
          Long distance revenues include direct dial on-island and off-island, operator-assisted calls and prepaid calling cards revenues. Long distance revenues for the quarter ended September 30, 2006 decreased $3 million or 17%, to $15 million when compared to the same period in 2005, mainly due to lower interstate toll traffic.
          Long distance revenues for the nine months ended September 30, 2006, remained constant at $49 million, mainly due to an increase in the monthly minimum usage charge implemented in August 2005 offset by decrease in interstate toll traffic.
Directory and Other
          Directory and other revenues include revenues from directory publishing rights, telecommunication equipment sales and billing and collection services provided to competing long distance operators in Puerto Rico. Directory and other revenues for the quarter ended September 30, 2006 decreased $4 million or 22%, to $14 million when compared to the same period in 2005, due to a $3 million decrease in directory revenue mainly as a result of the sale of the Company’s right to receive 35% of the revenues from the publication of directory advertising, which closed on March 31, 2006. The Company received proceeds of $167 million for the publication right, which were recognized under directory revenue. The decrease was also driven by lower wireline equipment sales when compared to same period in 2005.
          Directory and other revenues for the nine months ended September 30, 2006 increased $160 million, or 327%, to $209 million when compared to the same period in 2005, mainly as a result of the sale of the Company’s right to receive 35% of the revenues from the publication of directory advertising, which closed on March 31, 2006. The increase in directory and other revenues was also due to a $3 million increase in other services of as a result of the recognition of late payment fees.
WIRELINE EXPENSES AND CHARGES

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2006	2005	%Change	2006	2005	%Change
	(In millions)			(In millions)
Cost of services and sales	$49	$55	(11)%	$166	$162	3%
Selling, general and administrative expenses	95	106	(11)	315	306	3

Total Wireline	$144	$161	(11)	$481	$468	3

          Wireline expenses for the quarter ended September 30, 2006 decreased $17 million, or 11%, to $144 million when compared to the same period in 2005. Wireline expenses for the nine months ended in September 30, 2006 increased $13 million, or 3%, to $481 million when compared to the same period in 2005.
Cost of Services and Sales
          Cost of services and sales for the quarter ended September 30, 2006 decreased $6 million, or 11%, to $49 million when compared to the same period in 2005. The decrease was due to a $3 million decrease in the cost of equipment sold and $3 million decrease in activation charges.
          Cost of service and sales for the nine months ended September 30, 2006 increased $4 million, or 3%, to $166 million when compared to the same period in 2005. The increase is mainly driven by higher activation charges of $8 million, resulting from a change in the estimate of the average customer life used for amortizing previously deferred activation charges. The increase was partially offset by a $2 million decrease in material usage and a $1 million decrease in tools expense.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the quarter ended September 30, 2006 decreased $11 million, or 11%, to $95 million when compared to the same period in 2005. The decrease was driven by a $3 million decrease in labor and benefits, a $1 million decrease in consulting expense, a $2 million decrease in legal expenses, a $1 million decrease in collection agent commissions, a $1 million decrease in regulatory fees, and a $3 million decrease in other expenses.
Selling, general and administrative expenses for the nine months ended September 30, 2006 increased $9 million, or 3%, to $315 million when compared to the same period in 2005. The increase was due to the transaction and indemnity expenses of $9 million incurred in connection with the sale of the participation in the equity interest in the Puerto Rico directory operation and the publication right of directory advertising.
WIRELESS REVENUES

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2006	2005	% Change	2006	2005	% Change
	(In millions)			(In millions)
Postpaid Cellular	$67	$56	20%	$192	$154	25%
Prepaid Cellular	6	4	1	15	12	25

Total Cellular	73	60	22	207	166	25
Wireless Equipment and Other	23	13	77	67	39	72

Total Wireless	$96	$73	32	$274	$205	34

OPERATING DATA

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2006	2005	% Change	2006	2005	% Change
Cellular Customers (000’s):
Postpaid	425	362	17%	425	362	17%
Prepaid	103	96	7	103	96	7

Total	528	458	15	528	458	15

Postpaid Cellular Average Revenue Per Unit (ARPU)	$53	$53	—%	$53	$53	—%
Prepaid Cellular ARPU	20	13	54	16	14	14
Combined Cellular ARPU	47	43	9	46	44	5
          Total revenues from wireless services and related equipment sales and other services for the quarter ended September 30, 2006 increased $23 million, or 32%, to $96 million when compared to the same period in 2005, driven by strong growth in the number of cellular subscribers.
Total Cellular Revenues
          Total Cellular revenues for the quarter ended September 30, 2006 increased $13 million, or 22%, to $73 million when compared to the same period in 2005. This increase was mainly due to a $7 million increase in access rent revenues resulting from an increase of approximately 62,000 postpaid cellular customers as of September 30, 2006 when compared to the number of customers as of September 30, 2005, attractive price plans and the strength of the network coverage and capacity. Cellular service revenues for the quarter ended September 30, 2006 also reflect a $2 million increase in activation charges resulting from a change in estimate of the average customer life used for amortizing previously deferred activation charges.
          Total Cellular revenues for the nine months ended September 30, 2006 increased $41 million, or 25%, to $207 million when compared to the same period in 2005. This increase was mainly due to an increase in access rent revenue of $23 million as a result of an increase of approximately 62,000 postpaid cellular customers as of September 30, 2006 compared to the number of customers as of September 30, 2005, attractive price plans and the strength of the network coverage and capacity. Cellular service revenues for the nine months ended September 30, 2006 also reflect an increase in activation charges of $8 million resulting from a change in estimate of the average customer life used for amortizing previously deferred activation charges.

Wireless Equipment and Other
          Revenues from wireless equipment sales and other services for the quarter ended September 30, 2006 increased $10 million, or 77%, to $23 million when compared to the same period in 2005. This increase is mainly due to higher access revenues of $6 million due to the impact of the USAC certification of our wireless operation to receive Interstate Common Line Support (“ICLS”) payments effective October 2005, as a result of which the Company expects to receive approximately $23 million in ICLS payments on a yearly basis.
          Revenues from wireless equipment sales and other services for the nine months ended September 30, 2006 increased $28 million, or 72%, to $67 million when compared to the same period in 2005. This increase is mainly due to higher access revenues of $18 million due to the impact of the USAC certification of our wireless operation.
WIRELESS EXPENSES AND CHARGES

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2006	2005	% Change	2006	2005	%Change
	(In millions)			(In millions)
Cost of services and sales	$33	$28	18%	$93	$80	16%
Selling, general and administrative expenses	33	33	0	95	93	2

Total Wireless	$66	$61	8	$188	$173	9%

          Wireless expenses for the quarter ended September 30, 2006 increased $5 million, or 8%, to $66 million when compared to the same period in 2005. Wireless expenses for the nine months ended September 30, 2006 increased $15 million, or 9%, to $188 million when compared to the same period in 2005.
Cost of Services and Sales
Cost of service and sales for the quarter ended September 30, 2006 increased $5 million, or 18%, to $33 million when compared to the same period in 2005. The increase was due to a $3 million increase in equipment cost of sales, and a $2 million increase in activation charges.
Cost of services and sales for the nine months ended September 30, 2006 increased $13 million, or 16%, to $93 million when compared to the same period in 2005. The increase was due to a $6 million increase in activation charges resulting from a change in the estimate of the average customer life used for amortizing previously deferred activation charges, a $3 million increase in cellular roaming expenses and an $4 million increase in equipment cost of sales as a result of the significant increase in the wireless subscriber base.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the quarter ended September 30, 2006 remained constant at $33 million when compared with the same period in 2005.
Selling, general and administrative expenses for the nine months ended September 30, 2006 increased $2 million, or 2%, to $95 million when compared to the same period in 2005. The increase was mainly driven by higher facilities T1 expense of $4 million offset by a $2 million decrease in wireless commissions expense.

LIQUIDITY AND CAPITAL RESOURCES
CONSOLIDATED FINANCIAL CONDITION

	For the Nine Months Ended September 30,
	2006	2005	Change
	(in millions)
Cash flows from (used in):
Operations	$411	$180	$231
Investing	(72)	(114)	42
Financing	(288)	(91)	(197)
OVERALL LIQUIDITY ASSESSMENT
          As of September 30, 2006, current assets exceeded current liabilities by $217 million. We believe our sources of funds including operations, sales of non-strategic assets and readily available external financing arrangements will be sufficient to meet our ongoing requirements.
          On March 31, 2006, the Company completed the sale of its participation in the equity interest in the Puerto Rico directory operation and its right to receive 35% of the revenues from the publication of directory advertising. The Company received net proceeds from the sale of $190 million, with an after tax gain of $149 million. The Company used the proceeds from this sale to pay dividends and reduce long-term debt.
OPERATIONS
          Cash from operations continued to be our primary source of funds. Cash from operations for the nine months ended September 30, 2006 increased $231 million compared to same period in 2005. This increase was primarily due to the Company’s receipt of $167 million from the sale of the Company’s right to receive 35% of the revenues from the publication of directory advertising, reduced pension contributions of $33 million and the Company’s collection of $27 million from the Schools and Libraries Program of the Federal Universal Service Fund.
INVESTING
          Net cash used in investing activities for the nine months ended September 30, 2006 was $72 million compared to $114 million for the same period in 2005. The $42 million decrease in net cash used in investing activities was primarily due to the Company’s receipts of $23 million in proceeds from the sale of the Company’s participation in the equity interest in the Puerto Rico directory operation, the proceeds of $4 million from a cash sweep related to the sale mentioned above and a decrease of $17 million in capital expenditures and costs of removal as a result of decreased spending on outside plant, mainly in urban projects.
          We have invested approximately $1.4 billion from the date of the Acquisition through September 30, 2006 to expand and enhance our networks. Our planned capital expenditures for 2006 are approximately $154 million, which we expect to finance with internally generated funds.
FINANCING
          Net cash used in financing activities for the nine months ended September 30, 2006 was $288 million compared to $91 million for the same period of 2005. The Company reduced outstanding debt, including capital leases and commercial paper, by $177 million for the nine months ended September 30, 2006.

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
          The shareholders’ agreement requires the payment of dividends equal to at least 50% of consolidated net income, payable quarterly to the extent funds are legally available. For the nine months ended September 30, 2006 and September 30, 2005, the Company paid dividends of $111 million and $18 million, respectively, which were declared in the quarters ended in September 30, 2006 and September 30, 2005, respectively. The senior note indentures and credit facility agreements do not contain restrictions on the payment of dividends.
OFF-BALANCE SHEET ARRANGEMENTS
          The Company currently does not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
REGULATORY AND OTHER MATTERS
REGULATORY AND COMPETITIVE TRENDS
          Regulatory activity at the federal and local levels has been primarily directed at meeting challenges in maintaining support for local exchange rates and Universal Service while putting into effect the rate rebalancing and regulatory restructuring required by an increasingly competitive environment. Some of the regulatory issues are: rate rebalancing, network interconnection, inter-carrier compensation and high cost support for insular relief.
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
          As a result of repeated delays in the administrative proceeding, on February 3, 2006, the Company withdrew the tariff structure proposed under the Single Zone Plan and filed a motion to dismiss the related complaint. The TRB granted the company’s motion to dismiss the related complaint. PRTC had planned to file a new tariff structure in the second quarter of 2006 that would rebalance residential and business service within the context of the current 10 local calling areas. However, PRTC has decided to postpone the rebalancing effort until management believes the timing is appropriate.

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
          On November 1, 2004 PRTC filed a Motion for Summary Judgment requesting the dismissal of plaintiffs’ claim due to plaintiffs’ failure to follow the procedure to object to charges established by Law 33. Law 33 establishes that a telecommunication services user has twenty days from the receipt of the telecommunications service company invoice to object to charges in the invoice. In the motion, PRTC has argued that since plaintiffs admittedly failed to comply with said procedure their claims are time-barred. The motion is still under consideration by the Court.
          On May 10, 2005 the Court issued an Order certifying the case as a class action. PRTC sought reconsideration of that decision and a hearing was held on June 20, 2005 to discuss the merits of PRTC’s position. On June 22, 2005 the Court issued an Order confirming the class as a certified class action suit. As a consequence, a writ of certiorari was filed on June 22, 2005. On September 19, 2005 the Puerto Rico Court of Appeals denied the same. PRTC sought reconsideration of that decision on October 4, 2005. The reconsideration request was denied on October 11, 2005. Therefore PRTC filed a writ of certiorari with the Puerto Rico Supreme Court on November 10, 2005. The writ of certiorari was denied on January 18, 2006.
          On January 11, 2006, the PRTC filed a motion to dismiss alleging lack of subject matter jurisdiction based on the enactment of Law No. 138 of November 4, 2005. This new law grants the TRB exclusive primary jurisdiction to entertain class actions related to telecommunication services. The hearing scheduled for January 24, 2006 was rescheduled for May 16, 2006 in response to plaintiffs’ request for time to oppose PRTC’s motion to dismiss. The court granted the plaintiffs an extension of the deadline until March 24, 2006 to submit their motions opposing PRTC’s motion to dismiss. In addition the Court granted PRTC until April 24, 2006 to submit its reply. On March 24, 2006 plaintiffs filed a request for sixty additional days to submit their opposing motion. On March 29, 2006 PRTC opposed this request and asked the Court to rule on the jurisdictional matter brought by PRTC. On April 3, 2006, the Court denied plaintiffs’ request for extension of time, but did not rule on PRTC’s motion to dismiss. On April 12, 2006, plaintiffs’ filed for reconsideration, which was not considered by the Court. Consequently, on April 28, 2006, plaintiffs’ filed an opposition to PRTC’s motion to dismiss arguing that Law 138 is unconstitutional. PRTC filed an urgent motion, arguing that the opposition was untimely filed, and as a result the Court has lost jurisdiction of said motion under the Rules of Civil Procedure. In the alternative, and due to the fact that this is an interlocutory proceeding, PRTC requested additional time to file a reply and a new date for the argumentative hearing. On May 9, 2006, plaintiffs filed opposition to PRTC’s request.
          On May 9, 2006, the Judge issued a final judgment dismissing the proceeding. The Judge acknowledged that with the enactment of Law 138, the TRB has primary jurisdiction to hear the case. On June 8, 2006 the plaintiffs filed an appeal before the Puerto Rico Court of Appeals.
          On July 10, 2006, PRTC filed its corresponding opposition to the appeal. The Plaintiffs filed a request for oral hearing. On October 12, 2006, the Court of Appeals denied the plaintiffs’ request for oral hearing and acknowledged the brief filed by PRTC. The case has been submitted and pending for a final determination.
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
          Separately, the TRB initiated an agreed upon procedures audit of the Company, which included an audit of its compliance with the FCC’s affiliate transactions rules and the CTI asset transfer. On May 5, 2005, the Audit Report was delivered to PRTC. The audit report confirmed that PRTC complied with the affiliate transaction rules. With respect to the CTI asset transfer, the audit report essentially repeated the FCC’s conclusions. The agreed-upon procedures audit is pending final approval by the TRB.

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
          The FCC delayed conversion to price cap regulation until June 30, 2002, and the Company requested an extension until June 30, 2003. Under an FCC order issued on April 18, 2002, the Company was no longer required to file a waiver request until the FCC had completed its review of the “all-or-nothing” rule. In addition, upon the FCC’s issuance of an Order and Second Further Notice of Proposed Rulemaking (the “Order”) by the FCC on February 28, 2004, the FCC deferred further action on the “all-or-nothing” rule until it had reviewed the record compiled in response to the notice included in the Order. Furthermore, the FCC declared that all outstanding interim waivers of the “all-or-nothing” rule that depended on the FCC’s pending decision shall continue to be effective until the FCC issues a final order on this matter. As a result, the Company currently continues to set its interstate access rates based on rate-of-return principles.
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
HIGH COST SUPPORT FOR INSULAR RELIEF
          On December 9, 2005, the FCC issued a Notice of Proposed Rulemaking in which it tentatively concluded thatit would establish a non-rural insular universal service mechanism. The FCC’s proposed mechanism is based on a proposal made by the Company on May 6, 2005. Initially, comments were due on February 10, 2006 and reply comments on March 13, 2006. After a request for extension filed by US Telecom, the FCC extended the deadline for filing comments and reply comments to March 27, 2006 and May 26, 2006 respectively. PRTC filed comments in support of the Commission’s tentative conclusion on March 27, 2006, and reply comments on May 26, 2006. If the FCC’s tentative conclusion were adopted, the Company would be eligible to receive approximately $33 million in annual support based on current investment levels. The Company would be eligible for additional support for its wireless service based on the same per-line support received by the Company. FCC has not provided a timetable for action on its tentative conclusion, nor any assurances that it will adopt the mechanism as proposed. While the Company does not currently receive high-cost support from the FCC, PRTC does receive significant universal service money under other FCC universal service programs.
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
          The Company has challenged each of these fees in federal court and in the Puerto Rico courts. In the leading case, PRTC v. Guayanilla, the federal district court granted the Company’s motion for summary judgment on January 28, 2005, holding that the fee proposed by the municipality violated federal law because the municipality could not show that the fee was related to rights of way use. The municipality appealed the district court’s ruling. All local court cases were stayed pending the outcome of the Guayanilla appeal. On June 7, 2006, the First Circuit issued an order affirming the District Court’s grant of summary judgment in the Guayanilla case. The opinion contains an endorsement of the principle that any rights-of-way fees imposed by a municipality must bear a direct relationship to a telecommunications carrier’s use of those rights-of-way and that a municipality’s costs of maintaining the rights-of-way are “an essential part of the equation.”

It adopts the principle that once a municipal fee is shown to be a potential barrier to providing service under Section 253(a), the burden of proof shifts to the municipality to show that the fee meets the definition of “fair and reasonable compensation” as specified in Section 253(c) of the federal law. PRTC has filed or is in the process of filing a corresponding motion to dismiss in all pending cases based on this Opinion. So far, for the following pending cases at the federal court, to wit, PRT v. Municipality of Caguas, PRTC v. Municipality of Ponce and PRTC v. Municipality of Utuado. In all cases, the Court has declared the municipality ordinance null and void based on the Guayanilla Opinion. PRT v. Municipality of Cidra, PRT v. Municipality of Vega Baja and PRT v. Municipality of Cataño are still pending.
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
INTERCONNECTION DISPUTE
          In October 2004, the TRB arbitrated an interconnection contract between WorldNet Telecommunications Inc. (“WorldNet”) and the Company. Among its conclusions, the TRB adopted the arbitrator’s decision to approve a provision that established performance parameters under the contract but rejected the imposition of liquidated damages for failure to meet the performance parameters. Both WorldNet and the Company cross-appealed certain aspects of the TRB’s rulings in the U.S. District Court for the District Court of Puerto Rico pursuant to the Federal Communications Act and moved for summary judgment. In early February 2006, the District Court affirmed in part and reversed in part the disputed TRB rulings. Both the Company and the TRB filed notices of appeal in the U.S. Court of Appeals for the First Circuit, which remain pending and their timing and outcome are unknown. PRT filed its brief on Appeal on September 15, 2006. The TRB and WorldNet also filed their corresponding briefs. Reply briefs for WorldNet were due on October 20, 2006 and for PRTC and the TRB on November 20, 2006. In addition, WorldNet has also requested immediate further proceedings before the TRB with respect to the ruling of the District’s Court. PRTC opposed on the grounds that said petition is premature, improper and unnecessary. That request is pending.
SUBSCRIBER LINE CHARGE (SLC)
          On December 14, 2005, the FCC sent PRTC a letter questioning PRTC’s relative percentages of single line and multiline business access lines in the Company’s annual reports submitted to the FCC for the years 2000-2004. As result of this inquiry, PRTC discovered that the Company had been under billing some customers for the multiline subscriber line charge (SLC). Effective June 1, 2006, PRTC implemented a prospective correction for the single/multiline customers to amend the error.
          Since PRTC is a member of the NECA Common Line Pool, any SLC under billing has been recovered from the NECA pool. As a result, PRTC, in conjunction with NECA, have been discussing the back-billing issue taking into consideration the NECA Administration Procedures and FCC orders and opinions issued in connection with back-billing controversies. On June 1, 2006 PRT started billing the SLC correctly to all its customers. On July 28, 2006 members of NECA and PRTC agreed to jointly approach the FCC during the month of August 2006 to seek a determination of the proper back-billing period and to inform USAC of the situation, as deemed necessary. On September 15, 2006 PRTC representatives met with FCC and USAC to discuss PRTC’s petition regarding a six (6) month term for back billing and for the devolution of funds to USAC. On September 27, 2006 PRTC submitted a letter expressing the reasoning behind the petition that the FCC should determine that the six (6) month period is reasonable under the specific circumstances. On October 1, 2006, PRTC started back billing customers a six (6) month period from December 2005 until May 2006, inclusive.
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
          On May 16, 2006, the Governor signed into law a clarification that the maximum corporate tax rate is 41.5%. Therefore, income taxes reflected as of September 30, 2006 for current and deferred tax purposes reflect such effect.
          The estimated impact was an increase in the deferred tax asset of $0.8 million, and a decrease in the income tax provision of $0.8 million, which were recorded in the quarter ended September 30, 2006.
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
          The following table summarizes the fair value of our senior notes at September 30, 2006 and the fair value of our senior notes and interest rate swap at December 31, 2005 and provides a sensitivity analysis of the fair values of these instruments assuming a 100 basis point increase or decrease in the yield curve. The sensitivity analysis does not include the fair values of our floating-rate debt since it is not significantly affected by changes in market interest rates.

			Fair Value
			Assuming 100 Basis Point
	Carrying Amount	Fair Value	Increase	Decrease
	(In thousands)
September 30, 2006:

Senior notes	$299,942	$307,782	$300,544	$315,238

December 31, 2005:

Senior notes	$699,919	$711,120	$700,558	$722,038
Interest rate swap	(1,080)	(1,080)	(1,446)	(713)

Total	$698,839	$710,040	$699,112	$721,325

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
          TELECOMUNICACIONES DE PUERTO RICO, INC.

By: Name:	/s/ Cristina M, Lambert Cristina M. Lambert
Title:	President and Chief Executive Officer
Date:	November 14, 2006

By: Name:	/s/ Héctor Houssay Héctor Houssay
Title:	Vice President Finance and Chief Financial Officer
Date:	November 14, 2006

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION
3.1	Certificate of Incorporation of Telecomunicaciones de Puerto Rico, Inc. (Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement filed on Form S-4, as amended (File 333-85503)).

3.2	Certificate of Amendment to the Certificate of Incorporation of Telecomunicaciones de Puerto Rico, Inc. (Incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (File 333-85503)).

3.3	By-Laws of Telecomunicaciones de Puerto Rico, Inc. (Incorporated by reference to Exhibit 3.4 of the Company’s Registration Statement filed on Form S-4, as amended (File 333-85503)).

4.1	Trust Indenture dated as of May 20, 1999 between Telecomunicaciones de Puerto Rico, Inc. and The Bank of New York. (Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement filed on Form S-4, as amended (File 333-85503)).

10.1	Shareholders Agreement, dated as of March 2, 1999, by and among Telecomunicaciones de Puerto Rico, Inc., GTE Holdings (Puerto Rico) LLC, GTE International Telecommunications Incorporated, Popular, Inc., Puerto Rico Telephone Authority and the shareholders of Telecomunicaciones de Puerto Rico, Inc., who shall from time to time be parties thereto as provided therein. (Incorporated by reference to Exhibit 10.5 of the Company’s Registration Statement filed on Form S-4, as amended (File 333-85503)).

10.2	Non-Competition Agreement, dated as of March 2, 1999, by and among Telecomunicaciones de Puerto Rico, Inc, GTE Holdings (Puerto Rico) LLC, GTE International Telecommunications Incorporated, Popular, Inc., Puerto Rico Telephone Authority, and the Government Development Bank for Puerto Rico. (Incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement filed on Form S-4, as amended (File 333-85503)).

10.3	Trust Agreement of the Employee Stock Ownership Plan of Telecomunicaciones de Puerto Rico, Inc., dated as of March 2, 1999, by and between U.S. Trust, National Association and Telecomunicaciones de Puerto Rico, Inc. (Incorporated by reference to Exhibit 10.12 of the Company’s Registration Statement filed on Form S-4, as amended (File 333-85503)).

10.4	ESOP Loan Agreement, dated as of March 2, 1999, by and between the Trust of the Employee Stock Ownership Plan of Telecomunicaciones de Puerto Rico, Inc. and Telecomunicaciones de Puerto Rico, Inc. (Incorporated by reference to Exhibit 10.13 of the Company’s Registration Statement filed on Form S-4, as amended (File 333-85503)).

10.5	Pledge Agreement, dated as of March 2, 1999, by and between the Trust of the Employee Stock Ownership Plan of Telecomunicaciones de Puerto Rico, Inc. and Telecomunicaciones de Puerto Rico, Inc. (Incorporated by reference to Exhibit 10.15 of the Company’s Registration Statement filed on Form S-4, as amended (File 333-85503)).

10.6	Tag Along Agreement, dated as of March 2, 1999, by and among GTE Holdings (Puerto Rico) LLC, GTE International Telecommunications Incorporated, and the Trust of the Employee Stock Ownership Plan of Telecomunicaciones de Puerto Rico, Inc. (Incorporated by reference to Exhibit 10.16 of the Company’s Registration Statement filed on Form S-4, as amended (File 333-85503)).

10.7	Commercial Paper Dealer Agreement 4(2) Program among Telecomunicaciones de Puerto Rico, Inc., as Issuer; Puerto Rico Telephone Company, Inc. and Celulares Telefónica, Inc., as Guarantors; and Merrill Lynch Money Markets Inc., as Dealer for notes with maturities up to 240 days; Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Dealer for notes with maturities over 270 days up to 365 days. Concerning notes to be issued pursuant to an Issuing and Paying Agency Agreement dated as of November 9, 2000 between the Issuer and The Chase Manhattan Bank, as Issuing and Paying Agent. (Incorporated by reference to Exhibit 10.25 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File 333-85503)).

10.8	Commercial Paper Dealer Agreement 4(2) Program among Telecomunicaciones de Puerto Rico, Inc., as Issuer; Puerto Rico Telephone Company, Inc. and Celulares Telefónica, Inc., as Guarantors; and Salomon Smith Barney Inc., as Dealer. Concerning notes to be issued pursuant to an Issuing and Paying Agency Agreement dated as of November 9, 2000 between the Issuer and The Chase Manhattan Bank, as Issuing and Paying Agent. (Incorporated by reference to Exhibit 10.26 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File 333-85503)).

EXHIBIT
NUMBER	DESCRIPTION
10.9	Commercial Paper Dealer Agreement 4(2) Program among Telecomunicaciones de Puerto Rico, Inc., as Issuer; Puerto Rico Telephone Company, Inc. and Celulares Telefónica, Inc., as Guarantors; and Banc of America Securities LLC. Concerning notes to be issued pursuant to an Issuing and Paying Agency Agreement dated as of November 9, 2000 between the Issuer and The Chase Manhattan Bank, as Issuing and Paying Agent. (Incorporated by reference to Exhibit 10.27 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File 333-85503)).

10.10	Commercial Paper Dealer Agreement 4(2) Program among Telecomunicaciones de Puerto Rico, Inc., as Issuer; Puerto Rico Telephone Company, Inc. and Celulares Telefónica, Inc., as Guarantors; and Popular Securities, Inc., as Dealer for notes with maturities up to 365 days. Concerning notes to be issued pursuant to an Issuing and Paying Agency Agreement dated as of November 9, 2000 between the Issuer and The Chase Manhattan Bank, as Issuing and Paying Agent. (Incorporated by reference to Exhibit 10.28 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File 333-85503)).

10.11	Issuing and Paying Agency Agreement dated as of November 9, 2000, by and among Telecomunicaciones de Puerto Rico, Inc., as Issuer, Puerto Rico Telephone Company and Celulares Telefónica, Inc., as Guarantors, and The Chase Manhattan Bank, as Issuing and Paying Agent. (Incorporated by reference to Exhibit 10.29 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File 333-85503)).

10.12	Letter Amendment, to the March 2, 1999 Shareholders Agreement, dated as of May 25, 2001, by and among Telecomunicaciones de Puerto Rico, Inc., GTE Holdings (Puerto Rico) LLC, GTE International Telecommunications Incorporated, Popular, Inc., and the Puerto Rico Telephone Authority. (Incorporated by reference to Exhibit 10.25 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001 (File 333-85503)).

10.13	ISDA Master Agreement, dated August 29, 2001, by and among Telecomunicaciones de Puerto Rico, Inc., as the Counterparty, Puerto Rico Telephone Company and Celulares Telefónica, Inc., as Guarantors, and Bank of America, N.A., as the Bank. (Incorporated by reference to Exhibit 10.27 of the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2001 (File 333-85503)).

10.14	ISDA Master Agreement, dated August 29, 2001, by and among Telecomunicaciones de Puerto Rico, Inc., as the Counterparty, Puerto Rico Telephone Company and Celulares Telefónica, Inc., as Guarantors, and Citibank, N.A., as the Bank. (Incorporated by reference to Exhibit 10.28 of the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2001 (File 333-85503)).

10.15	Collective Bargaining Agreement between the Puerto Rico Telephone Company and the Independent Brotherhood of Telephone Company Employees effective from January 1, 2004 until December 31, 2008. Approved on April 15, 2004. (Incorporated by reference to Exhibit 10.29 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (File 333-85503)).

10.16	Collective Bargaining Agreement between the Puerto Rico Telephone Company and the Independent Union of Telephone Employees of Puerto Rico effective from January 18, 2003 until January 17, 2006. Approved on February 13, 2003. English Version. (Incorporated by reference to Exhibit 10.31 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File 333-85503)).

10.17	Collective Bargaining Agreement between the Puerto Rico Telephone Company and the Independent Brotherhood of Telephone Company Employees effective from January 1, 2004 until December 31, 2008. Approved on April 15, 2004. English Version. (Incorporated by reference to Exhibit 10.32 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File 333-85503)).

10.18	Collective Bargaining Agreement between the Puerto Rico Telephone Company and the Independent Union of Telephone Employees of Puerto Rico effective from January 18, 2006 until January 17, 2011. Approved on October 20, 2005. (Incorporated by reference to Exhibit 10.24 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (File 333-85503)).

EXHIBIT
NUMBER	DESCRIPTION
10.19	$600,000,000 Credit Agreement dated as of February 28, 2006, among Telecomunicaciones de Puerto Rico, Inc., as Borrower, Puerto Rico Telephone Company, Inc., as Guarantor, the Initial Lenders named therein, Citibank, N.A., as Administrative Agent, Banco Bilbao Vizcaya Argentaria Puerto Rico and Scotiabank of Puerto Rico, as Co-Syndication Agents, and Banco Popular de Puerto Rico and The Bank of Tokyo-Mitsubishi UFG, LTD., New York Branch, as Co-documentation Agents. (Incorporated by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (File 333-85503)).

10.20	ESOP Loan Agreement dated as of November 4, 2005, by and between the Trust of the Employee Stock Ownership Plan of Telecomunicaciones de Puerto Rico, Inc. and Telecomunicaciones de Puerto Rico, Inc. (Incorporated by reference to Exhibit 10.24 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (File 333-85503)).

10.21	Share and publication rights purchase agreement dated as of February 28, 2006 by an d between PRTC Directories, Inc., Puerto Rico Telephone Company, Inc. and CII Acquisition Corp (Incorporated by reference to Exhibit 10.24 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (File 333-85503)).

31.1	Certification of Principal Executive Officer (Filed herewith).

31.2	Certification of Principal Financial Officer (Filed herewith).

32.1	Certification Required by 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith).