Form 10-K
period 2006-12-31
TELECOMUNICACIONES DE PUERTO RICO INC
filed 2007-03-30
CIK 1089357

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended: December 31, 2006
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
Indicate by check mark whether the registrant is a shell company (as define in Rule 12b-2 of the Act). YES ☐ NO ☑
There is no established trading market for the registrant’s common stock. Based on the value of the vested shares under the Employee Stock Ownership Plan at a stated price of $64.46, at June 30, 2006, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $64 million. For a description of the acquisition and share ownership of the registrant, see Part I, Item 1, “Business” and Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”
At March 30, 2007, 25 million shares of no par common stock of the registrant were outstanding.

ITEM 1. BUSINESS
GENERAL
     Telecomunicaciones de Puerto Rico, Inc. (“we” or the “Company”), a Puerto Rico corporation, is the largest telecommunications service provider in Puerto Rico and the seventh largest local exchange carrier in the United States as measured by access lines in service. Wireline service, which has been provided since 1914, is marketed under the Puerto Rico Telephone (“PRT”) brand. At December 31, 2006, we had approximately 1.0 million access lines in service, including 769,000 residential and 253,000 business lines. We market our cellular service under the Verizon Wireless brand, which is Puerto Rico’s second largest wireless service provider.
     We have invested approximately $1.5 billion from the date of the Acquisition (as defined below) through December 31, 2006 to expand and enhance our network. In 2007 we expect to invest an additional $160 million in capital expenditures. Our digital switching wireline network encompasses over approximately 90,200 fiber miles with speeds of up to OC-192 and supplies direct fiber optic connections to more office buildings than any other service provider on the island. Our cellular network utilizes the code division multiple access (“CDMA”) standard and the time division multiple access (“TDMA”) standard. We have invested approximately $173 million since 2001 using the CDMA standard.
BUSINESS OVERVIEW AND CORPORATE RESTRUCTURING
     The Company holds 100% of the common stock of Puerto Rico Telephone Company, Inc. (“PRTC”), PRT Larga Distancia, Inc. (“PRTLD”), and Datacom Caribe, Inc. (“Datacom”). The Company holds a 67% interest in Coqui.net Corporation (“Coqui.net”), in which Popular, Inc., one of our shareholders, holds the remaining 33% interest. On March 31, 2006, the Company sold its equity interest in the Puerto Rico directory operation and its right to receive 35% of the revenues from the publication of directory advertising. The Company will continue sharing data for the publication of directories under a new amended publishing agreement, and will also offer billing and collection services for the directory advertising sales to the Company’s service subscribers. Directory publishing revenues were generated through Verizon Information Services Puerto Rico, Inc. S en C. (“VISI”)until March 31, 2006. PRTC, the incumbent local exchange carrier for the island of Puerto Rico, provides both wireline and wireless services (the latter using the Verizon Wireless brand name). The Company’s off-island long distance service is provided by PRTLD and its Internet access service is provided by Coqui.net.
     GTE Corporation (“GTE”), through its subsidiary GTE Holdings (Puerto Rico) LLC (“GTE Holdings”), acquired a 40% interest in and management control over the Company on March 2, 1999 from the Puerto Rico Telephone Authority (“PRTA”), an entity of the Commonwealth of Puerto Rico (the “Acquisition”). In connection with the Acquisition, Popular, Inc. acquired a 10% interest in the Company. GTE and Bell Atlantic Corporation merged on June 30, 2000 to form Verizon Communications Inc. (“Verizon”). On January 25, 2002, GTE Holdings and Popular, Inc. acquired an additional 12% and 3% interest in the Company, respectively, by exercising an option each had held since the Acquisition. Verizon and Popular, Inc. acquired the additional ownership interest from PRTA Holdings Corp., a subsidiary of the PRTA (“PRTA Holdings”). Verizon and Popular, Inc. paid PRTA Holdings $138 million and $34 million, respectively, for a total of $172 million in cash for the additional 3,750,000 shares at a $45.9364 per share price established in a share option agreement entered into at the time of the Acquisition. As a result, Verizon owns 52%, Popular owns 13%, PRTA owns 28% and the Employee Stock Ownership Plan (“ESOP”) owns 7% of the outstanding capital stock of the Company. The Company is an affiliate of Verizon, which consolidates the Company’s financial results with its own financial results.
     On April 3, 2006, Verizon reached agreements to sell its interests in its Caribbean and Latin American telecommunications operations in three separate transactions to América Móvil, S.A. de C.V. (“América Móvil”), a wireless service provider throughout Latin America, and a company owned jointly by Teléfonos de México, S.A. de C.V. (“Telmex”) and América Móvil. The agreements contemplate the sale by Verizon of its 52% interest in the Company to América Móvil. Verizon expects to close the sale of its interest in the Company in 2007. Popular Inc. and PRTA also announced their intention to sell their participation in the Company to América Móvil on similar terms agreed to with Verizon. On November 1, 2006 Sercotel S.A. de C.V., a subsidiary of América Móvil, S.A. de C.V, offered to purchase the Company’s stock held by the Company’s Employee Stock Ownership Plan as disclosed in Note 12 to the Company’s condensed consolidated financial statements. On March 26, 2007 the Federal Communications Commission granted authorization for transfer of control of Telecomunicaciones de Puerto Rico, Inc. (TELPRI) from Verizon Communications, Inc. to America Movil, S.A. de C.V.

STRATEGY
     We expect to retain our wireline market leadership position through continuous improvement to our customer’s experience, by providing superior value, and by meeting the increasing customer bandwidth demands in both the residential and business markets. Customer value will continue to be delivered through bundled plans, including offerings of long distance, Internet, Digital Subscriber Line (“DSL”), wireless access, and value-added local services, such as caller ID, call forwarding and call waiting. Our network deployment plans are designed to meet business and government requirements for reliable high-speed network access and converged services.
     Our wireless strategy is to provide the best customer value in wireless services with the highest quality network and most complete coverage in the island. We plan to invest $55 million in 2007 to add the capacity needed to meet our growing customer base and to extend our high speed EV-DO service throughout the island. We believe that we will continue to improve customer satisfaction and revenues by providing the latest wireless content, technology and productivity services.
COMPETITION
     All wireline services, including local, long distance, Internet access and data services, face competition from various providers including a facilities-based local carrier, interexchange carriers, resellers, cable providers, and Internet service providers. The Company currently maintains its position as the leading wireline service provider in Puerto Rico.
     The wireless telephone service market is the most competitive in Puerto Rico. In the wireless market, the Company, which operates under the Verizon Wireless brand, competes against five other wireless carriers and is second in market share.
     We expect competition to intensify as a result of the increased penetration levels that currently exist in the wireless industry, development of new technologies and new products and services. We believe that the most important competitive factors in our wireless industry are the following:
•	Pricing: The wireless service and equipment pricing is mainly determined by competition. As a result, wireless market prices have declined over the last several years and may continue to decline in the future due to increased competition.

•	Customer Service: High quality customer service is essential to ensure the retention and loyalty of our existing customer base and to attract new customers.

•	Product Development: We are committed to continue evolving our portfolio with new services, products and devices that take full advantage of new technologies.

•	Distribution: The key to achieve sales success in the wireless business is the reach and quality of sales channels and distribution points, which is considered an important ingredient in improving profitability. PRT continues to expand its channel base to extend our reach and maximize business opportunities.

•	Capital Resources: In order to expand the capacity and coverage of their networks and introduce new products and services, wireless providers require significant capital resources. As a result of our competitive environment, the Company has been mandated to introduce new service offerings at lower prices, to increase advertising expenditures, to offer equipment at significant discounts, and to increase the capital investment to ensure we maintain and enhance our overall service quality.
BUSINESS SEGMENTS
     We have two reportable segments: Wireline and Wireless. For additional information on our reportable segments, see Note 17 to our consolidated financial statements included under Part II, Item 8, “Financial Statements and Supplementary Data.”
     The Wireline segment consists of:
•	Local services, including basic voice, telephone and telecommunications equipment rentals, value-added services, high-speed data services and Internet access;

•	Long distance services including direct dial on-island and off-island calls, operator assisted calls, and prepaid calling cards;

•	Access services, to long distance carriers, competitive local exchange carriers, and wireless operators for originating and terminating calls on our network;

•	Directory publishing rights revenues (until March 31, 2006); and

•	Telecommunication equipment sales and billing and collection services to competing long distance operators in Puerto Rico.

The Wireless segment consists of:

•	Postpaid and prepaid cellular service; and

•	Wireless equipment sales.
WIRELINE
LOCAL SERVICES
     Local services include basic voice services, telephone and telecommunications equipment rentals, value-added services, high-speed data services, Internet access, and deferred activation and installation services. The following table reflects the breakdown of residential and business access lines in service, excluding public phones, direct inward dialed business lines, wide area telecommunications services lines, and private branch exchange trunks:

	Year Ended December 31,
	2006	2005	2004
	(In thousands except percentages)
Residential	769	841	887
Business/Government	253	269	281

Total Access Lines in Service	1,022	1,110	1,168

Growth	(7.9%)	(5.0%)	(5.0%)
     BASIC VOICE SERVICE
     Basic voice service is the largest component of local service revenues, generating $315 million, or 22%, of total revenues for the year ended December 31, 2006, representing a decrease of $25 million, or 7%, as compared to the same period in 2005. The decrease is mainly attributed to lower measured service revenues, as a result of a decrease in access lines and costumers switching to bundle packages that include unlimited local calling plans. Basic voice is a regulated service and rate structures have not changed since 1982. Rates are categorized as either residential or business/government and are further divided into four zones based on town boundaries. Residential customers have a choice of selecting an unlimited local calling plan or a measured service plan at a fixed price of 13 cents per additional message unit within a local calling area.
     In 2004, as part of a competitive strategy, the Company reduced its local calling areas from 68 to 10 larger calling areas as part of a four-phased reduction plan resulting from a study of customers calling patterns and the commercial zones movement.
     Business and Government customers pay a basic local rate per principal line ranging from $35.00 to $38.25 per month. In 2006, Business and Government average revenue per user (“ARPU”) was $54.50, excluding Internet and long distance services. The unlimited local service plan for residential customers varies significantly by zone. San Juan and Ponce residential customers, who are in zone 1, can pay up to $18.80 per month while customers in the rural zone 4, pay $8.45 per month, excluding applicable Extended Area Service (“EAS”) surcharges. The EAS surcharge of $2.25 per line has been gradually phased in, with implementation completed in December 2005. In 2006, residential basic ARPU was approximately $26.80, excluding Internet and long distance services and a Federal Communications Commission (“FCC”) imposed subscriber line charge of $6.50 per month to primary residential customers. The subscriber line charge for single-line business customers is also equal to $6.50, while $9.20 per month is charged to multi-line business customers. These subscriber line revenues are classified as access revenues. These rates also exclude other enhanced services such as directory assistance and white-page directory listings.

     TELEPHONE RENTAL
     Approximately 12% of our single-line business customers and 42% of our residential customers rent telephones. We generated $10 million in revenues from telephone rentals for the year ended December 31, 2006, representing a decrease of $3 million, or 23%, as compared to the same period in 2005, as customers have increasingly preferred to purchase telephone equipment over renting.
     VALUE — ADDED SERVICES
     Value-added services include over 16 voice features, such as caller ID, call waiting, call forward, anonymous call reject and voice mail. Charges for these features range from $1.75 to $8.50 per month. Some of these features are also sold in discounted bundled packages. Approximately 40% of our residential customers purchase at least one of these features. Our revenues from value-added services were $39 million for the year ended December 31, 2006, representing a decrease of $3 million, or 7%, as compared to the same period in 2005, attributed primarily to our decrease in access lines and the increase in discounted bundled packages, which are attractive to the customers due to more features at lower rates.
     SPECIAL SERVICES
     Special services include private high-speed dedicated lines marketed to businesses; wireless carriers and other service providers for data transport and network connectivity. Our revenues from special services were $106 million for the year ended December 31, 2006, representing an increase of $8 million, or 8%, as compared to the same period in 2005. The increase in revenue is mainly related to the increase in demand, primarily for digital subscriber line services.
     INTERNET ACCESS
     We market unlimited dial-up Internet access through Coqui.net, one of our subsidiaries, under two brands (PRT.net and Coqui.net) Our Internet access services averaged monthly revenue of $14 per month in 2006. We generated $32 million of revenue in 2006 from approximately 194,000 Internet access customers at December 31, 2006, representing a decrease of $1 million, or 3% in revenue, as compared to the same period in 2005 and approximately 7,000 additional customers over prior year, or 3% increase in customers. We continue to penetrate the Internet market by offering customers high-speed access at lower or competitive rates.
     The Company also offers Internet access through digital subscriber line (DSL) technology. As of December 31, 2006, we had approximately 115,000 DSL customers, representing an increase of 38,000 customers as compared to the prior year. As of December 31 2006, DSL revenues increased $11 million or 52% to $32 million, when compared to previous year.
NETWORK ACCESS
     Network access services are provided to long distance carriers, resellers, other local exchange carriers and cellular and paging companies for the origination and termination of calls on our network. These entities pay access charges based on specific agreements, some of which have durations from one to three years. We also collect network access fees directly from our customers from FCC-mandated line charges
     Network access revenues for the years ended December 2006, 2005 and 2004 were $205 million, $229 million and $269 million, respectively, and included the following amounts:

          NETWORK ACCESS REVENUES

	Year Ended December 31,
	2006	2005	2004
	(In millions)
O Federal long-term support subsidies & common carrier line	$52	$54	$72

O Subscriber line charge	89	95	95

O Federal High Cost subsidies & Local Universal Service Fund Charge	1	1	2

O Per minute wireline access charges:
o On-island switched	4	7	24
o Off-island switched	31	36	40
o Off-island special	16	19	21
o Wireless interconnection	12	17	15

	$205	$229	$269

     Long-term and High Cost federal subsidies are received through pooling arrangements administered by the National Exchange Carriers Association (“NECA”). On October 21, 1999, the FCC adopted a new high cost support mechanism, which has resulted in the phase out of the Company’s High Cost subsidy revenues. For 2006 and 2005, the subscriber line charge rates remained constant at $6.50 per month for primary residential and single line business customers and at $9.20 per month for multi-line business customers.
     The decrease in network access revenues of $30 million in year 2006 was mainly due to a reduction in federal long-term support subsidies revenue of $8 million and a reduction in subscriber line charges of $6 million, due to a decrease in the actual customer base. Also, wireless interconnection revenues decreased by $5 million due to a decrease in minutes of use (MOU) and intra-island switch by $3 million mainly as a result of the decrease in the termination and end office rates.
LONG DISTANCE
     Long distance revenues include direct dial on-island and off-island calls, operator-assisted calls, and prepaid calling cards. The following chart shows our MOU in the on-island and off-island long distance market for the three years ended December 31, 2006, 2005 and 2004, respectively:

	Year Ended December 31,
	2006	2005	2004
	(In millions)
Long distance MOU:
On-island Long Distance minutes	210	206	549
Off-island Long Distance minutes	121	149	178
     Long distance revenue of $63 million in year 2006 remained constant when compared to the same period in 2005. Although long distance minutes of use ( MOU ) decreased by 7% when compared with 2005, revenues remained constant mainly due to the increase in the monthly minimum usage charge.
DIRECTORY SERVICES
     The Company held a 24% interest in VISI, in which GTE Holdings, our majority shareholder, held a 36% interest. We received publishing revenue under a revenue sharing arrangement with VNU World Directories, Inc. (“VNU”). VNU was the publisher of white and yellow page directories distributed in Puerto Rico for which there is no other significant competitive product. On March 31, 2006, the Company sold its equity interest in the Puerto Rico directory operation and its right to receive 35% of the revenues from the publication of directory advertising. The Company will continue sharing data for the publication of directories under a new amended publishing agreement, and will also offer billing and collection services for the directory advertising sales to the Company’s service subscribers.

     Directory publishing revenues were generated through VISI until March 31, 2006. The increase of $147 million was the result of the sale of the Company’s right to receive 35% of the revenues from the publication of directory advertising which resulted in proceeds of $167 million, and were recognized as directory revenues in March 31, 2006. We received $19 million in publishing revenue in 2005.
     See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
BILLING AND COLLECTION SERVICES
     We generated revenues of $3 million in 2006 from billing and collection services primarily from AT&T and TLD, the two largest competitive off-island long distance carriers, which represents a decrease of $2 million from the prior year due to a decrease in retail long distance messages processed for these carriers. The contracts with TLD and AT&T are subject to renewal on an annual basis.
WIRELESS
     The following table shows the breakdown of our cellular customers:

	Year Ended December 31,
	2006	2005	2004
	(In thousands except percentages)
Cellular Customers:
Postpaid	448	382	290
Prepaid	106	103	97

Total Cellular Customers	554	485	387

Growth	14.2%	25.3%	9.6%
CELLULAR SERVICES
     Cellular demand has grown rapidly in recent years due to increased competition, attractive price plans, prepaid calling cards and wide market acceptance. We offer digital cellular service under the Verizon Wireless brand in the B block 850-megahertz frequency using both the time division multiple access (“TDMA”) standard and the code division multiple access (“CDMA”) standard. We have invested $173 million since 2001 in a CDMA overlay network, including $36 million during 2006, and commenced selling this service in December 2001.
     At December 31, 2006, there were six facility-based cellular providers offering service with varying coverage in Puerto Rico. Competition in the market has resulted in the emergence of a variety of plans with large bundles of free night and weekend minutes as well as free incoming calls and nation-wide long distance.
     We have 31 stores and kiosks located throughout the island, which generate approximately half of our postpaid and prepaid gross additions and the remaining portion is sold through various dealers and agent outlets. Roaming agreements have been signed with various cellular carriers, including Verizon Wireless, Inc. and Sprint increase coverage for our customers on the U.S. mainland. We also offer roaming in other countries, including the Dominican Republic, through CODETEL and in the U.S. Virgin Islands.
     The number of postpaid customers grew by 17% over the prior year. Also, we experienced a 3% increase in the number of prepaid customers. The increases reflect our focus on quality and long-term postpaid customers, while still maintaining a substantial prepaid subscriber base.
     ARPU for all cellular customers was $45 in 2006, which represents a $1 increase over the prior year. Postpaid ARPU was $52 in 2006, which represents a $1 decrease from the prior year, and prepaid ARPU was $16 in 2006, which represents a $2 increase from the prior year. Postpaid customer churn was 1.8% per month in 2006, which represents a decrease of approximately 0.3% per month from the prior year.
     In October 2005 the Universal Service Administrative Company (the “USAC”) certified the Company to receive interstate common line support (“ICLS”). For year ending December 31, 2006, the Company received $23 million in support payments from USAC.

NETWORK INFRASTRUCTURE
     We have invested approximately $1.5 billion from the date of the Acquisition through 2006 to expand and enhance our networks, including $152 million invested in 2006.
WIRELINE NETWORK
     Our network has evolved into a multi-protocol network, handling SONET, ATM and IP with the following characteristics:
o	Our 100% digital switching network includes 29 local host central offices and two access tandems to ensure redundancy and network reliability. Also, we have a long distance switch to provide access to national and international long distance calls.

o	Approximately 92% of our transmission circuits use fiber optic systems consisting of approximately 90,350 miles of fiber optic cable in fiber-ring and point-to-point configurations.

o	The entire fiber optic backbone transport network consists of self-healing SONET rings operating at bandwidths up to OC-192, with new equipment installed capable of evolving to DWDM. Fiber optic cable facilities have been provided to over 270 buildings for business and residential customers.

o	Approximately 39% of the outside cable serving the local loop is underground and buried.

o	Our network is monitored by a network monitoring center, which operates 24 hours per day, with the capabilities to monitor customers’ IP based networks.

o	Our Remote Access Server (“RAS”) network includes 28 nodes located throughout the island connecting Internet customers of various ISP providers through more than 40,000 modems.

o	DSL service has been extended to 244 sites equipped with an aggregate of 137,000 ports. As of December 31, 2006, we had approximately 116,000 DSL customers, representing an increase of 39,000 customers as compared to the prior year.

o	Our ATM network provides ATM and Frame Relay services and also serves as the transport medium for DSL and RAS networks. This network also provides PRTC with IP capability.

o	The IP Network Metro Area Network (“MAN”) / Wide Area Network (“WAN”) consists of 19 nodes located throughout the island to offer high bandwidth services up to 1 billion bits per second (“Gbps”).
WIRELESS NETWORK
     We operate a code division multiple access (CDMA) and time division multiple access (TDMA) digital network and AMPS analog network under the “B” block 850 megahertz (“MHz”) frequency. Also, we operate a 10 MHz license in the “E” block of the 1900 MHz frequency band covering the entire island.
     By the end of year 2006, we expanded our network by adding 213 new carriers and installing 20 new cell sites for a total of 336 cell sites. On the data side, we have 144 EVDO cell sites with maximum of 2.4 million bits per second downlink.
EMPLOYEES
     The Company’s workforce totaled approximately 4,649 full-time employees at December 31, 2006, 73% of which are represented by two unions, the Union of Independent Telephone Workers (the “UIET”) and the Brotherhood of Independent Telephone Workers (the “HIETEL”).
     A new 5-year contract was signed with the UIET union effective January 18, 2006, which covers approximately 2,079 member-employees. The UIET is the larger of the two unions, and is comprised mostly of field and operations technicians. With the HIETEL union, a 4-year contract was signed effective January 1, 2004, involving approximately 1,336 member-employees.

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
REGULATORY ENVIRONMENT IN PUERTO RICO
     We are regulated by the FCC and the Telecommunications Regulatory Board of Puerto Rico (“TRB”), and are subject to the Federal Telecommunications Act of 1996 (the “Act”) and the Puerto Rico Telecommunications Act. The Act opened our local exchange market to competition. There is one facility-based competitive local exchange carrier and six resellers of wireline local service and VOIP providers on the island. The average discount offered to resellers was approximately 18% from retail rates based on negotiated agreements. The Act, regulatory and judicial actions and the development of new technologies, products and services have created opportunities for alternative telecommunications service providers, many of which are subject to fewer regulatory constraints. We are unable to predict definitively the impact that the ongoing changes in the telecommunications industry will ultimately have on our business, results of operations or financial condition. The financial impact will depend on several factors, including the timing, extent and success of competition in our markets, the timing and outcome of various regulatory proceedings and any appeals, and the timing, extent and success of our pursuit of new opportunities resulting from the Act and technological advances.
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
     Although the Company believes the expectations reflected in its forward-looking statements are reasonable, the Company cannot guarantee its future performance or results of operations. All forward-looking statements in this report are based on information available to the Company on the date of this report; however, the Company is not obligated to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The risks described above and elsewhere in this report, including in Part I, Item 1A, “Risk Factors” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” should be considered when reading any forward-looking statements in this report. Given these uncertainties and risks, the reader should not place undue reliance on these forward-looking statements.

ITEM 1A. RISK FACTORS
     Our business, financial condition or results of operations could be adversely affected by any of the following risk factors.
We face significant competition that may reduce our market share and adversely affect our profit margins.
     We face significant competition in our industry, which impacts our ability to retain customers and to attract new customers. In particular, the wireless telephone service is highly competitive. Our wireless segment competes against five other wireless carriers in the markets we serve. Competition for customers is based principally upon services and features offered, system coverage, quality of the wireless system, price, customer service and network capacity. We expect competition to intensify as a result of the development of new technologies, products and services. The rapid development of new technologies, services and products has eliminated the traditional lines between local, long distance, wireless, cable and Internet communication services and has brought new competitors to our markets, including other telephone companies, cable companies, wireless service providers, satellite providers, electric utilities, and providers of VoIP services. While these changes have enabled us to offer new types of services, they have also allowed other service providers to broaden the scope of their own competitive offerings. Our ability to compete successfully will depend on how successfully we anticipate and respond to various competitive factors, including new services that may be introduced by our competitors, changes in consumer preferences, demographic trends and pricing pressures. Because many of our competitors are subject to lower cost structures than we are, due in part to the absence of a unionized work force and fewer retirees, they may be able to offer services at lower prices. The resulting pressure on the price of services provided by us may result in reduced profit margins.
If we are unable to meet future advances in competing technologies in the telecommunications industry on a timely basis or at an acceptable cost, we may experience a decline in demand for our services.
     For several years, the telecommunications industry has been experiencing dynamic changes as new technologies have developed that offer consumers an array of choices for their communications needs. Some of the changes that the wireless telecommunications industry has been experiencing include development of industry standards, improvements in the capacity and quality of digital technology, development of data and broadband capabilities and migration to next-generation networks. In order to grow and remain competitive, we will need to adapt to future changes in technology, enhance our existing offerings, introduce new offerings to address our customers’ changing demands, and invest in capital projects. If we are unable to meet future advances in competing technologies on a timely basis or at an acceptable cost, we could lose customers to our competitors. In general, the development of new services in our industry requires us to anticipate and respond to the varied and continually changing demands of our customers. We may not be able to accurately predict technological trends or the success of new services in the market. In addition, there could be legal or regulatory restraints to our introduction of new services. If these services fail to gain acceptance in the marketplace, or if the costs associated with implementation and completion of the introduction of these services materially increase, our ability to retain and attract customers could be adversely affected.
The final resolution of existing regulatory initiatives and proceedings or the adoption of new laws or regulations could adversely affect our business plans or results of operations.
     Our operations are subject to substantial regulation by the FCC, TRB and other U.S. federal and local government agencies. FCC regulations and government policy generally promote robust competition, and new rules or changes to existing rules and requiring wireless local number portability for customers changing wireless local carriers, increases this trend and contributes to pressure on churn rates and margins. It is impossible to predict with any certainty the outcome of pending federal and local regulatory proceedings relating to our provision of retail or wholesale services, or the reviews by U.S. federal or local courts of regulatory rulings. Unless we are able to obtain relief, existing laws and regulations may inhibit our ability to expand our business and to introduce new products and services. In addition, the adoption of new laws or regulations or changes to the existing regulatory framework could adversely affect our business plans, results of operations and increase subscriber churn. For more information regarding our regulatory matters, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Regulatory and Other Matters.” Our operations could be adversely affected to the extent that we are unable to rebalance our tariff structure in order to mitigate the inflation effect and the rise in cost of operations.
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
     The potential impact of any change in our labor negotiations could adversely affect our costs and results of operations. Approximately 73% of our workforce is represented by two unions, the UIET and the HIETEL. As such, 73% of our labor and benefits expenses relate to union employees. Our cost structures are higher than many of our competitors due in part to the higher costs associated with a unionized work force.
     We signed a new five-year contract with the UIET effective January 18, 2006 and a four-year contract with the HIETEL effective January 1, 2004. We cannot, however, predict the outcome of future collective bargaining negotiations, and labor strikes may occur that could adversely affect our operations.
Changes in economic and industry condition in Puerto Rico could adversely affect the results of operations
     Our business depends on the economic and industry conditions in which we operate. Our business may be materially adversely affected by events such as hurricanes, labor strikes, and other factors that may generally affect our operations. These events can adversely affect our ability to offer telecommunication services. Any actual or perceived change in Puerto Rico’s political status with the United States could affect the economy of Puerto Rico. The ultimate effect of possible changes in Puerto Rico’s governmental and political status is uncertain and, accordingly, we cannot ensure that such changes will not materially adversely affect our business and results of operations. Our operations in Puerto Rico may be adversely affected if changes in tax benefits available to businesses in Puerto Rico cause companies to reduce their business activities there.
ITEM 1B. UNRESOLVED STAFF COMMENTS
     None.

ITEM 2. PROPERTIES
PROPERTY, PLANT AND EQUIPMENT
     Gross investment in property, plant and equipment was approximately $4.2 billion and $4.1 billion at December 31, 2006 and 2005, respectively, as follows:

	2006			2005
	Wireline	Wireless	Total	Wireline	Wireless	Total
Outside Plant	52.9%	0.0%	52.9%	53.3%	0.0%	53.3%
Central office and transmission equipment	27.2%	4.0%	31.2%	27.6%	3.5%	31.1%
Other equipment	5.6%	0.8%	6.4%	5.7%	0.9%	6.6%
Land and Buildings	7.5%	1.0%	8.5%	7.6%	0.9%	8.5%
Plant under Construction	0.8%	0.2%	1.0%	0.3%	0.2%	0.5%

Total	94.0%	6.0%	100.0%	94.5%	5.5%	100.0%
     “Outside plant” consists primarily of aerial cable, underground cable, conduit and wiring, and telephone poles. “Central office and transmission equipment” mainly consists of switching equipment, transmission equipment and related facilities. “Other equipment” includes motor vehicles, special purpose vehicles, furniture, and capital leases. “Land and buildings” consists of land, buildings and leasehold improvements.
PROPERTIES
     We have facilities in all the major population centers of San Juan, Mayagüez, Ponce, Fajardo, Humacao, Arecibo, Aguadilla, and Guayama and in some other smaller towns. Facilities as of December 31, 2006 include the following:
     PROPERTIES OWNED AND LEASED

	Owned	Leased
o Administrative Offices	9	11
o Commercial & Customer Service stores & offices	—	5
o Standalone Wireline Switching Center Buildings	82	1
o Inside & Outside Remote Switching Units	159	239
o Standalone Operational Centers (repair, dispatch, assignment)	13	9
o Warehouses	2	2
o Wireless Stores and Kiosks	—	31
o Wireless Cell Sites	19	333
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
     On November 4, 2005 Act 138 was approved. This law grants the TRB primary jurisdiction to entertain class action suits related to telecommunication services. On May 9, 2006, the Judge issued a final judgment dismissing the proceeding. The Judge acknowledged that with the enactment of Law 138, the TRB has primary jurisdiction to hear the case. On June 8, 2006, the plaintiffs filed an appeal before the Puerto Rico Court of Appeals.
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
     It adopts the principle that once a municipal fee is shown to be a potential barrier to providing service under Section 253(a), the burden of proof shifts to the municipality to show that the fee meets the definition of “fair and reasonable compensation” as specified in Section 253(c) of the Federal law. PRTC has filed or is in the process of filing a corresponding motion to dismiss in all pending cases based on this Opinion. So far, for the following pending cases at the federal court, to wit, PRT v. Municipality of Caguas, PRTC v Municipality of Ponce and PRTC v. Municipality of Utuado. In all cases, the Court has declared the municipality ordinance null and void based on the Guayanilla Opinion. PRT v. Municipality of Cidra, PRT v. Municipality of Vega Baja and PRT v. Municipality of Cataño are still pending.
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
HOLDERS
     There were 25 million outstanding shares of common stock and four shareholders of record at March 30, 2007. See Part II, Item 12, “Security Ownership of Certain Beneficial Owners and Management” for shareholder information.
DIVIDENDS
     Under the Company’s shareholders agreement, to the extent funds are legally available, the Company is required to pay quarterly dividends on its common stock equal to at least 50% of consolidated net income. During 2006, the Company declared and paid legal dividends of approximately $125 million, or $4.983 per share. During 2005, the Company declared and paid legal dividends of approximately $63 million, or $2.528 per share

ITEM 6. SELECTED FINANCIAL DATA
SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA

	COMPANY
	YEARS ENDED DECEMBER 31,
	2006	2005	2004	2003	2002
	(DOLLARS IN MILLIONS)
INCOME STATEMENT DATA (1):
Revenues	$1,444	$1,253	$1,214	$1,281	$1,301
Operating Costs and Expenses	1,099	1,076	994	1,191	1,054

Operating Income	345	177	220	90	247
Other Expense, Net	13	47	44	64	47
Income Tax Expense	91	51	68	8	29

Income Before Extraordinary
Charge and Cumulative Effect of Accounting Change	241	79	108	18	171
Cumulative Effect of Accounting Change, net of tax	—	—	—	59	—

Net Income	$241	$79	$108	$77	$171

OTHER FINANCIAL DATA:
Depreciation and Amortization	$248	$242	$261	$252	$262
Cash Flows from Operations	549	239	289	357	405
Capital Expenditures, including removal costs	152	146	172	176	209
Cash Flows used in Investing	(126)	(143)	(166)	(170)	(206)
Cash Flows used in Financing	(299)	(105)	(81)	(198)	(200)
Cash dividends per share (2)	4.98	2.53	2.63	2.73	2.75

	AS OF DECEMBER 31,
	2006	2005	2004	2003	2002
	(DOLLARS IN MILLIONS)
BALANCE SHEET DATA:
Current Assets	$453	$369	$417	$392	$430
Property, Plant and Equipment, Net	1,269	1,352	1,459	1,558	1,575
Total Assets	2,384	2,378	2,545	2,621	2,717
Current Liabilities	215	625	309	273	366
Total Debt	575	752	797	862	1,035
Shareholders’ Equity	553	737	723	701	665

	AS OF DECEMBER 31,
	2006	2005	2004	2003	2002
OPERATING DATA:
Access Lines in Service (000)	1,022	1,110	1,168	1,230	1,260
Wireless subscribers:
Cellular (000)	554	485	387	353	351
Total Access Lines (per 100 households)	55	62	65	69	71
Number of full-time Employees	4,649	4,953	5,250	5,548	5,881
Access Lines/Wireline Employee	250	261	262	260	250
Cellular Average Monthly Service Revenue Per User	$45	$44	$43	$43	$43

(1) Certain reclassifications of prior years’ data have been made to conform to the current year presentation.
(2) The Company declared legal dividends of $125 million, $63 million, $66 million, $68 million and $69 million during 2006, 2005, 2004,
      2003 and 2002, or $4.983, $2.528, $2.631, $2.725 and $2.753 per share, respectively. Dividends were paid for the first time during 2001.
      Since 2001, there have been 25 million outstanding shares of common stock and four shareholders of record.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
             We are the largest telecommunications service provider in Puerto Rico and the seventh largest local exchange carrier in the United States as measured by access lines in service. We have two reportable segments: Wireline and Wireless. Wireline service, which has been provided since 1914, is marketed under the PRT brand. At December 31, 2006, we had approximately 1.0 million access lines in service, including 769,000 residential and 253,000 business lines. We market our cellular service under the Verizon Wireless brand. The Company’s off-island long distance service is provided by PRTLD and its dial-up Internet access service is provided by Coqui.net. On March 31, 2006, the Company sold its equity interest in the Puerto Rico directory operation and its right to receive 35% of the revenues from the publication of directory advertising. The Company will continue sharing data for the publication of directories under a new amended publishing agreement, and will also offer billing and collection services for the directory advertising sales to its service subscribers. Directory publishing revenues were generated through VISI until March 31, 2006.
             We have invested approximately $1.5 billion from the date of the Acquisition through December 31, 2006 to expand and enhance our network. In 2007, we expect to invest an additional $160 million in capital expenditures. Our digital switching wireline network encompasses over approximately 90,200 fiber miles with speeds of up to OC-192 and supplies direct fiber optic connections to more office buildings than any other service provider on the island. Our cellular network utilizes both the code division multiple access (“CDMA”) standard and the time division multiple access (“TDMA”) standard. We have invested approximately $173 million since 2001 in a network overlay using the CDMA standard.
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
             Our results of operations, financial position and sources and uses of cash in the current and future periods reflect management’s focus on the following four key areas:
•	Revenue Growth – Our emphasis is on revenue transformation, devoting more resources from traditional markets, where we have been experiencing access line erosion, to higher growth markets such as wireless and broadband, including digital subscriber lines (DSL), as well as expanded data services to enterprise markets. For the year ended December 31, 2006, our wireless and broadband services represented 35% of the total revenues, up from 33% for the year ended December 31, 2005 and from 28% for the year ended December 31,2004.

For the year ended December 31, 2006, revenues from the growth of wireless areas, in particular post-paid cellular services and sale of wireless equipment increased by 36% and 9%, respectively, compared to the same period in 2005. These increases were driven by the net addition of approximately 66,000 post-paid wireless customers during the year ended December 31, 2006. The broadband services revenues for the year ended December 31, 2006 increased by 6% compared to the same period in 2005. This increase was driven by strong DSL revenue growth. For the year ended December 31, 2006, the net addition of DSL customers was approximately 38,000.

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

•	Operational Efficiency – While focusing resources on growth markets, we are continually challenging our management team to reduce expenses, particularly through technology-assisted productivity improvements. The Company has significantly reduced workforce levels compared to the same period in 2005, which we expect will provide future benefits. At December 31, 2006, the Company had approximately 4,649 employees compared to 4,953 at December 31, 2005. Labor and benefits expenses declined by approximately $4 million, or 1%, for the year ended December 31, 2006 compared to the same period in 2005.
•	Capital Allocation – Capital spending has been, and will continue to be, directed toward growth markets, such as high-speed wireless data or Evolution Data Optimized (EV-DO) technologies. Replacement of the TDMA network and expanded services offered to enterprise markets are some examples of areas of capital spending which support these growth markets.

•	Cash Flow Generation – The financial statements reflect the emphasis of management on using cash provided by our operating and investing activities to significantly reduce debt and to fund our pension plans.
             Supporting these key focus areas are our continuing initiatives to more effectively package and add value to our products and services. In 2004, we introduced VoIP service that allows customers with DSL or cable-modem broadband service to make telephone calls and utilize advanced service features through an Internet connection rather than through the traditional telephone network. Innovative product bundles include local wireline services, long distance, wireless and DSL for consumer and general business retail customers. We believe that the Company’s marketing and operational efficiency efforts will enable management to counter the effects of competition and technology migration to alternative network platforms, such as wireless and VoIP. During 2004, in response to the evolving competitive landscape and customer preferences, the Company reduced the number of local calling areas from 68 to 10 calling areas.
             In May 2005, the Company sold its public telephone assets, to a local public telephone service provider. The disposition of the public telephone assets has enabled management to focus on higher growth areas, such as wireless and broadband.
             In March 31 2006, the Company sold its equity interest in the Puerto Rico directory operation and the right to receive 35% of the revenues from the publication of directory advertising. The Company will continue sharing data for the publication of directories under a new amended publishing agreement, and will also offer billing and collection services for the directory advertising sales to its service subscribers. This transaction closed on March 31, 2006. In connection with this sale, the Company received net proceeds of $190 million and recorded a net pretax gain of $185 million with an after-tax gain of $152 million.
             On April 3, 2006, Verizon reached agreements to sell its interests in its Caribbean and Latin American telecommunications operations in three separate transactions to América Móvil, S.A. de C.V. (“América Móvil”), a wireless service provider throughout Latin America, and a company owned jointly by Teléfonos de México, S.A. de C.V. (“Telmex”) and América Móvil. The agreements contemplate the sale by Verizon of its 52% interest in the Company to América Móvil. Each transaction is subject to separate approvals by the various national regulatory agencies. Verizon expects to close the sale of its interest in the Company in 2007. Popular Inc. and PRTA announced their intention to sell their participation in the Company to América Móvil on similar terms agreed to with Verizon. On November 1, 2006 Sercotel S.A. de C.V., a subsidiary of América Móvil, S.A. de C.V, offered to purchase the Company’s stock held by the Company’s Employee Stock Ownership Plan as disclosed in Note 12 to the Company’s condensed consolidated financial statements. On March 26, 2007 the Federal Communications Commission granted authorization for transfer of control of Telecomunicationes de Puerto Rico, Inc. (TELPRI) from Verizon Communications, Inc. to América Mòvil, S.A. de C.V.

CONSOLIDATED RESULTS OF OPERATIONS
     In this section, we discuss our overall results of operations and highlight special and non-recurring items. In the following section, we review our consolidated results and the performance of our two segments.
CONSOLIDATED REVENUES

	For the Year Ended December 31,
	2006	2005	% Change	2005	2004	% Change
	(In millions)			(In millions)
Local	$585	$596	(2)%	$596	$587	2%
Network Access	205	229	(11)	229	269	(15)
Long Distance	63	63	(0)	63	64	(2)
Cellular	365	286	28	286	223	28
Directory and Other	226	79	186	79	71	11

Consolidated revenues	$1,444	$1,253	15	$1,253	$1,214	3

     Consolidated revenues for the year 2006 increased $191 million, or 15%, to $1,444 million when compared to the same period in 2005. The increase was primarily the result of the sale of the Company’s right to receive 35% of the revenues from the publication of directory advertising which generated proceeds of $167 million and the result of an increase in cellular revenues, partially offset by lower network access revenues. For the year ended December 31, 2005, consolidated revenues increased $39 million, or 3%, to $1,253 million when compared to the same period in 2004 primarily as the result of an increase in local and cellular revenues, partially offset by lower network access revenues.
     Local revenues for the year ended December 31, 2006 decreased $11 million, or 2%, to $585 million when compared to the same period in 2005. This decrease was mainly due to a reduction of $20 million in basic voice service revenues as a result of a decrease in access lines and in measured service, partially offset by a $9 million increase in data service revenues as a result of an increase in the number of customers requesting special services, such as DSL. For the year ended December 31, 2005, local revenues increased $9 million, or 2%, to $596 million when compared to the same period in 2004 mainly due to a higher local voice revenues derived from the EAS surcharge and an increase in local data revenues mainly due to the increase in DSL revenues, partially offset by a decrease in the public phone revenue due to the disposition of these assets during 2005 and a decrease in deferred activation revenues.
     Network access revenues include revenues from services provided to long distance carriers, competitive local exchange carriers, and wireless operators for originating and terminating calls on our network. Network access revenues for the year ended December 31, 2006 decreased $24 million, or 11%, to $205 million when compared to the same period in 2005. The decrease was mainly due to a $17 million decrease in regulated access revenues driven by the interstate common line adjusted estimates as a result of the NECA settlement process. The decrease in network access was also driven by a $13 million decrease in intra-island access revenues and interstate access revenues due to lower access traffic.
     For the year ended December 31, 2005 network access revenues decreased $40 million, or 15%, to $229 million when compared to the same period in 2004. The decrease was driven by a decrease in intra-island access revenues as the Company implemented the final phase of the rate reduction agreed with the TRB in its Resolution and Order issued on February 28, 2002 (the “February 2002 Order”), a decrease in interstate regulated access revenues driven by interstate common line adjusted estimates through the NECA settlement process, and a decrease in off-island switching and special access revenue due to a decrease in average rates.
     Long distance revenues include direct dial on-island and off-island, operator-assisted calls and prepaid calling cards revenues. Long distance revenues for the year ended December 31, 2006 remained constant at $63 million when compared to the same period in 2005. For the year ended December 31, 2005 long distance revenue decreased $1 million or 2%, to $63 million when compared to the same period in 2004 mainly due to lower interstate toll traffic.
     Cellular revenues for the year ended December 31, 2006 increased $79 million, or 28%, to $365 million when compared to the same period in 2005. The increase was primarily the result of an increase of approximately 66,000 postpaid wireless customers due to attractive price plans, the strength of the network coverage and capacity, the impact of the certification by USAC of our cellular operation to receive Interstate Common Line Support (ICLS) payments effective October 2005 and an increase in cellular roaming revenues. Cellular revenues for the year ended December 31, 2005 increased $63 million, or 28%, to $286 million when compared to the same period in 2004. This increase was mainly the result of an increase in the number of cellular customers due to attractive price plans.

     Directory and other revenues for the year ended December 31, 2006 increased $147 million or 186% to $226 million when compared to the same period in 2005. The increase was the result of the sale of the Company’s right to receive 35% of the revenues from the publication of directory advertising which resulted in proceeds of $167 million, and recognized as directory revenue in the quarter ended March 31, 2006. This increase was offset by a decrease of $13 million in the directory publishing rights revenues, when the Company consummated the sale of its equity interest in the Puerto Rico directory operation and by a reduction of $7 million in other revenues. For the year ended December 31, 2005, directory and other revenues increased $8 million or 11% when compared to the same period in 2004 due to the recognition of the late payment fees.
CONSOLIDATED OPERATING EXPENSES

	For the Year Ended December 31,
	2006	2005	% Change	2005	2004	% Change
	(In millions)			(In millions)
Cost of Services ans Sales	$338	$308	10%	$308	$274	12%
Selling, general and administrative expenses	513	524	(2)	524	456	15

Total consolidated operating expenses	$851	$832	2	$832	$730	14

     Consolidated operating expenses for the year ended December 31, 2006 increased $19 million, or 2%, to $851 million when compared to the same period in 2005. For the year ended December 31, 2005 consolidated operating expenses increased $102 million, or 14%, to $832 million when compared to the same period in 2004.
     Cost of services and sales for the year ended December 31, 2006 increased $30 million, or 10%, to $338 million when compared to the same period in 2005. This increase was mainly due to an increase in deferred activation charges of $12 million, resulting from a change in the estimate of the average customer life used for amortizing previously-deferred activation charges, activation charges of $7 million,, software expense of $5 million, cellular roaming expenses of $3 million and off island long distance access of $3 million.
     For the year ended December 31, 2005, cost of services and sales increased $34 million, or 12%, to $308 million when compared to the same period in 2004. This increase was mainly due to an increase of $24 million in cost of equipment sold mainly from the wireless segment, wireless data $5 million and cellular roaming of $5 million, all as a result of the significant increase in our wireless subscriber base.
     Selling, general and administrative expenses for the year ended December 31, 2006 decreased $11 million, or 2%, to $513 million when compared to the same period in 2005. This result was due to a decrease in consulting expense of $7 million, caused by a reduction of most of the consulting contracts, and a decrease in regulatory fees of $7 million, partially offset by an increase in bad debt expense of $4 million mainly due to uncollectible late payment fees.
     For the year ended December 31, 2005, selling, general and administrative expenses increased $68 million, or 15%, to $524 million when compared to the same period in 2004. This increase was primarily due to the absence of the $43 million reserve reversed during year 2004, as a pre-tax reserve for the end-user and a AT&T refund. Other factors contributing to the increase in expenses are higher bad debt expense of $17 million due to the recognition of late payment fees, an increase in regulatory fees of $6 million due to a review of the Federal Universal Service Fund contributions and an increase in utilities of $5 million due to higher energy prices.

OTHER CONSOLIDATED RESULTS

	For the Year Ended December 31,
	2006	2005	% Change	2005	2004	% Change
	(In millions)			(In millions)
Retirement and voluntary separation provision	$—	$2	(100)%	$2	$3	(33)%
Depreciation and amortization	248	242	2	242	261	(7)
Interest expense and others	39	46	(16)	46	43	7
Equity income in joint venture	(28)	(3)	947	(3)	(2)	8
Minority interest in consolidated subsidiary	3	3	(14)	3	3	6
Income tax expense	91	51	79	51	68	(25)

Total Other Consolidated Results	$353	$341	4	$341	$376	(9)

				.
Retirement and voluntary separation provisions
     During 2006, no voluntary separation program was offered by the Company. In May 2005, 33 eligible HIETEL employees accepted the voluntary separation program offered by the Company in March 2005. In March 2005, 46 eligible management employees accepted the voluntary separation program offered by the Company in December 2004. These programs resulted in a provision of $1.7 million during year ended December 31, 2005.
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
Depreciation and amortization expense
     Depreciation and amortization expense of $248 million for the year ended December 31, 2006 was $6 million, or 2%, higher than the comparable 2005 period mainly due to higher amortization of software implementations.
     Depreciation and amortization expense of $242 million for the year ended December 31, 2005 was $19 million, or 7%, lower than the comparable 2004 period because effective July 2005, the Company revised its plant useful lives estimates based on a detailed review of the lives underlying the depreciation rates. The depreciation rate revision reflects expected useful lives resulting from the impact of technology and future competition and more closely approximate the assumptions used by other telephone companies. For the year ended December 31, 2005, the revision resulted in lower depreciation expense of approximately $6.5 million than would have been recognized under the previous useful lives estimate.
     Accelerated depreciation of the TDMA network, resulting from management’s decision during 2003 to migrate all TDMA customers to the CDMA platform in 2004, and an increase in software amortization expense due to the implementation of various operational support systems caused an increase of depreciation and amortization expense of $9 million for the year ended December 31, 2004.
Interest expense, net
     Interest expense for the year ended December 31, 2006 decreased $7 million, or 15%, to $39 million when compared to the same period in 2005. The decrease was primarily due to lower outstanding debt.
     Interest expense for the year ended December 31, 2005 increased $3 million, or 7%, to $46 million when compared to the same 2004 period. The increase was primarily due to higher interest yields on bonds and bank debt, to 4.70% from 2.96%.
Equity income from joint venture
     The Company generated equity income from the joint venture until March 31, 2006, which is the date on which the Company consummated the sale of its equity interest in the Puerto Rico directory operation.
     On March 31, 2006, the Company consummated the sale of its participation in the equity interest in the Puerto Rico directory operation. The net pre-tax gain from the sale of the Company’s equity interest was $27 million.
     The $3 million, and $2 million equity income from joint venture for the years ended December 31, 2005 and 2004, respectively, were generated from our 24% interest in VISI, the largest yellow page publishing company in Puerto Rico.
Minority interest in consolidated subsidiary
     The minority interest included in the Company’s results of operations reflects the 33% interest in Coqui.net that is not held by the Company but held by Popular, Inc., one of our current shareholders. The minority interest for the year ended December 31, 2006 remained constant at $3 million, when compared to the same periods in 2005 and 2004.

Income taxes
     The effective income tax rate is the provision for income taxes as a percentage of income before tax from continuing operations. A $91.1 million tax provision for the year ended December 31, 2006 reflects a 27.3% effective tax rate. The difference in the tax provision of $39.2 million between the effective and the statutory tax rate of 41.5%, primarily represents permanent differences mainly due to the sale of the Company’s participation in the equity interest in the Puerto Rico directory operation and the right to the revenues from the directory advertising, which were considered as capital gains taxed at a reduced tax rate of 20% and due to the application of a reduced corporate tax rate (39%) to certain operations due to net operating loss carry forward.
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
SEGMENT RESULTS OF OPERATIONS
     The Company has two reportable segments, Wireline and Wireless. See Note 17 to the consolidated financial statements for additional information on the Company’s segments. Reclassifications of prior period’s data have been made to conform to the current period’s presentation.
     The Wireline segment consists of:
•	Local services, including basic voice, telephone and telecommunications equipment rentals, value-added services, high-speed data services, and Internet access;

•	Long distance services including direct dial on-island and off-island, operator assisted calls, and prepaid calling card;

•	Access services to long distance carriers, competitive local exchange carriers, and wireless operators for originating and terminating calls on the Company’s network;

•	Directory publishing rights services; and

•	Telecommunication equipment sales and billing and collection services to competing long distance operators in Puerto Rico.
     The Wireless segment consists of:
•	Postpaid and Prepaid services; and

•	Wireless equipment sales.

RESULTS OF OPERATIONS REVENUE WIRELINE

	For the Year Ended December 31,
	2006	2005	% Change	2005	2004	% Change
	(In millions)			(In millions)
Local	$605	$615	(2)%	$615	$596	3%
Network Access	209	234	(11)	234	271	(14)
Long Distance	65	65	(0)	65	66	(2)
Directory and Other	226	80	183	80	71	13

Total Wireline	$1,105	$994	11	$994	$1,004	(1)

     Wireline revenues include local service, network access, long distance, directory and other revenues. For the year ended December 31, 2006, wireline revenues increased $111 million, or 11%, to $1,105 million when compared to the same period in 2005. For the year ended December 31, 2005, wireline revenues decreased $10 million, or 1%, to $994 million when compared to the same period in 2004.
Local Services
          Local service revenues include revenues from basic voice, telephone and telecommunications equipment rental, value-added services, high-speed private line services, and Internet access. Local service revenues for the year ended December 31, 2006 decreased $10 million, or 2%, to $605 million when compared to the same period in 2005. This decrease was mainly due to a reduction of $19 million in basic voice service revenues as a result of a decrease in access lines, partially offset by a $9 million increase in data service revenues as a result of an increase in the number of customers requesting special services, such as DSL.
          Local service revenues for the year ended December 31, 2005 increased $19 million, or 3%, to $615 million when compared to the same period in 2004. The increase is due to higher revenues from local data services of $21 million, offset in part by a decrease in local voice services revenues of $2 million. The increase in local data services was primarily driven by an increase in the number of customers requesting private services, such as T-1, and special services, such as DSL, resulting in an increase of $11 million in private services revenues and $9 million in DSL revenue. The decrease in revenues from local voice services was driven mainly by a decrease in public phones revenue of $4 million due to the disposition of these assets during year 2005, and a reduction in deferred activation revenues of $3 million. The decreases were offset by an increase of $5 million in the basic voice services as a result of the EAS surcharge, partially offset by lower access lines, and an increase in directory assistance revenue of $4 million due to an increase in directory assistance rates from $.50 to $.75 effective in November 2004.
Network Access
          Network access revenues include revenues from services provided to long distance carriers, competitive local exchange carriers, and cellular and paging operators to originate and terminate calls on our network. These revenues for the year ended December 31, 2006 decreased $25 million, or 11%, to $209 million when compared to the same period in 2005. The decrease was mainly due to a $12 million decrease in regulated access revenues driven by the interstate common line adjusted estimates as a result of the NECA settlement process. The decrease in network access was also driven by a $13 million decrease in intra-island, interstate access revenues due to lower access traffic.
          For the year ended December 31, 2005, network access revenues decreased $37 million, or 14%, to $234 million when compared to the same period in 2004. The decrease was driven by a decrease in intra-island access revenues of $13 million, as the Company implemented the final phase of the rate reduction agreed with the TRB in the February 2002 Order, a decrease of $17 million in interstate regulated access revenues driven by interstate common line adjusted estimates through the NECA settlement process, and a decrease in off-island switching and special access revenue of $7 million due to a decrease in average rates.
Long Distance
          Long distance revenues include direct dial on-island and off-island, operator-assisted calls and prepaid calling cards revenues. Long distance revenues for the year ended December 31, 2006 remained constant at $65 million when compared to the same period in 2005.
          Long distance revenues for the year ended December 31, 2005 decreased $1 million, or 2%, to $65 million when compared to the same period in 2004. The decrease is a result of the reduction in the number of local calling area from 68 to 10.
Directory and Other
     Directory and other revenues include revenues from directory publishing rights, telecommunication equipment sales and billing and collection services provided to competing long distance operators in Puerto Rico. Directory and other revenues for the year ended December 31, 2006 increased $146 million or 183% to $226 million when compared to the same period in 2005. The increase was the result of the sale of the Company’s right to receive 35% of the revenues from the publication of directory advertising which resulted in proceeds of $167 million, and recognized as directory revenue in the quarter ended March 31, 2006. This increase was offset by a decrease of $13 million in the directory publishing rights revenues, when the Company consummated the sale of its equity interest in the Puerto Rico directory operation, and by a reduction of $7 million in other revenues, mainly due to a decrease of $4 million of late payment fees and a decrease of $2 million in rent revenues. For the year ended December 31, 2005, directory and other revenues increased $9 million or 13% when compared to the same period in 2004 due to the recognition of the late payment fees.

RESULTS OF OPERATIONS EXPENSE WIRELINE

	For the Year Ended December 31,
	2006	2005	% Change	2005	2004	% Change
	(In millions)			(In millions)
Cost of Services and Sales	$213	$207	3%	$207	$200	3%
Selling, general and administrative expenses	406	414	(2)	414	364	14

Total Wireline	$619	$621	—	$621	$564	10

     Wireline expenses for the year ended December 31, 2006 decreased $2 million, or less than 1%, to $619 million when compared to the same period in 2005. Wireline expenses for the year ended December 31, 2005 increased $57 million, or 10%, to $621 million when compared to the same period in 2004.
     Cost of services and sales for the year ended December 31, 2006 increased $6 million, or 3%, to $213 million when compared to the same period in 2005. This increase was mainly due to the increase in deferred activation charges of $14 million resulting from a change in the estimate of the average customer life used for amortizing previously deferred activation charges, partially offset by lower cost of equipment sold of $6 million and lower material usage of $2 million.
     For the year ended December 31, 2005, cost of services and sales increased $7 million, or 3%, to $207 million when compared to the same period in 2004. This increase was mainly due to higher cost of equipment sold of $7 million.
     Selling, general and administrative expenses for the year ended December 31, 2006 decreased $8 million, or 2%, to $406 when compared to the same period in 2005. This decrease was caused by reductions in consulting expense of $6 million due to lower consulting contracts, collection agency commissions of $4 million, regulatory fees of $3 million and other expenses of $2 million, partially offset by an increase in bad debt expense of $7 million.
     For the year ended December 31, 2005, selling, general and administrative expenses increased $50 million, or 14%, to $414 when compared to the same period in 2004. This increase was primarily due to the absence of the $43 million reserve reversed during year 2004, related to the pre-tax reserve for the end-user and a AT&T refund. Other factors contributing to this result was an increase in bad debt expense of $11 million offset in part by a reduction in management fees of $3 million as the Verizon Management and Technology License Agreement expired on March 2, 2004 and was replaced with a new Service Agreement.

RESULTS OF OPERATIONS REVENUE WIRELESS

	For the Year Ended December 31,
	2006	2005	% Change	2005	2004	% Change
	(In millions)			(In millions)
Postpaid Cellular	$262	$216	21%	$216	$172	26%
Prepaid Cellular	20	17	18	17	19	(11)

Total Cellular	282	233	21	233	191	22
Wireless Equipment and Other	86	56	54	56	35	60

Total Wireless	$368	$289	27	$289	$226	28

OPERATING DATA

	For the Year Ended December 31,
	2006	2005	% Change	2005	2004	% Change
	(In thousands)			(In thousands)
Cellular Customers (000’s):
Postpaid	448	382	17%	382	290	32%
Prepaid	106	103	3	103	97	6

Total	554	485	14	485	387	25

Postpaid Cellular Average Revenue Per Unit (ARPU)	$52	$53	(2)%	$53	$54	(2)%
Prepaid Cellular ARPU	16	14	14	14	15	(7)
Combined Cellular ARPU	45	44	2	44	43	2
     Revenues from cellular services and related equipment sales for the year ended December 31, 2006 increased $79 million, or 27%, to $368 million when compared to the same period in 2005. Revenues from cellular services and related equipment sales for the year ended December 31, 2005 increased $63 million, or 28%, to $289 million when compared to the same period in 2005.
Cellular Services
     Cellular service revenues for the year ended December 31, 2006 increased $49 million, or 21%, to $282 million when compared to the same period in 2005. The increase was primarily the result of an increase of approximately 66,000 postpaid wireless customers and approximately 3,000 prepaid customers due to attractive price plans, the strength of the network coverage and capacity and an increase in cellular roaming revenues.
     Revenues from cellular services for the year ended December 31, 2005 increased $41 million, or 22%, to $233 million when compared to the same period in 2004. This increase was mainly the result of an increase of approximately 92,000 postpaid wireless customers and approximately 6,000 prepaid customers in the number of cellular customers due to attractive price plans and the implementation of marketing strategies.
Wireless Equipment and other
     Revenues from wireless equipment sales and other, for the year ended December 31, 2006, increased $30 million, or 54%, to $86 million when compared to the same period in 2005. This increase is due to an increase in wireless equipment sales of $3 million, as a result of strong customer growth and postpaid contract renewals, an increase of $17 million in access revenues due to the USAC certification of our wireless operation to receive ICLS payments since October 2005.
     Wireless equipment sales and other revenues for the year ended December 31, 2005 increased $21 million, or 60%, to $56 million when compared to the same period in 2004. This increase is manly due to the increase in wireless equipment sales of $10 million, as a result of strong customer growth and postpaid contract renewals, and increase of $6 million in access revenues due to the Universal Service Administration Company (“USAC”) certification of our wireless operation to receive Interstate Common Line Support (“ICLS”) payments since October 2005, and an increase of $1 million in long distance revenues generated by cellular customers.

RESULTS OF OPERATIONS EXPENSE WIRELESS

	For the Year Ended December 31,
	2006	2005	% Change	2005	2004	% Change
	(In millions)			(In millions)
Cost of Services	$132	$109	21%	$109	$78	40%
Selling, general and administrative expenses	130	132	(2)	132	104	27

Total Wireless	$262	$241	9	$241	$182	32

     Wireless operating expenses for the year ended December 31, 2006 increased $21 million, or 9%, to $262 million when compared to the same period in 2005. Wireless expenses for the year ended December 31, 2005 increased $59 million, or 32%, to $241 million when compared to the same period in 2004.
     Cost of services and sales for the year ended December 31, 2006 increased $23 million, or 21%, to $132 million when compared to the same period in 2005. This increase was due to higher subsidies on equipment sales of $13 million, an increase in cellular roaming expenses of $3 million, an increase of software expenses of $4 million and higher wireless data expense of $2 million, all as a result of the corresponding significant increase in our wireless subscriber base.
     For the year ended December 31, 2005, cost of services and sales increased $31 million, or 40% to $109 million when compared to the same period in 2004. This increase was mainly due to higher subsidy on equipment sales of $17 million, higher cellular roaming of $5 million, an increase in wireless interconnection expenses of $3 million, higher wireless data expenses of $4 million, and a net increase in Deferred activation charges and activation charges of $1 million, all as a result of the corresponding significant increase in our wireless subscriber base.
     Selling, general and administrative expenses for the year ended December 31, 2006 decreased $2 million, or 2%, to $130 million when compared to the same period in 2005. The decrease was mainly due to a reduction in bad debt expense as a result of a new credit policy adopted in 2006. The new credit policy establishes stronger customer selection criteria that has improved collections and reduced bad debt expense.
     For the year ended December 31, 2005, selling, general and administrative expenses increased $28 million, or 27%, to $132 million when compared to the same period in 2004. The increase was mainly due to higher wireless commissions of $4 million, an increase in regulatory fees of $6 million, an increase in transmission costs of $9 million, higher bad debt expense of $7 million and an increase in bank charges of $1 million.

LIQUIDITY AND CAPITAL RESOURCES
CONSOLIDATED FINANCIAL CONDITION

	For the Years Ended December 31,
	2006	2005	2004
	(in millions)
Cash flows from (used in):
Operating	$549	$239	$289
Investing	(126)	(143)	(166)
Financing	(299)	(105)	(81)
OVERALL LIQUIDITY ASSESSMENT
     At December 31, 2006, current assets exceeded current liabilities by $239 million. We believe our sources of funds from operations and from readily available external financing arrangements will be sufficient to meet ongoing requirements.
     On March 31, 2006, the Company completed the sale of its participation in the equity interest in the Puerto Rico directory operation and its right to receive 35% of the revenues from the publication of directory advertising. The Company received net proceeds from the sale of publishing rights of $190 million, with an after-tax gain of $152 million. The Company used the proceeds from this sale to pay dividends and reduce long-term debt.
OPERATING
     Cash from operations continued to be our primary source of funds. Cash from operations for the year ended December 31, 2006 increased $310 million when compared to the same period in 2005. This increase was primarily due to the Company’s receipt of $167 million from the sale of the Company’s right to receive 35% of the revenues from the publication of directory advertising, reduced pension contributions of $41 million and the Company’s collection of $27 million from the Schools and Libraries Program of the Federal Universal Service Fund.
     For year ended December 31, 2005, net cash provided by operating activities decreased $50 million, to $239 million, when compared to the same period in 2004. This decrease was primarily due to an increase in purchases of inventory of wireless handsets, wires, cables and transmission equipment of $25 million, the absence of a government account collection of $16 million received in September 2004, and the final credit refund to AT&T of $14 million provided during the period ended September 30, 2005, offset in part by lower management fee payments of $4 million.
INVESTING
     Net cash used in investing activities for the year ended December 31, 2006 was $126 million compared to $143 million for the same period in 2005. This $17 million decrease in net cash used in investing activities was due to $23 million in proceeds from the sale of the Company’s participation in the equity interest in the Puerto Rico directory operation, the proceeds of $4 million from the cash sweep from the same transaction, offset by an increase in capital expenditures and costs of removal of $7 million.
     For the year ended December 31, 2005 the net cash used in investing activities was $143 million compared to $166 million for the same period in 2004. The $23 million decrease in net cash used in investing activities was due to a $26 million decrease in capital expenditures and costs of removal as a result of decreased spending on computer equipment and software, as well as a general decrease in wireless equipment purchases, offset in part by a $3 million decrease in proceeds from the sale of buildings in 2004.
     We have invested approximately $1.5 billion from the date of the Acquisition through December 31, 2006 to expand and enhance our network. In 2007 we expect to invest an additional $160 million in capital expenditures which we expect to finance with internally-generated funds.

FINANCING
     Net cash used in financing activities for the years ended December 31, 2006, 2005 and 2004 was $299 million, $105 million, and $81 million, respectively. We reduced outstanding debt, including capital leases, by $177 million for the year ended December 31, 2006, by $41 million for the year ended December 31, 2005, and by $60 million for the year ended December 31, 2004. Borrowings under term credit facilities, working capital facilities and commercial paper decreased from $52 million at December 31, 2005 to zero at December 31, 2006 and $93 million at December 31, 2004 to $52 million at December 31, 2005.
     On March 1, 2006, the Company entered into two related unsecured credit facilities, a $275 million revolving credit facility maturing on February 28, 2009, and a $275 million term credit facility, which was drawn in one borrowing on May 1, 2006 at an applicable margin of 55 basis points over LIBOR, and will mature on February 28, 2011. See Note 10 to the consolidated financial statements for more detailed information.
     During the year ended December 31, 2005, the Company repaid two term loans which totaled $93 million. As of December 31, 2005, the Company had a net commercial paper balance due of $52 million.
     During the year ended December 31, 2004, the Company prepaid $30 million of principal of term loans, reducing the outstanding balance to $93 million at December 31, 2004.
     In connection with the Acquisition, PRTA agreed to contribute cash or stock worth a total of $200 million as a capital contribution in five equal $40 million installments over five years beginning on March 2, 2000 to partially fund its under-funded pension and other post-employment benefit obligations. In March 2004, the Company received the fifth and final $40 million installment in cash from PRTA. See Note 13 to the consolidated financial statements for more information.
     The shareholders’ agreement requires the payment of dividends equal to at least 50% of consolidated net income, payable quarterly to the extent funds are legally available. The Company declared and paid legal dividends of $125 million, $63 million and $66 million during 2006, 2005 and 2004, respectively. However, these legal dividends were adjusted for the dividends of the ESOP unallocated shares by $3 million, $2 million and $4 million during 2006, 2005 and 2004, respectively, only for financial reporting purposes. The senior note indentures and credit facility agreements do not contain restrictions on the payment of dividends.
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
CONTRACTUAL OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS
     The following table provides a summary of our contractual obligations and commercial commitments at December 31, 2006. Additional detail about these items is included in the notes to the consolidated financial statements.
Contractual Obligations & Other Commercial Commitments:

	Payments Due In Period
	(in millions)
	Total	2007	2008	2009	2010	2011	Thereafter
Long Term Debt, including interest rate swap (Note 10)	$575	—	—	$300	—	$275	$—
Interest on Long Term Debt ( Note 10)	127	38	38	29	18	4	—
Pension Benefit Obligations (Note 8)	332	156	58	109	6	3	—
Operating Leases (Note 20)	$101	18	17	18	19	20	9

Total	$1,410	$212	$113	$456	$43	$302	$284

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
     On November 4, 2005 Act 138 was approved. This law grants the TRB primary jurisdiction to entertain class action suits related to telecommunication services. On May 9, 2006, the Judge issued a final judgment dismissing the proceeding. The Judge acknowledged that with the enactment of Law 138, the TRB has primary jurisdiction to hear the case. On June 8, 2006 the plaintiffs filed an appeal before the Puerto Rico Court of Appeals.
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
It adopts the principle that once a municipal fee is shown to be a potential barrier to providing service under Section 253(a), the burden of proof shifts to the municipality to show that the fee meets the definition of “fair and reasonable compensation” as specified in Section 253(c) of the Federal law. PRTC has filed or is in the process of filing a corresponding motion to dismiss in all pending cases based on this Opinion. So far, for the following pending cases at the Federal court, to wit, PRT v. Municipality of Caguas, PRTC v Municipality of Ponce and PRTC v. Municipality of Utuado. In all cases, the Court has declared the municipality ordinance null and void based on the Guayanilla Opinion. PRT v. Municipality of Cidra, PRT v. Municipality of Vega Baja and PRT v. Municipality of Cataño are still pending.
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
INTERCONNECTION DISPUTE
     In October 2004, the TRB arbitrated an interconnection contract between WorldNet Telecommunications Inc. (“WorldNet”) and the Company. Among its conclusions, the TRB adopted the arbitrator’s decision to approve a provision that established performance parameters under the contract but rejected the imposition of liquidated damages for failure to meet the performance parameters. Both WorldNet and the Company cross-appealed certain aspects of the TRB’s rulings in the U.S. District Court for the District Court of Puerto Rico pursuant to the Federal Telecommunications Act and moved for summary judgment. In early February 2006, the District Court affirmed in part and reversed in part the disputed TRB rulings and the parties, WorldNet and PRT, appealed to the First Circuit. PRT filed its brief on Appeal on September 15, 2006. The TRB and WorldNet also filed their corresponding briefs. Reply briefs for WorldNet were filed by October 20, 2006 and for PRTC and the TRB by November 20, 2006. In addition, WorldNet has also requested immediate further proceedings before the TRB with respect to the ruling of the District Court. PRTC opposed on the grounds that said petition is premature, improper and unnecessary. The First Circuit held oral argument on January 11, 2007 but has not yet issued a decision.
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
     Since PRTC is a member of the NECA Common Line Pool, any SLC under billing has been recovered from the NECA pool. As a result, PRTC, in conjunction with NECA, have been discussing the back-billing issue taking into consideration the NECA Administration Procedures and FCC orders and opinions issued in connection with back-billing controversies. On June 1, 2006, PRT started billing the SLC correctly to all its customers. On July 28, 2006, members of NECA and PRTC agreed to jointly approach the FCC during the month of August 2006 to seek a determination of the proper back-billing period and to inform USAC of the situation, as deemed necessary. On September 15, 2006, PRTC representatives met with FCC and USAC to discuss PRTC’s petition regarding a six (6) month term for back billing and for the devolution of funds to USAC. On September 27, 2006 PRTC submitted a letter expressing the reasoning behind the petition that the FCC should determine that the six (6) month period is reasonable under the specific circumstances. On October 1, 2006, PRTC started back billing customers a six (6) month period from December 2005 until May 2006, inclusive.

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
     Although the Company believes the expectations reflected in its forward-looking statements are reasonable, the Company cannot guarantee its future performance or results of operations. All forward-looking statements in this report are based on information available to the Company on the date of this report; however, the Company is not obligated to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The risks described above and elsewhere in this report, including in Part I, Item 1A, “Risk Factors” and in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” should be considered when reading any forward-looking statements in this report. Given these uncertainties and risks, the reader should not place undue reliance on these forward-looking statements.

CRITICAL ACCOUNTING POLICIES
General
     The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles for financial information and the rules and regulations of the SEC.
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
Allowance for Doubtful Accounts
     The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate and their ability to make payments was affected, additional allowance may be required. Because of uncertainties inherent in the estimation process, the Company’s estimate of losses and the related allowance may change. The Company does not depend on any single customer for its business.
Deferred Taxes
     The Company uses an asset and liability approach in accounting for income taxes in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes.” Deferred tax assets and liabilities are recognized for temporary differences between the way certain income and expense items are reported for financial reporting purposes and for tax purposes.
     The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event the Company determines that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period in which such determination was made. Similarly, should the Company determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income during the period in which such determination was made.
     On August 1, 2005, the Government of Puerto Rico approved Act No. 41 which imposes a transitory additional surtax of 2.5% on taxable income. This transitory additional income tax is in effect for taxable years 2005 and 2006. As of December 31, 2006, the deferred tax assets were valued at 39%, since any increase in the deferred tax assets related to the transitional rate was reversed in 2006.
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
Pensions and Other Post Employment Benefits
     Pension and postretirement health care benefits earned during the year as well as interest on projected benefit obligations are accrued currently. Prior service costs and credits resulting from changes in plan benefits are amortized over the average remaining service period of the employees expected to receive benefits.
     In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R) (SFAS No. 158). SFAS No. 158 requires the recognition of a defined benefit postretirement plan’s funded status as either an asset or liability on the balance sheet. SFAS No. 158 also requires the immediate recognition of the unrecognized actuarial gains and losses and prior service costs and credits that arise during the period as a component of other accumulated comprehensive income, net of applicable income taxes. Additionally, the fair value of plan assets must be determined as of the Company’s year-end.
     We provide retiree health benefits for employees that retire under our pension plan. We use various actuarial assumptions including the discount rate and the expected trend in health care costs to estimate the costs and benefit obligations for our retiree health plan. SFAS No. 158 also affected the recording and recognition provisions of other post employment benefits. Refer to Note 8 for further details.
     We adopted SFAS No. 158 effective December 31, 2006, which resulted in a net decrease to shareholders’ equity of $316 million (see
Note 8).

RECENT ACCOUNTING PRONOUNCEMENTS
     For disclosure of recent accounting pronouncements, see Note 3 to our consolidated financial statements included under Part II, Item 8, “Financial Statements and Supplementary Data.”
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
INTEREST RATE SENSITIVITY
     We are exposed to market risk in the normal course of business, resulting primarily from changes in the interest rates on our senior notes and interest rate swap agreements.
     The following table summarizes the fair value of our senior notes and interest rate swap agreements at December 31, 2006 and December 31, 2005 and provides a sensitivity analysis of the fair values of these instruments assuming a 100 basis point increase or decrease in the yield curve. The sensitivity analysis does not include the fair values of our floating-rate debt since they are not significantly affected by changes in market interest rates.
        .

			Fair Value
			Assuming 100 Basis Point
	Book Value	Fair Value	Increase	Decrease
	(In thousands)
December 31, 2006:

Senior notes	$299,947	$310,113	$303,451	$316,959

December 31, 2005:

Senior notes	$699,919	$711,120	$700,558	$722,038
Interest rate swap	(1,080)	(1,080)	(1,446)	(713)

Total	$698,839	$710,040	$699,112	$721,325

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
TELECOMUNICACIONES DE PUERTO RICO, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of Telecomunicaciones de Puerto Rico, Inc.:
We have audited the accompanying consolidated balance sheets of Telecomunicaciones de Puerto Rico, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedules listed in the index at Item 15 (a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Telecomunicaciones de Puerto Rico, Inc. and subsidiaries at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.
As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting (“SFAS”) No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88 and 106, effective December 31, 2006. Also as discussed in Note 18 to the consolidated financial statements, the Company adopted Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements, (“SAB 108”). The Company used the one time special transition provisions of SAB 108 and recorded a cumulative effect adjustment to accounts receivable, deferred income tax, deferred revenue and retained earnings, effective January 1, 2006.
Ernst & Young LLP
San Juan, Puerto Rico
March 27, 2007

Telecomunicaciones de Puerto Rico, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands)

	December 31,	December 31,
	2006	2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$179,138	$55,086
Accounts receivable, net of allowance for doubtful accounts of $85,100 and $76,815 in 2006 and 2005, respectively	194,562	227,629
Deferred income tax	32,593	18,324
Inventory and supplies, net	35,113	47,431
Prepaid expenses	12,092	20,571

Total current assets	453,498	369,041
PROPERTY, PLANT AND EQUIPMENT, net	1,269,280	1,351,510
GOODWILL	126,927	126,927
INTANGIBLES, net	196,756	209,357
DEFERRED INCOME TAX	287,760	205,853
OTHER ASSETS	49,890	115,271

TOTAL ASSETS	$2,384,111	$2,377,959

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$—	$452,042
Other current liabilities	214,811	172,961

Total current liabilities	214,811	625,003
LONG-TERM DEBT, excluding current portion	574,947	299,812
PENSION AND OTHER POST-EMPLOYMENT BENEFITS	911,490	563,395
OTHER NON-CURRENT LIABILITIES	112,540	136,345

Total liabilities	1,813,788	1,624,555

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY	17,608	16,555

SHAREHOLDERS’ EQUITY:
Common stock	706,495	705,516
Deferred ESOP compensation	(24,739)	(26,042)
Retained earnings	330,275	228,877
Accumulated other comprehensive loss, net of taxes	(459,316)	(171,502)

Total shareholders’ equity	552,715	736,849

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,384,111	$2,377,959

The accompanying notes are an integral part of these financial statements.

Telecomunicaciones de Puerto Rico, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands)

	For the Years Ended December 31,
	2006	2005	2004
REVENUES:
Local services	$584,847	$595,823	$586,598
Access services	204,963	229,197	268,974
Long distance services	63,080	63,103	64,194
Cellular services	365,159	285,640	223,084
Directory services and other	225,671	78,761	71,074

Total revenues	1,443,720	1,252,524	1,213,924

OPERATING COSTS AND EXPENSES:
Cost of services and sales	338,218	307,754	274,156
Selling, general and administrative expenses	512,719	524,057	456,216
Early retirement and voluntary separation provision	—	1,687	2,786
Depreciation and amortization	247,691	242,229	261,036

Total operating costs and expenses	1,098,628	1,075,727	994,194

OPERATING INCOME	345,092	176,797	219,730

OTHER INCOME (EXPENSE):
Interest expense, net	(38,778)	(46,362)	(43,284)
Equity income from joint venture	27,851	2,660	2,454
Minority interest in consolidated subsidiary	(2,512)	(2,919)	(2,749)

Total other income (expense), net	(13,439)	(46,621)	(43,579)

INCOME BEFORE INCOME TAX EXPENSE	331,653	130,176	176,151

INCOME TAX EXPENSE	91,087	50,788	67,762

NET INCOME	$240,566	$79,388	$108,389

The accompanying notes are an integral part of these financial statements.

Telecomunicaciones de Puerto Rico, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
(In thousands)

					Accumulated
					Other
	Common	Deferred ESOP	Subscription	Retained	Comprehensive
	Stock	Compensation	Receivable	Earnings	Loss	Total
BALANCE DECEMBER 31, 2003	$703,884	$(26,153)	$(39,515)	$164,520	$(101,385)	$701,351
Dividends paid	—	—	—	(61,953)	—	(61,953)
Accretion of discount on subscription receivable	—	—	(485)	—	—	(485)
PRTA capital contribution	—	—	40,000	—	—	40,000
Release of ESOP shares	502	981	—	—	—	1,483
Comprehensive income:
Net income	—	—	—	108,389	—	108,389
Other comprehensive loss, net of taxes:
Minimum pension liability adjustment	—	—	—	—	(65,320)	(65,320)

Comprehensive income	—	—	—	—	—	43,069

BALANCE DECEMBER 31, 2004	704,386	(25,172)	—	210,956	(166,705)	723,465
Dividends paid	—	—	—	(61,467)	—	(61,467)
Release of ESOP shares	1,130	1,130	—	—	—	2,260
Advance to ESOP	—	(2,000)	—	—	—	(2,000)
Comprehensive income:
Net income	—	—	—	79,388	—	79,388
Other comprehensive loss, net of taxes:
Minimum pension liability adjustment	—	—	—	—	(4,796)	(4,796)
Comprehensive income	—	—	—	—	—	74,592

BALANCE DECEMBER 31, 2005	705,516	(26,042)	—	228,877	(171,502)	736,849
Cumulative effect of adjustments resulting from the adoption of SAB 108	—	—	—	(17,212)	—	(17,212)

Adjusted balance at January 1, 2006	705,516	(26,042)	—	211,665	(171,502)	719,637
Dividends paid	—	—	—	(121,956)	—	(121,956)
Release of ESOP shares	979	1,303	—	—	—	2,282
Comprehensive income:
Net income	—	—	—	240,566	—	240,566
Other comprehensive income, net of taxes:
Minimum pension liability adjustment	—	—	—	—	27,907	27,907

Comprehensive income						268,473
Impact of adoption of SFAS No.158, net of tax	—	—	—	—	(315,721)	(315,721)

BALANCE DECEMBER 31, 2006	$706,495	$(24,739)	$—	$330,275	$(459,316)	$552,715

The accompanying notes are an integral part of these financial statements.

Telecomunicaciones de Puerto Rico, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	For the Years Ended December 31,
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$240,566	$79,388	$108,389
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	247,691	242,229	261,036
Provision for uncollectible accounts	50,827	47,273	29,746
Deferred income tax expense	37,723	42,828	50,495
Employee retirement benefits expense	110,086	102,119	106,018
Accretion of discount on subscription receivable	—	—	(485)
Equity income from joint venture	(665)	(2,660)	(2,454)
Early retirement and voluntary separation provision	—	1,687	2,786
Release of ESOP shares	2,282	2,260	1,483
Gain on sale of building	—	(1,096)	(3,349)
Gain on sale of interest in joint venture	(27,186)
Minority interest in consolidated subsidiary	2,512	2,919	2,749
Changes in assets and liabilities:

Accounts receivable	(17,761)	(3,989)	(13,413)
Inventory and supplies	12,318	(19,273)	(6,956)
Prepaid expenses and other assets	32,131	17,854	10,888
Other current and non-current liabilities	(10,975)	(100,481)	(52,283)
Pension and other post-employment benefits	(130,775)	(171,680)	(205,381)

Net cash provided by operating activities	548,774	239,378	289,269

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, including removal costs	(152,417)	(145,800)	(171,638)
Proceeds from sale of investment	26,651	2,778	5,436

Net cash used in investing activities	(125,766)	(143,022)	(166,202)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contribution	—	—	40,000
Loan to ESOP	—	(2,000)	—
Net repayments of short-term debt, including capital leases	(452,000)	(41,149)	(59,500)
Borrowings of long-term debt	275,000	—	—
Dividends paid	(121,956)	(61,467)	(61,953)

Net cash used in financing activities	(298,956)	(104,616)	(81,453)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	124,052	(8,260)	41,614
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	55,086	63,346	21,732

CASH AND CASH EQUIVALENTS AT END OF YEAR	$179,138	$55,086	$63,346

The accompanying notes are an integral part of these financial statements.

TELECOMUNICACIONES DE PUERTO RICO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
1.	Business / Corporate Structure

Telecomunicaciones de Puerto Rico, Inc., a Puerto Rico corporation (the “Company” or “we”), holds 100% of the common stock of Puerto Rico Telephone Company, Inc. (“PRTC”), PRT Larga Distancia, Inc. (“PRTLD”), and Datacom Caribe, Inc. (“Datacom”). The Company also holds a 67% interests in Coqui.net Corporation (“Coqui.net”), in which Popular, Inc., one of the Company’s shareholders, holds the remaining 33% interest. The Company is the largest telecommunications service provider in Puerto Rico. PRTC is the incumbent local exchange carrier for the island of Puerto Rico. Wireline service is provided by PRTC and cellular service under the brand of Verizon Wireless Puerto Rico (“Verizon Wireless”). The Company’s off-island long distance service is provided by PRTLD. The Company’s dial-up Internet access service is provided by Coqui.net. On March 31, 2006, the Company sold its 24% interest in Verizon Information Services, Puerto Rico, Inc. S en C (“VISI”). The directory publishing revenues were generated by VISI.

GTE Corporation (“GTE”), through its subsidiary GTE Holdings (Puerto Rico) LLC (“GTE Holdings”), acquired a 40% interest and management control over the Company on March 2, 1999 from the Puerto Rico Telephone Authority (“PRTA”), an entity of the Commonwealth of Puerto Rico (the “Acquisition”). In the Acquisition, Popular, Inc. acquired a 10% interest in the Company. GTE and Bell Atlantic Corporation merged on June 30, 2000 to form Verizon Communications Inc. (“Verizon”). On January 25, 2002, GTE Holdings and Popular, Inc. acquired an additional 12% and 3% interest in the Company, respectively, by exercising an option each held since the Acquisition (the “Option Exercise”). Verizon and Popular, Inc. obtained the additional ownership interest from PRTA Holdings Corp., a subsidiary of the PRTA (“PRTA Holdings”). Verizon and Popular, Inc. paid PRTA Holdings $138 million and $34 million, respectively, for a total of $172 million in cash for the additional 3,750,000 shares at a $45.9364 per share price established in the Share Option Agreement, an agreement entered into at the time of the Acquisition. As a result, Verizon now owns 52%, PRTA owns 28%, Popular Inc. owns 13% and the Employee Stock Ownership Plan owns 7% of the outstanding capital stock of the Company. The Company is an affiliate of Verizon, which consolidates the Company’s financial results with its own financial results.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying audited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and with the rules and regulations of the Securities and Exchange Commission (“SEC”). The Company is a holding company with no significant assets or operations other than its investments in its subsidiaries. PRTC is a wholly owned subsidiary of the Company, and fully and unconditionally guarantee payment of the senior notes and the commercial paper.

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

Customer activation fees, along with the related costs up to but not exceeding the activation fees, are deferred and amortized over the customer relationship period, which are 4 years for wireline and 2 years for wireless, as required by Staff Accounting Bulletin “SAB” 104. However, customer activation fees are subject to additional consideration when wireless handsets are sold to the customers at a discount and recorded as equipment sales revenue.

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

We have tested our indefinite life intangible assets for impairment at least annually unless indicators of impairment exist. We began using the direct value approach in 2005 performing our annual impairment test on our indefinite life intangible assets in accordance with a September 29, 2004 Staff Announcement from the staff of the Securities and Exchange Commission (SEC), “Use of the Residual Method to Value Acquired Assets Other Than Goodwill.” The direct value approach determines fair value using estimates of future cash flows associated specifically with the licenses. Previously, we used a residual method, which determined the fair value of the business by estimating future cash flows of the operations. The fair value of aggregate licenses was determined by subtracting from the fair value of the business the fair value of all of the other net tangible and intangible (primarily recognized and unrecognized customer relationship intangible assets) assets of our operations. We determined the fair value of our customer relationship intangible assets based on our average customer acquisition costs. Under either the direct method or the residual method, if the fair value of the aggregated licenses was less than the aggregated carrying amount of the licenses, an impairment would have been recognized. The Company has evaluated its indefinite life intangible assets using the fair value approach for each reporting unit to determine if there is an impairment exposure and the impact it would have on the Company’s results of operations for 2006. The evaluation revealed no impairment.

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

Advertising Costs

The Company expenses advertising costs as incurred, and recorded advertising costs of $17 million in 2006 and 2005, and $16 million in 2004.

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

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R) (SFAS No. 158). SFAS No. 158 requires the recognition of a defined benefit postretirement plan’s funded status as either an asset or liability on the balance sheet. SFAS No. 158 also requires the immediate recognition of the unrecognized actuarial gains and losses and prior service costs and credits that arise during the period as a component of Other Accumulated Comprehensive Income, net of applicable income taxes. Additionally, the fair value of plan assets must be determined as of the company’s year-end. We adopted SFAS No. 158 effective December 31, 2006, which resulted in a net decrease to shareholders’ equity of $316 million. See Note 8 for further discussion of the effect of adopting SFAS No. 158 on the Company’s consolidated financial statements for the year ended December 31, 2006.

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

For the last four years, the Company has been operating a TDMA network and CDMA network for its wireless clients. During 2003 management decided to migrate the TDMA clients to the CDMA network. On December 31, 2003, the Company recorded an impairment loss associated to the TDMA network investment of $11.8 million.

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

3. Recent Accounting Pronouncements

Uncertainty in Income Taxes

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 requires the use of a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions. The Company is required to adopt FIN 48 effective January 1, 2007. The cumulative effect of initially adopting FIN 48 will be recorded as an adjustment to opening retained earnings in the year of adoption and will be presented separately. Only tax positions that meet the more likely than not recognition threshold at the effective date may be recognized upon adoption of FIN 48. The Company believes that the adoption of FIN 48 will not have a material effect on its results of operations and financial condition.

Fair Value Measurements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurement” (SFAS No. 157). SFAS No. 157 expands disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value. We are required to adopt SFAS No. 157 effective January 1, 2008 on a prospective basis. The Company believes that the adoption of SFAS No. 157 will not have a material effect on its results of operations and financial condition.

4.	Property, Plant and Equipment

Property, plant and equipment consist of:

	Remaining Useful	December 31	December 31
	Lives (Yrs)	2006	2005
		(In thousands)
Outside plant	9.0	$2,238,371	$2,198,892
Central office and transmission equipment	3.8	1,317,882	1,282,713
Equipment and other	2.7	271,031	273,245
Buildings	14.6	334,185	324,988
Land	N/A	25,500	25,500

Gross plant in service		4,186,969	4,105,338
Less: accumulated depreciation		2,958,118	2,772,489

Net plant in service		1,228,851	1,332,849
Construction in progress		40,429	18,661

Total		$1,269,280	$1,351,510

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

5.	Goodwill

Following is a breakdown of goodwill:

	CarryingValue
	December 31	December 31
	2006	2005
	(In thousands)
Wireline (PRTC)	$102,731	$102,731
Dial-up Internet (Coqui.net)	24,196	24,196

Total	$126,927	$126,927

6.	Intangibles

Following is a breakdown of intangibles:

	CarryingValue
	December 31	December 31
	2006	2005
	(In thousands)
Indefinite Life:
Wireline concession	$85,120	$85,120
FCC Cellular licenses	23,855	23,855

Total Indefinite Life	$108,975	$108,975

	December 31, 2006			December 31, 2005
	(In thousands)
	Cost	Acc. Amort	Book Value	Cost	Acc. Amort	Book Value
Definite Life:
Wireline trade name	$48,400	$15,154	$33,246	$48,400	$13,218	$35,182
Software licenses	138,757	84,222	54,535	126,720	61,520	65,200

Total Definite Life	187,157	99,376	87,781	175,120	74,738	100,382
Plus: Total Indefinite Life	—	—	108,975	—	—	108,975

Total	$187,157	$99,376	$196,756	$175,120	$74,738	$209,357

Intangible asset amortization expense was $25 million, $23 million and $17 million for the years ended December 31, 2006, 2005 and 2004, respectively. The following table presents expected amortization expense of existing intangible assets as of December 31, 2006 for each of the following years (in thousands):

For the year ended December 31, 2006	$24,638

Expected amortization expense for the years ending December 31,:
2007	20,062
2008	15,648
2009	10,697
2010	4,705
2011	1,936
2012 and thereafter	34,733

7.	Other assets

Other assets consist of:

	December 31	December 31
	2006	2005
	(In thousands)
Deferred activation and installation costs	$48,128	$68,422
Notes receivable-equipment sales	—	1,995
Deferred pension asset	—	41,729
Deferred financing costs, net	1,519	1,359
Other assets	243	1,766

Total	$49,890	$115,271

8.	Pension Plan

Adoption of SFAS No. 158

On December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS No.158. SFAS No.158 required the Company to recognize the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of its pension plan in the December 31, 2006 statement of financial position, with a corresponding adjustment to accumulated other comprehensive income, net of taxes. The adjustment to accumulate other comprehensive income at adoption represents the net unrecognized actuarial losses, unrecognized prior service costs, and unrecognized transition obligation remaining from the initial adoption of SFAS No. 87, all of which were previously netted against the plan’s funded status in the Company’s statement of financial position pursuant to the provisions of SFAS No. 87.

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

There are separate trusts for the pension annuity and the lump sum benefit with a further separation of the annuity benefit into a plan for the UIET union, for the HIETEL union and management employees. Health care and life insurance benefits are provided to retirees.

The following table reconciles balance sheet figures as of December 31, 2006 to show the effect of the adoption of SFAS No. 158.

	At December 31, 2006
	Prior to Adoption	Effect of Adopting	As Reported at
	Statement 158	Statement 158	December 31, 2006
Intangible pension asset	$41,729	$(41,729)	$—

Accrued pension liability	542,902	368,213	911,115

Deferred income taxes	228,225	122,128	350,353

Accumulated other comprehensive income	143,595	315,721	459,316

The following table sets forth the status of the plans and the amounts in the financial statements as of December 31, 2006 and 2005:

	Pension and Lump Sum Benefits		Post-Retirement Benefits
(In thousands)	2006	2005	2006	2005
Change in benefit obligation:
Benefit obligation at beginning of period	$1,354,075	$1,286,932	$627,801	$543,390
Service cost	24,741	23,825	7,498	7,061
Interest cost	78,044	73,694	35,429	32,258
Actuarial loss	29,734	33,311	635	72,445
Plan amendments-ERW	—	—	—	—
Plan amendments-Other	—	21,990	—	—
Expected expenses	—	—	—	—
Benefits paid	(95,554)	(85,677)	(28,196)	(27,353)

Benefit obligation at end of period	$1,391,040	$1,354,075	$643,167	$627,801

Change in plan assets:
Fair value of plan assets at beginning of period	989,492	870,110	—	—
Actual return (loss) on plan assets	126,575	60,732	—	—
Employer contributions	102,579	144,327	28,196	27,353
Benefits paid	(95,554)	(85,677)	(28,196)	(27,353)

Fair value of plan assets at end of period	$1,123,092	$989,492	$—	$—

Funded status:
Funded status at end of year	(267,948)	(364,583)	(643,167)	(627,801)
Unrecognized actuarial loss, net	352,218	395,179	350,230	369,317
Unrecognized prior service cost (benefit)	35,408	40,608	(61,371)	(70,596)
Unrecognized net transition obligation	762	1,121	13,723	15,925

Net amount recognized	$120,440	$72,325	$(340,585)	$(313,155)

Balance sheet amounts consist of:
(Before FAS 158)
Accrued benefit liability	$(151,131)	$(250,240)	(340,585)	$(313,155)
Other asset (Note 7)	36,169	41,729	—	—
Accumulated other comprehensive loss	235,402	280,836	—	—

Net amount recognized	$120,440	$72,325	$(340,585)	$(313,155)

Disclosure information required by FAS 158:
(In thousands)

At December 31,	2006	2005	2006	2005
Projected benefit obligation	$(1,391,040)	$1,354,075	$—	$—
Accumulated benefit obligation	—	1,239,733	(643,167)	—
Fair value of plan assets	1,123,092	989,492	—	—
Net pension liability	(267,948)	—	—	—

Balance sheet amounts consist of:
Current liabilities	—	—	(26,197)	—
Non-current liabilities	(267,948)	—	(616,970)	—

Net pension liability	$(267,948)	$—	$(643,167)	$—

Amounts Recognized in Accumulated Other Comprehensive Income
Net Actuarial Loss	$352,218		$350,230
Prior Service Cost	35,408		(61,371)
Net Transition Obligation	762		13,723

	$388,388		$302,582

Changes in benefit obligations were caused by factors including changes in actuarial assumptions (see “Assumptions”).

Net Periodic Cost

The components of the net pension and other post-employment benefit expenses for years ended December 31,

	Pension and Lump Sum Benefits			Post-Retirement Benefits
(In thousands)	2006	2005	2004	2006	2005	2004
Service cost	$24,741	$23,825	$20,551	$7,498	$7,061	$6,321
Interest cost	78,044	73,694	72,600	35,429	32,258	32,226
Expected return on plan assets	(79,604)	(72,875)	(59,384)	—	—	—
Amortization of unrecognized:
Transition obligation	359	359	359	2,202	2,202	2,202
Prior service cost (benefit)	5,200	3,650	5,257	(9,225)	(9,225)	(5,373)
Actuarial loss, net	25,722	22,719	17,008	19,720	18,451	14,251

Net amortization and deferral	54,462	51,372	56,391	55,624	50,747	49,627
Effect of early retirement program	—	—	939	—	—	696

Total	$54,462	$51,372	$57,330	$55,624	$50,747	$50,323

Additional Information

As a result of the adoption of SFAS No. 158, we no longer record an additional minimum pension liability. In prior years, as a result of changes in interest rates and changes in investment returns, as indicated below, an adjustment to the additional minimum pension liability was required for a number of plans, as indicated below. The adjustment in the liability was recorded as a charge or (credit) to Accumulated Other Comprehensive Loss, net of taxes, in shareholders’ equity in the consolidated balance sheets.

Assumptions

The weighted-average assumptions used in determining benefit obligations at December 31,

	Pension and Lump Sum Benefits		Post-Retirement Benefits
	2006	2005	2006	2005
Discount rate	5.85%	5.75%	5.95%	5.85%
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%
     The weighted-average assumptions used in determining net periodic cost for years ended December 31,

	Pension and Lump Sum Benefits			Post-Retirement Benefits
	2006	2005	2004	2006	2005	2004
Discount rate	5.75%	5.75%	6.25%	5.85%	5.75%	5.75%
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%	4.00%	4.00%
Expected return on plan assets	8.50%	8.50%	8.50%	n/a	n/a	n/a
In order to project the long-term target investment return for the total portfolio, estimates are prepared for the total return of each major asset class over the subsequent 10-year period, or longer. Those estimates are based on a combination of factors including the following: observable current market interest rates, consensus earnings expectations, historical long-term performance and value-added, and the use of conventional long-term risk premiums. To determine the aggregate return for the pension trust, the projected return of each individual asset class is then weighted according to the allocation to that investment area in the Trust’s long-term asset allocation policy. The projected long-term results are then also compared to the investment return earned over the previous 10-years.

The assumed health care cost trend rates at December 31,

	Post-Retirement Benefits
	2006	2005	2004
Health care cost trend rate assumed for next year	10.00%	10.00%	10.00%
Rate to which cost trend rate gradually declines	5.00%	5.00%	5.00%
Year the rate reaches level it is assumed to remain thereafter	2010	2010	2008
Assumed health care trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in the assumed health care cost trend rate would have the following effects:

One-percentage-point	Post-Retirement Benefits
(In thousands)	Increase	Decrease
Effect on 2006 total service and interest cost	$7,125	$(6,093)
Effect on post-retirement benefit obligation as of December 31, 2006	90,985	(77,553)
Plan Assets

The weighted-average assets allocation for the pension plans assets at December 31, 2006 and 2005 by category are as follows:

	2006	2005
Equity securities	62%	61%
Debt securities	35%	36%
Other	3%	3%

	100%	100%

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

Cash Flows

Federal legislation was enacted on April 10, 2004 that provides temporary pension funding relief for the 2005 and 2006 plan years. The legislation replaced the 30-year treasury rate with a higher corporate bond rate for determining the current liability. In 2006, we contributed $102 million to our qualified pension trusts, $800,000 to our nonqualified pension plans and $28 million to our other postretirement benefit plans. Our estimate of the amount and timing of required qualified pension trust contributions for 2007 is based on current regulations, including continued pension funding relief, and is approximately $155 million. We estimate approximately $1 million in contributions to our non-qualified pension plans and approximately $30 million to our other post-retirement benefit plans in 2007. We believe that we will have adequate liquidity resources to fund these contributions. We believe our sources of funds including from operations and from readily available external financing arrangements will be sufficient to meet ongoing requirements.

Estimated Future Benefit Payments

The benefits payments, which reflect expected future service, are expected to be paid as follows:

	Pension and Lump	Post-Retirement
(In thousands)	Sum Benefits	Benefits
2007	$83,687	$30,378
2008	83,638	32,905
2009	83,858	35,085
2010	83,692	36,957
2011	83,285	38,602
2012-2016	436,043	218,707
          Medicare Prescription Drug subsidies expected to offset the future other post-retirement benefit payments noted above are as follows:

Post-Retirement
(In thousands)	Benefits
2007	$4,181
2008	4,530
2009	4,832
2010	5,090
2011	5,318
2012-2016	30,156
Early Retirement and Voluntary Separation Provision

In 2006, the Company did not offered a voluntary separation program to the employees.

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

9.	Other Current Liabilities

Other Current Liabilities consist of:

	December 31	December 31
	2006	2005
	(In thousands)
Accounts payable	$84,388	$43,719
Accrued expenses	66,478	74,805
Employee benefit accruals	35,665	39,991
Carrier payables	9,221	7,812
Taxes	15,054	730
Interest	4,005	5,904

Total	$214,811	$172,961

10.	Debt

Debt consist of:

	December 31	December 31
	2006	2005
	(In thousands)
Senior notes
Due May 15, 2006 at 6.65%	$—	$399,990
Due May 15, 2009 at 6.80%	299,947	299,929
Term credit facilities:
Due Feb 28, 2011 at 55 basis points over LIBOR at December 31, 2006	275,000	—
Commercial paper	—	52,000
Deferred derivative and Interest rate swap	—	(107)
Capital leases	—	42

Total	574,947	751,854
Less short-term debt	—	452,042

Long-term debt	$574,947	$299,812

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

The replacement facility consists of two related, unsecured credit facilities, a $275 million revolving credit facility maturing on February 28, 2009, and a $275 million term credit facility, which is available to be drawn in one borrowing at any time until May 1, 2006 and will mature on February 28, 2011. At the option of the Company, the maximum amount which may be borrowed under the revolving credit facility may be increased at any time prior to maturity to $300 million, and the amount borrowed on the term credit facility amounted to $275 million and funds were drawn on May 1, 2006. Amounts borrowed under these facilities are guaranteed by PRTC, and bear interest at the applicable LIBOR rate plus margins applicable to each facility or at the base rate; which is the higher of the base rate publicly announced by the administrative agent from time to time or the Federal Funds rate plus 0.5%, plus margins applicable to each facility. Accrued interest on Eurodollar rate borrowings is payable based on elected intervals of one, two, three or six months or other interest period as the Company may select, subject to certain conditions. Accrued interest on base rate borrowings is payable quarterly. The Company is also required to pay a quarterly facility fee on commitments under the revolving credit facility, irrespective of usage, and a commitment fee on commitments under the term credit facility until utilized. The revolving credit facility and the term credit facility contain covenants, including negative covenants and financial ratios, and events of default which are substantially the same as those which existed under the 364-day facility that was replaced. The revolving credit facility is for working capital purposes and serves as backstop facility for the commercial paper program, and the term credit facility was used to repay the senior notes that matured on May 15, 2006. On February 5, 2007 the Company executed an authorization letter instructing Citibank to initiate the waiver process of the “Controlling Interest Provision” with the banks in the syndicate under the replacement credit facility and facilitate the amendments needed to change this provision in the Credit Agreement dated February 28, 2006. This letter responds to a request received by the Company’s prospective buyer Sercotel S.A. de C.V., a subsidiary of América Móvil, S.A. de C.V, in order to obtain a waiver of the above provision for the purposes of permitting the consummation of the sale transaction and avoiding the credit facility to be declared in default. The banks under the syndicate approved the amendments and it will be executed upon closing of the sale transaction.

On August 31, 2001, the Company entered into an interest rate swap contract with a notional amount of $150 million. In September 2002, the Company drew the value out of the hedge position without changing the fixed/floating funding mix of the original swap transaction. This transaction resulted in cash proceeds of $11 million, reflected in cash from operations as required by SFAS No. 104, and created a deferred derivative, which will be amortized until 2006. As of December 31, 2005, the unamortized balance of the deferred derivative is $1 million. The purpose of the swap is to hedge against changes in the fair market value of the Company’s senior notes to achieve a targeted mix of fixed and variable rate debt. The swap receives interest at a fixed rate of 6.65% and pays interest at a net variable rate equal to six month LIBOR plus 170 basis points, with semiannual settlements and reset dates every May 15 and November 15 until maturity of the May 15, 2006 senior notes. The swap was entered into “at market” and as a result, there was no exchange of premium at the initial date of the swap. The Company designates the swap as a hedge of the changes in fair market value of the senior notes due to changes in the designated benchmark interest rate. PRTC was the guarantor of the interest rate swap. The interest rate swap matured on May 15, 2006, and all interest payable due regarding the transaction was paid in full at maturity. On May 15, 2006, the Company paid a total of $424 million, of principal and interest of the $400 million senior notes due on that date, of which $275 million was refinanced with the Term Credit Facility that is due on February 28, 2011 and $149 million was paid with cash from operations.

Aggregate maturities of the senior notes and term credit facilities are as follow:

Year		Amount
		(In thousands)
2009	Senior note	$300,000
2011	Term note	275,000

Total		$575,000

11.	Other Non-Current Liabilities

Other non-current liabilities consist of:

	December 31	December 31
	2006	2005
	(In thousands)
Deferred activation and installation revenues	$48,128	$68,422
Customer deposits	25,988	26,297
Other liabilities	38,424	41,626

Total	$112,540	$136,345

Deferred activation and installation revenues are amortized on a straight-line basis over the estimated customer relationship period. Deferred activation and installation revenues decreased $20 million to $48 million in year 2006 from previous year, mainly due to the change in average customer relationship.

12.	Deferred ESOP Compensation

The Employee Stock Ownership Plan (“ESOP”) acquired a 3% interest in the Company in 1999, which was financed by a $26 million, twenty-year note borrowed from the Company to establish a contributory investment fund for employees. The ESOP only invests in shares of the Company’s common stock. Shares are held by the ESOP’s trustee and maintained in a suspense account until they are released to employee participants. The yearly release of shares to participants is based on the greater of participant contributions plus a Company match of 30% up to 5% of wages or a minimum based on an amortization schedule. The minimum is based on the ratio of annual debt service to total debt service multiplied by the initial 750,000 shares. As of December 31, 2006 and 2005, the Employee Stock Ownership Plan (“ESOP”) owns 7% of the outstanding capital stock of the Company.

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
Compensation expense is recorded based on the release of shares at market value, which is based on an independent appraisal performed annually. The ESOP released or committed for release approximately 37,000, 33,000 and 32,000 shares in 2006, 2005 and 2004, respectively. This release resulted in compensation expense of $2 million for the years ended December 31, 2006, 2005, and 2004, respectively, reflecting the market value of the shares. The release of shares, based upon the per share price established at the Acquisition, amounted to $1 million for December 31, 2006, 2005 and 2004, respectively, which is reflected as a reduction of deferred ESOP compensation in equity.

On November 1, 2006 Sercotel S.A. de C.V., a subsidiary of América Móvil, S.A. de C.V, offered to purchase the Company’s stock held by the plan. Pursuant to section 14.03 of the plan document each participant or beneficiary may direct the Trustee either, to sell or not to sell the Company’s stock allocated to the participant’s or beneficiary’s account. The Trustee, on behalf of Sercotel S.A. de C.V., sent all ESOP participants and beneficiaries an information statement package disclosing the terms of the offer and voting card. On February 1st 2007, a Joinder Agreement was signed by Verizon, America Móvil and the US Trust, the trust of the employee Stock Ownership Plan, where the Trustee agreed to sell 1,750,000 shares representing all of the shares held in the plan. The buyer represented to the employees its intention to terminate the plan following the closing of the Transaction and the allocation of the proceeds of the sale to the ESOP.

13.	Shareholders’ Equity

Common Stock

Common stock consisted of fifty million authorized no par value shares, of which twenty five million shares were outstanding at December 31, 2006 and 2005.

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

Accumulated Other Comprehensive Loss

The adjustment to accumulated other comprehensive income at adoption represents the net unrecognized actuarial losses, unrecognized prior service costs, and unrecognized transition obligation remaining from the initial adoption of Statement 87, all of which were previously netted against the plan’s funded status in the Company’s statement of financial position pursuant to the provisions of Statement 87. These amounts will be subsequently recognized as net periodic pension cost pursuant to the Company’s historical accounting policy for amortizing such amounts. Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic pension cost in the same periods will be recognized as a component of other comprehensive income. Those amounts will be subsequently recognized as a component of net periodic pension cost on the same basis as the amounts recognized in accumulated other comprehensive income at adoption of Statement 158.

Dividends

To the extent funds are legally, the Company’s shareholders’ agreement requires the payment of dividends equal to at least 50% of consolidated net income to be paid in the following quarter.

Declared and paid dividends for financial reporting purposes were the following:

	2006	2005	2004
	(In thousands)	(In thousands)	(In thousands)
4th Quarter	$10,868	$27,144	$22,990
3rd Quarter	15,559	16,200	26,577
2nd Quarter	84,717	14,875	12,386
1st Quarter	10,812	3,248	—

Total	$121,956	$61,467	$61,953

The senior notes indentures and credit facility agreements do not contain dividend restrictions. The Company declared and paid legal dividends of $125 million, $63 million and $66 million during 2006, 2005 and 2004, respectively. However, these the legal dividends were adjusted for the dividends of the ESOP unallocated shares by $3 million, $2 million and $4 million during 2006, 2005 and 2004, respectively, only for financial reporting purposes.

14.	Income Taxes

The Company and its subsidiaries file separate income tax returns, as consolidated returns are not allowed under the provisions of the 1994 Puerto Rico Internal Revenue Code, as amended (the “Code”).

Provision for income tax is determined by applying the maximum statutory tax rate of 41.5% to pretax income for 2006 and 39% for 2005 and 2004. During the year 2006, 2005 and 2004, the Company recorded an income tax provision of $80 million, $51 million and $68 million, respectively, as set forth below:

	2006	2005	2004
	(In thousands)
Current	$53,365	$7,960	$17,267
Deferred	37,723	42,828	50,495

Total	$91,088	$50,788	$67,762

A reconciliation of the provision to the amount computed by applying the statutory rate for the year ended December 31, 2006, 2005 and 2004 is as follows:

	Year ended December 31,
	2006	2005	2004
	(In thousands)
Provision computed at statutory rate	41.5%	39.0%	39.0%
Effect of income tax provision (benefit) as a result of:
Book income not subject to tax	(0.2)	(0.7)	(0.7)
Additional deduction for tax purposes	(0.2)	(0.4)	(0.5)
Change in valuation allowance	(0.3)	—	—
Difference in tax rates	(11.0)
Other	(2.5)	0.3	0.1

	27.3%	38.2%	37.9%

     The amount of deferred income tax asset as of December 31, 2006 and 2005 is as follows:

	2006	2005
	(In thousands)
Goodwill and intangibles	$33,063	$47,657
Employee benefit liabilities	330,867	227,712
Net loss carry-forward and other	(43,577)	(51,192)

Total	$320,353	$224,177

Management believes that realization of the deferred income tax asset is more likely than not, based on its evaluation of the Company’s anticipated taxable income over the period of years that the temporary differences are expected to become tax deductions.

At December 31, 2006, the Company had a net pre-tax operating loss carry forwards, available to offset future taxable income expiring as follows:

Year	Amount
(In thousands)
2012	$34,298
2013	$19,932

Total	$54,230

During the year ended December 31, 2006, the Company used net operating loss carry forwards of approximately $24.5 million, to offset fully taxable operations. No net operating loss carry forward were used during the years ended December 31, 2005 and 2004.

On August 1, 2005, the Government of Puerto Rico approved Act No. 41 which imposes a transitory additional surtax of 2.5% on taxable income. This transitory additional income tax is in effect for taxable years 2005 and 2006. As of December 31, 2006, the deferred tax assets were valued at 39%, since any increase in the deferred tax assets related to the transitional rate was reversed in 2006.

15.	Related Party Transactions

During the years ended December 31, 2006, 2005 and 2004, the Company had the following significant transactions with affiliated companies:
•	The Company has a contract with Popular Inc. by which the affiliate prints and sends the monthly billings to the Company’s customers. The charges for all of these services amounted to approximately $8 million for 2006, $9 million for 2005 and $10 million for 2004. The affiliate also provides the Company with general banking services, such as lock box and account collection services.

•	As a result of the Acquisition, the Company entered into a five-year Management and Technology License Agreement with Verizon which expired on March 1, 2004. Under this agreement, affiliates of Verizon provided advice and direction related to the administration and operations of the Company, as well as intellectual property or software. Since April 2004, Verizon provides management advice and services, general legal and regulatory advice, as well as a license to use certain technology, under an annual agreement with automatic renewal periods. Fees for these services amounted to $6 million, $7 million and $10 million for the years ended December 31, 2006, 2005 and 2004, respectively.

•	In January 2000, the Company entered into a joint venture agreement with VISI the largest yellow page publishing company in Puerto Rico. On March 31, 2006, the Company completed the sale of its participation in the equity interest in the Puerto Rico directory operation and its right to receive 35% of the revenues from the publication of directory advertising. The Company generated earnings of $3 million during year ended December 31, 2005 and $2 million during years ended 2004, for its approximate 24% share in VISI.

•	The Company also enters into transactions with affiliates for the purchase of materials and supplies used in the construction and expansion of its telecommunications network. Such transactions are subject to conditions similar to transactions with independent third parties. The Company also participates with affiliates of shareholders in sharing the cost of development of computer software programs by third party vendors. The shareholders receive no compensation for arranging the development of such systems. In addition, the Company reimburses shareholders and affiliates for the direct cost of a limited number of employees that work at the Company in management positions.
16.	Fair Value of Financial Instruments

The carrying amounts and fair values of the Company’s financial instruments are as follows:

	December 31		December 31
	2006		2005
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In thousands)
Assets:
Cash and cash equivalents	$179,138	$179,138	$55,086	$55,086
Accounts receivable	194,562	194,562	227,629	227,629
Liabilities:
Other current liabilities	214,811	214,811	172,961	172,961
Short-term debt	—	—	452,042	454,172
Long-term debt, including interest rate swap	574,947	585,113	299,812	308,883

17.	Segment Reporting

The Company has two reportable segments: Wireline and Wireless.

The Wireline segment consists of:
•	Local services, including basic voice, telephone and telecommunications equipment rentals, value-added services, high-speed private line services, Internet access and public phone service;

•	Access services to long distance carriers, competitive local exchange carriers, and cellular and paging operators to originate and terminate calls on our network;

•	Long distance services including direct dial on-island and off-island, operator assisted calls and prepaid calling card;

•	Directory publishing rights services; and

•	Telecommunication equipment sales and billing and collection services to competing long distance operators in Puerto Rico.
The Wireless segment consists of:
•	Cellular service; and

•	Wireless equipment sales.
The accounting policies of the segments are the same as those followed by the Company (see Note 2). The Company accounts for intersegment revenues at market prices.

Segment results for the Company are as follows:

	For the Year Ended December 31,
	2006	2005	2004
	(In thousands)
Wireline:
Revenues—
Local services	$605,310	$615,240	$596,214
Access services	208,954	233,896	271,127
Long distance services	64,945	65,175	65,704
Directory services and other	226,121	79,789	71,059

Total revenues	$1,105,330	$994,100	$1,004,104

Operating income	$277,003	$164,843	$232,703

Wireless:
Revenues—
Cellular services	$282,603	$232,724	$191,027
Equipment sales and other	85,708	56,168	34,705

Total revenues	$368,311	$288,892	$225,732

Operating income (loss)	$68,089	$11,954	$(12,973)

Consolidated:
Revenues for reportable segments	$1,473,641	$1,282,992	$1,229,836
Elimination of intersegment revenues	(29,921)	(30,468)	(15,912)

Consolidated revenues	$1,443,720	$1,252,524	$1,213,924

Operating income	$345,092	$176,797	$219,730

	As of
	December 31,
	2006	2005
Assets
Wireline assets	$2,396,484	$2,331,252
Wireless assets	461,345	422,558

Segment assets	$2,857,829	$2,753,809

Elimination of intersegment assets	(473,718)	(375,850)

Consolidated assets	$2,384,111	$2,377,959

18. Staff Accounting Bulletin No. 108
In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on the considerations of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment.
Traditionally, there have been two widely-recognized methods for quantifying the effects of financial misstatements: the “roll-over” method and the “iron curtain” method. The roll-over method focuses primarily on the impact of a misstatement on the income statement-including the reversing effect of prior year misstatements-but its use can lead to the accumulation of misstatements in the balance sheet. The iron curtain method, on the other hand, focuses primarily on the effect of correcting the prior-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. The Company has historically used the roll-over method for quantifying identified financial statement misstatements.
In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the Company’s financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the iron curtain and the roll-over methods.
The Company adopted SAB 108 as of its fiscal year ended December 31, 2006. SAB 108 allows the use of a one time special transition provision in which adjustments are made to retained earnings as of the first day of the fiscal year of adoption for errors that were not previously deemed material as they were being evaluated under a single method (in the case of the Company, the roll-over method), but are material when evaluated under the dual approach prescribed by SAB 108. The Company has elected to record the effects of applying SAB 108 using the cumulative effect transition method. The following table summarizes the effects (up to December 31, 2005) of applying the guidance in SAB 108 (in thousands):

	Period in which the Misstatement originated (1)			Adjustment
	Cumulative Prior to	Year ended	Year ended	recorded as of
	December 31, 2004	December 31, 2004	December 31, 2005	January 1, 2006
Accounts receivable & Other current liabilities (2)	16,671	301	240	17,212

Impact on net income (3)	$16,671	$301	$240

Retained earnings (4)				$17,212

(1)	Telpri had quantified these errors under the roll-over method and concluded that they were immaterial both individually and in the aggregate to prior financial statements.

(2)	In conjunction with a review of its accounts receivable and deferred revenue balances related to rent billed in advance, the Company detected an error in its estimate of billings for the last 20 days of the month, which led to an overstatement of the accounts receivable as well as an understatement of the deferred revenues. A significant portion of this adjustment related to pre-2002 fiscal years.

(3)	Represents the net overstatement of net income for the indicated periods resulting from this misstatement.

(4)	Represents the net decrease to retained earnings recorded as of January 1, 2006, the first day of Telpri’s 2006 fiscal year, to record the transition provisions of SAB 108 misstatements.
19. Supplemental Cash Flow Information
Cash paid for interest for the year ended December 31, 2006, 2005 and 2004 amounted to approximately $44 million, $50 million, and $47 million, respectively. Cash paid for income taxes during the year ended December 31, 2006 amounted to $33 million. For the years ended December 31, 2005 and 2004, the Company paid income taxes amounting to $6 million in each year.

20. Leases
The Company has operating leases for certain facilities and equipment. Future minimum lease payments under operating leases are as follows:

Operating
(In thousands)
Year ending December 31,

2007	$17,777
2008	17,274
2009	18,491
2010	19,451
2011	19,763
Thereafter	8,856

Present value of minimum lease payments	$101,612

21. Subsequent Event
On March 26, 2007 the Federal Communications Commission granted authorization for transfer of control of Telecomunicaciones de Puerto Rico, Inc. (TELPRI) from Verizon Communications, Inc. to America Movil, S.A. de C.V.

22. Contingencies and Regulatory Matters
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
     On November 4, 2005 Act 138 was approved. This law grants the TRB primary jurisdiction to entertain class action suits related to telecommunication services. On May 9, 2006, the Judge issued a final judgment dismissing the proceeding. The Judge acknowledged that with the enactment of Law 138, the TRB has primary jurisdiction to hear the case. On June 8, 2006 the plaintiffs filed an appeal before the Puerto Rico Court of Appeals.
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
It adopts the principle that once a municipal fee is shown to be a potential barrier to providing service under Section 253(a), the burden of proof shifts to the municipality to show that the fee meets the definition of “fair and reasonable compensation” as specified in Section 253(c) of the Federal law. PRTC has filed or is in the process of filing a corresponding motion to dismiss in all pending cases based on this Opinion. So far, for the following pending cases at the Federal court, to wit, PRT v. Municipality of Caguas, PRTC v Municipality of Ponce and PRTC v. Municipality of Utuado. In all cases, the Court has declared the municipality ordinance null and void based on the Guayanilla Opinion. PRT v. Municipality of Cidra, PRT v. Municipality of Vega Baja and PRT v. Municipality of Cataño are still pending.

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
INTERCONNECTION DISPUTE
     In October 2004, the TRB arbitrated an interconnection contract between WorldNet Telecommunications Inc. (“WorldNet”) and the Company. Among its conclusions, the TRB adopted the arbitrator’s decision to approve a provision that established performance parameters under the contract but rejected the imposition of liquidated damages for failure to meet the performance parameters. Both WorldNet and the Company cross-appealed certain aspects of the TRB’s rulings in the U.S. District Court for the District Court of Puerto Rico pursuant to the Federal Telecommunications Act and moved for summary judgment. In early February 2006, the District Court affirmed in part and reversed in part the disputed TRB rulings and the parties, WorldNet and PRT, appealed to the First Circuit. PRT filed its brief on Appeal on September 15, 2006. The TRB and WorldNet also filed their corresponding briefs. Reply briefs for WorldNet were filed by October 20, 2006 and for PRTC and the TRB by November 20, 2006. In addition, WorldNet has also requested immediate further proceedings before the TRB with respect to the ruling of the District Court. PRTC opposed on the grounds that said petition is premature, improper and unnecessary. The First Circuit held oral argument on January 11, 2007 but has not yet issued a decision.
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
Since PRTC is a member of the NECA Common Line Pool, any SLC under billing has been recovered from the NECA pool. As a result, PRTC, in conjunction with NECA, have been discussing the back-billing issue taking into consideration the NECA Administration Procedures and FCC orders and opinions issued in connection with back-billing controversies. On June 1 2006, PRT started billing the SLC correctly to all its customers. On July 28, 2006 members of NECA and PRTC agreed to jointly approach the FCC during the month of August 2006 to seek a determination of the proper back-billing period and to inform USAC of the situation, as deemed necessary. On September 15 2006, PRTC representatives met with FCC and USAC to discuss PRTC’s petition regarding a six (6) month term for back billing and for the devolution of funds to USAC. On September 27 2006, PRTC submitted a letter expressing the reasoning behind the petition that the FCC should determine that the six (6) month period is reasonable under the specific circumstances. On October 1, 2006, PRTC started back billing customers a six (6) month period from December 2005 until May 2006, inclusive.

23. Quarterly Financial Data
The following table reflects the unaudited quarterly results of the Company for the years ended December 31, 2006, 2005 and 2004.

(In thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2006
Revenues	$497,242	$318,088	$317,203	$311,188
Operating costs and expenses	295,557	272,853	262,886	267,332

Operating income	$201,685	$45,235	$54,317	$43,856

Net income	$169,432	$21,625	$26,964	$22,545

2005
Revenues	$312,343	$295,637	$322,391	$322,153
Operating costs and expenses	265,720	265,688	273,511	270,808

Operating income	$46,623	$29,949	$48,880	$51,345

Net income	$21,988	$10,967	$22,216	$24,217

2004
Revenues	$316,824	$311,738	$300,941	$284,421
Operating costs and expenses	266,466	213,400	251,479	262,849

Operating income	$50,358	$98,338	$49,462	$21,572

Net income	$24,772	$53,155	$23,960	$6,502

Telecomunicaciones de Puerto Rico, Inc.
Schedule I — Condensed Consolidating Information for the Years Ended December 31, 2006, 2005 and 2004:
The following summarizes the condensed consolidating financial information as of December 31, 2006, 2005 and 2004, and for the years then ended, presents the financial position, results of operations and cash flows of (i) the Company as if it accounted for its subsidiaries on the equity method, (ii) the Guarantor Subsidiary (as defined below); and (iii) the Non-Guarantor Subsidiaries (as defined below) on a combined basis. The consolidation entries eliminate investments in subsidiaries and intercompany balances and transactions.

The Notes are guaranteed by PRTC (“the Guarantor Subsidiary”), a wholly owned subsidiary of the Company, but not guaranteed by the Company’s other subsidiaries, Coqui.net, PRTLD, and Datacom (the “Non-Guarantor Subsidiaries”). The guarantee by the guarantor subsidiary is full and unconditional.

Condensed Consolidating Balance Sheets
December 31, 2006
(In thousands)

		Guarantor	Non-Guarantor		Total
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$152,644	$26,494	$—	$179,138
Intercompany accounts receivable	53,391	51,822	68,278	(173,491)	—
Accounts receivable, net	—	193,830	732	—	194,562
Deferred income tax	—	32,534	59	—	32,593
Inventory and supplies, net	—	35,112	1	—	35,113
Prepaid expenses	—	11,523	569	—	12,092

Total current assets	53,391	477,465	96,133	(173,491)	453,498
PROPERTY, PLANT AND EQUIPMENT, net	—	1,262,259	7,021	—	1,269,280
GOODWILL AND OTHER INTANGIBLES, net	—	299,334	24,349	—	323,683
DEFERRED INCOME TAX	—	280,685	7,075		287,760
INVESTMENT IN SUBSIDIARIES	531,568	—	—	(531,568)	—
OTHER ASSETS	575,813	49,887	0	(575,810)	49,890

TOTAL ASSETS	$1,160,772	$2,369,630	$134,578	$(1,280,869)	$2,384,111

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$—	$—	$—	$—	$—
Intercompany accounts payable	28,990	73,974	75,074	(178,038)	—
Other current liabilities	4,120	206,673	4,013	5	214,811

Total current liabilities	33,110	280,647	79,087	(178,033)	214,811
LONG-TERM DEBT, excluding current portion	574,947	574,945	—	(574,945)	574,947
OTHER NON-CURRENT LIABILITIES	—	1,019,710	642	3,678	1,024,030

Total liabilities	608,057	1,875,302	79,729	(749,300)	1,813,788

MINORITY INTEREST	—	—	—	17,608	17,608

SHAREHOLDERS’ EQUITY:
Common stock, Additional paid in capital and Treasury stock	706,495	646,783	41,142	(687,925)	706,495
Deferred ESOP compensation	(24,739)	—	—	—	(24,739)
Retained earnings	330,275	306,861	13,707	(320,568)	330,275
Accumulated other comprehensive loss	(459,316)	(459,316)	—	459,316	(459,316)

Total shareholders’ equity	552,715	494,328	54,849	(549,177)	552,715

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,160,772	$2,369,630	$134,578	$(1,280,869)	$2,384,111

Condensed Consolidating Balance Sheets
December 31, 2005
(In thousands)

			Non-
		Guarantor	Guarantor		Total
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$135	$31,130	$23,821	$—	$55,086
Intercompany accounts receivable	504,484	46,610	54,995	(606,089)	—
Accounts receivable, net	—	227,804	(175)	—	227,629
Deferred income tax	718	17,573	33	—	18,324
Inventory and supplies, net	—	47,430	1	—	47,431
Prepaid expenses	—	19,814	757	—	20,571

Total current assets	505,337	390,361	79,432	(606,089)	369,041
PROPERTY, PLANT AND EQUIPMENT, net	—	1,342,915	8,595	—	1,351,510
GOODWILL AND OTHER INTANGIBLES, net	—	311,819	24,465	—	336,284
DEFERRED INCOME TAX	—	207,038	(33)	(1,152)	205,853
INVESTMENT IN SUBSIDIARIES	720,227	—	—	(720,227)	—
OTHER ASSETS	300,978	115,542	0	(301,249)	115,271

TOTAL ASSETS	$1,526,542	$2,367,675	$112,459	$(1,628,717)	$2,377,959

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$452,000	$452,042	$—	$(452,000)	$452,042
Intercompany accounts payable	32,136	86,430	41,370	(159,936)	—
Other current liabilities	5,745	161,143	5,793	280	172,961

Total current liabilities	489,881	699,615	47,163	(611,656)	625,003
LONG-TERM DEBT, excluding current portion	299,812	299,917	—	(299,917)	299,812
OTHER NON-CURRENT LIABILITIES	—	695,273	1,383	3,084	699,740

Total liabilities	789,693	1,694,805	48,546	(908,489)	1,624,555

MINORITY INTEREST	—	—	—	16,555	16,555

SHAREHOLDERS’ EQUITY:
Common stock, Additional paid in capital and Treasury stock	705,516	645,298	41,143	(686,441)	705,516

Deferred ESOP compensation	(26,042)	—	—	—	(26,042)
Retained earnings	228,877	199,074	22,770	(221,844)	228,877
Accumulated other comprehensive loss	(171,502)	(171,502)	—	171,502	(171,502)

Total shareholders’ equity	736,849	672,870	63,913	(736,783)	736,849

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,526,542	$2,367,675	$112,459	$(1,628,717)	$2,377,959

Condensed Consolidating Statements of Income
For the year ended December 31, 2006
(In thousands)

		Guarantor	Non-Guarantor		Total
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
REVENUES:
Local services	$—	$562,178	$32,228	$(9,559)	$584,847
Access services	—	208,756	—	(3,793)	204,963
Long distance services	—	33,438	31,628	(1,986)	63,080
Cellular services	—	365,608	—	(449)	365,159
Directory and other services	—	254,802	1,827	(30,958)	225,671

Total revenues	—	1,424,782	65,683	(46,745)	1,443,720

OPERATING COSTS AND EXPENSES:
Total operating costs and expenses	1	1,070,611	74,476	(46,460)	1,098,628

OPERATING INCOME (LOSS)	(1)	354,171	(8,793)	(285)	345,092

OTHER INCOME (EXPENSE), NET	239,801	(12,949)	1,737	(242,028)	(13,439)

INCOME (LOSS) BEFORE INCOME TAX EXPENSE	239,800	341,222	(7,056)	(242,313)	331,653

INCOME TAX EXPENSE (BENEFIT)	(766)	94,271	(2,418)	—	91,087

NET INCOME (LOSS)	$240,566	$246,951	$(4,638)	$(242,313)	$240,566

Condensed Consolidating Statements of Income
For the year ended December 31, 2005
(In thousands)

			Non-
		Guarantor	Guarantor		Total
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
REVENUES:
Local services	$—	$573,214	$32,599	$(9,990)	$595,823
Access services	—	234,695	—	(5,498)	229,197
Long distance services	—	28,227	37,187	(2,311)	63,103
Cellular services	—	287,067	—	(1,427)	285,640
Directory and other services and sales	—	88,156	1,603	(10,998)	78,761

Total revenues	—	1,211,359	71,389	(30,224)	1,252,524

OPERATING COSTS AND EXPENSES:
Total operating costs and expenses	—	1,050,204	55,748	(30,225)	1,075,727

OPERATING INCOME	—	161,155	15,641	1	176,797

OTHER INCOME (EXPENSE), NET	79,388	(45,066)	1,377	(82,320)	(46,621)

INCOME BEFORE INCOME TAX EXPENSE	79,388	116,089	17,018	(82,319)	130,176

INCOME TAX EXPENSE	—	44,445	6,343	—	50,788

NET INCOME	$79,388	$71,644	$10,675	$(82,319)	$79,388

Condensed Consolidating Statements of Income
For the year ended December 31, 2004
(In thousands)

		Guarantor	Non-Guarantor		Total
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
REVENUES:
Local services	$—	$564,480	$33,143	$(11,025)	$586,598
Access services	—	275,753	—	(6,779)	268,974
Long distance services	—	27,280	37,246	(332)	64,194
Cellular services	—	223,084	—	—	223,084
Directory and other services and sales	—	86,213	1,125	(16,264)	71,074

Total revenues	—	1,176,810	71,514	(34,400)	1,213,924

OPERATING COSTS AND EXPENSES:
Total operating costs and expenses	(57)	970,746	57,905	(34,400)	994,194

OPERATING INCOME (LOSS)	57	206,064	13,609	0	219,730

OTHER INCOME (EXPENSE), NET	108,043	(41,197)	437	(110,862)	(43,579)

INCOME BEFORE INCOME TAX EXPENSE (BENEFIT)	108,100	164,867	14,046	(110,862)	176,151

INCOME TAX EXPENSE (BENEFIT)	(289)	62,835	5,216	—	67,762

NET INCOME	$108,389	$102,032	$8,830	$(110,862)	$108,389

Condensed Consolidating Statements of Cash Flows
For the year ended December 31, 2006
(In thousands)

		Guarantor	Non-Guarantor	Total
	Parent	Subsidiary	Subsidiaries	Consolidated
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:	$—	$572,669	$(23,893)	$548,774

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, including removal costs	—	(152,331)	(86)	(152,417)
Proceeds from sale of investment	—	—	26,651	26,651

Net cash provided by (used in) investing activities	—	(152,331)	26,565	(125,766)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advance to ESOP		—	—	—
Net repayments of short-term debt, including capital leases	(177,000)		—	(177,000)
Dividends paid	(121,956)	—		(121,956)
Borrowings/(repayment) intercompany loans	298,821	(298,821)	—	—

Net cash used in financing activities	(135)	(298,821)	—	(298,956)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(135)	121,517	2,672	124,052
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	135	31,130	23,821	55,086

CASH AND CASH EQUIVALENTS AT END OF YEAR	$—	$152,645	$26,493	$179,138

Condensed Consolidating Statements of Cash Flows
For the year ended December 31, 2005
(In thousands)

		Guarantor	Non-Guarantor	Total
	Parent	Subsidiary	Subsidiaries	Consolidated
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:	$(2,623)	$236,260	$5,741	$239,378

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, including removal costs	—	(145,043)	(757)	(145,800)
Proceeds from sale of building	—	2,778	—	2,778

Net cash used in investing activities	—	(142,265)	(757)	(143,022)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan to ESOP	(2,000)	—	—	(2,000)
Net repayments of short-term debt, including capital leases	(41,000)	(149)	—	(41,149)
Dividends paid	(61,467)	—	—	(61,467)
Borrowings/(repayment) intercompany loans	107,374	(107,374)	—	—

Net cash used in financing activities	2,907	(107,523)	—	(104,616)

NET CHANGE IN CASH AND CASH EQUIVALENTS	284	(13,528)	4,984	(8,260)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	(149)	44,658	18,837	63,346

CASH AND CASH EQUIVALENTS AT END OF YEAR	$135	$31,130	$23,821	$55,086

Condensed Consolidating Statements of Cash Flows
For the year ended December 31, 2004
(In thousands)

		Guarantor	Non-Guarantor	Total
	Parent	Subsidiary	Subsidiaries	Consolidated
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:	$(2,789)	$282,571	$9,487	$289,269

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, including removal costs	—	(171,690)	52	(171,638)
Proceeds from sale of building	—	5,436	—	5,436
Net salvage on retirements	—	—	—	—

Net cash provided by (used in) investing activities	—	(166,254)	52	(166,202)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contribution	40,000	—	—	40,000
Net repayments of short-term debt, including capital leases	(59,463)	(37)	—	(59,500)
Dividends paid	(61,953)	—	—	(61,953)
Borrowings/(repayment) intercompany loans	84,057	(84,057)	—	—

Net cash provided by (used in) financing activities	2,641	(84,094)	—	(81,453)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(148)	32,223	9,539	41,614
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	(1)	12,434	9,299	21,732

CASH AND CASH EQUIVALENTS AT END OF YEAR	$(149)	$44,657	$18,838	$63,346

Telecomunicaciones de Puerto Rico, Inc.
Schedule II – Valuation and Qualifying Accounts for Years Ended December 31, 2006, 2005 and 2004:

		Additions
	Balance at		Charged	Deductions
	Beginning	Charged to	(Credited) to	From	Balance at
Description	of Year	Income	Other Accounts (b)	Reserves (a)	Close of Year
	(Dollars in Millions)
December 31, 2006

Allowance for uncollectible accounts	$77	$51	$—	$(43)	$85

December 31, 2005

Allowance for uncollectible accounts	$106	$47	$—	$(76)	$77

December 31, 2004

Allowance for uncollectible accounts	$131	$30	$—	$(55)	$106

		Additions
	Balance at		Charged	Deductions
	Beginning	Charged to	(Credited) to	From	Balance at
Description	of Year	Income	Other Accounts (b)	Reserves (a)	Close of Year
	(Dollars in Millions)
December 31, 2006

Allowance for Inventory Obsolescence	$6	$1	$—	$(1)	$6

December 31, 2005

Allowance for Inventory Obsolescence	$6	$1	$—	$(1)	$6

December 31, 2004

Allowance for Inventory Obsolescence	$6	$1	$—	$(1)	$6

NOTES:
(a)	Reserved write-offs.

(b)	Other adjustments and recoveries of amounts written off in prior years.

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
ITEM 9B. OTHER INFORMATION
Not applicable.

PART III
ITEM 10. DIRECTORS EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
BOARD OF DIRECTORS
     As of March 31, 2007, the directors of the Company, all of whom serve until their successors are appointed, are as follows:

NAME	AGE	PRINCIPAL OCCUPATION	NOMINATED BY	DIRECTOR SINCE
Daniel C. Petri	58	Group President-International, Verizon	GTE Holdings (Puerto Rico)	2002

Edward J. McQuaid	51	Vice President and Chief Financial Officer, Verizon International	GTE Holdings (Puerto Rico)	2005

Jeanne M. Dennison	50	Group Vice President International Human Resources and Public Affairs	GTE Holdings (Puerto Rico)	2003

Cristina M. Lambert	58	President and Chief Executive Officer, Telecomunicaciones de Puerto Rico, Inc.	GTE Holdings (Puerto Rico)	2003

John J. Lack	50	Senior VP Verizon International	GTE Holdings (Puerto Rico)	2003

Richard L. Carrión	54	Chairman, President and Chief Executive Officer, Popular, Inc.	Popular, Inc.	1999

Alfredo Salazar	64	Acting President, Government Development Bank for Puerto Rico	PRTA Holdings Corporation	2005

Rafael Martínez Margarida	58	Business Consultant	PRTA Holdings Corporation	2005

Vacant			PRTA Holdings Corporation	2005
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
     Edward J. McQuaid is Vice President and Chief Financial Officer for Verizon International since February 2005. He is responsible for Verizon International’s finance, strategy and business development opportunities. Prior to this appointment, he was Vice President of Finance in Verizon’s Domestic Telecom Finance organization. During 2004 he was responsible for all financial matters for Verizon’s Network Services Group including financial planning, analysis, resource allocation and management and financial reporting. He had similar responsibilities for the Enterprise Solutions Group in 2003 and for the National Operations organization in 2002. Also, he was Vice President of Corporate Financial Planning & Analysis at Verizon Communications. Mr. Ed McQuaid received a Bachelor’s Degree in 1977 and Master’s Degree in 1981 both from Babson College. He received his CMA in 1983.
     Jeanne M. Dennison leads the Human Resources and Public Affairs function for Verizon International. In this capacity, Ms. Dennison is responsible for providing value-added strategies and solutions in support of Verizon International’s objectives. Ms. Dennison’s career spans over 20 years focusing on international human resources practices. In addition, she is responsible for International’s communication and philanthropic activities. She holds a master’s degree in business administration from the University of Connecticut and a bachelor’s degree in communications from Albertus Magnus College in New Haven, Connecticut where she serves on the Board of Trustees.
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
     Richard L. Carrión has been Chairman, President and Chief Executive Officer of Popular, Inc., since 1990 and has been a director since 1982. He chairs the Committee for the Economic Development of Puerto Rico and actively participates in other business boards and civic organizations, including Banco Popular Foundation, Verizon, Telecomunicaciones de Puerto Rico, Inc. and Wyeth. A member of the International Olympic Committee since 1990, Mr. Carrión is Chairman of its Finance Commission and a member of the Marketing Commission and the TV & Internet Rights Commission. He earned a bachelor’s degree from The Wharton School of Finance and Commerce at the University of Pennsylvania and a master’s degree in Management Information Systems from the Massachusetts Institute of Technology.
     Mr. Alfredo Salazar was appointed member of the Board of Directors of the Government Development Bank for Puerto Rico (“GDB”) by Governor Anibal Acevedo-Vilá on February 4, 2005 and elected Chairman of the Board in March 2005. Since August 20, 2005 he has also occupied the position of Acting President of the GDB, an institution he presided from 1975 to 1976. Mr. Salazar has devoted most of his professional life to commercial banking. He began working with Banco Popular de Puerto Rico and then moved on to Chase Manhattan Bank (today JP Morgan Chase), where he occupied several positions including Head of Operations in Puerto Rico, Argentina and Brazil. In 1989 he was appointed President of Banco de Ponce, just before it merged into Banco Popular. From 1993 to 1998, Mr. Salazar was based in New York as head of operations for PaineWebber (today USB Financial Services) in Latin America. He then returned to Puerto Rico as President of Palmas del Mar Properties, Inc., the development company of the renowned residential and tourist complex in Humacao. Mr. Salazar has a degree in economy from the University of Villanova. He also did post-graduate coursework in finance at New York University and the Harvard Business School.
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

EXECUTIVE OFFICERS
     The executive officers of the Company as of March 31, 2007, are as follows:

NAME	AGE	TITLE
Cristina M. Lambert	58	President and Chief Executive Officer

Aldo Figueroa	51	Vice President Operations and Chief Operations Officer

Héctor Houssay	54	Vice President Finance and Chief Financial Officer

Adail Ortiz	49	Vice President Revenue Assurance and Billing

Luis G Garcia Padilla	46	Vice President Sales

Mariano Doble	36	Vice President Marketing and Chief Marketing Officer

Roberto García Rodriguez	43	Vice President Legal and Regulatory Affairs

Benito Fernández	60	Vice President Human Resources

Ileana Molina	51	Vice President Corporate Communications

Roberto A. Correa	49	Vice President Wholesales Services

Jorge Samalot	47	Vice President Information Technology Solutions

Manny Hernández	51	Vice President Network Services, Engineering and Technical Planning

Hector Rosario	54	Vice President Network Operations

Angel O Vega Santiago	34	Controller

María E. De La Cruz	38	Treasurer
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
     Adail Ortiz was appointed as Vice President Revenue Assurance and Billing in August 2005. Prior to assuming his current role, Mr. Ortiz was Vice President of Finance and Chief Financial Officer of the Company since September 2003. Since joining PRTC over 24 years ago, Mr. Ortiz has held a variety of positions of increasing responsibility in the Finance organization. His roles have included Comptroller, Corporate Accounting Manager, Billing and Collections Director, Senior Director of Revenue Accounting and Assistant Comptroller. Prior to joining PRTC, Mr. Ortiz worked for Price Waterhouse & Co. and was a Professor of Accounting at the Interamerican University. He is a Certified Public Accountant, and holds a bachelor’s degree in Accounting from the University of Puerto Rico.
     Luis (Gery) Garcia Padilla was appointed Vice President of Sales in June 2006. Prior to assuming his position, Mr. Garcia was Enterprise Sales Director since September 2005. Mr. Garcia held a variety of positions in the Company. His roles have included Sales Director of Verizon Wireless since August 2004, Enterprise Sales Associate Director since February 2002, Wireline Marketing Manager since January 2001 and Account Executive since 1990. He holds a bachelor’s degree in Sociology from University of Puerto Rico.

     Mariano J. Doble was appointed Vice President Marketing and Customer Services in October 2006. He joined PRTC in July 2006 as Director of Enterprise Sales and Services of the Company. Prior to joining PRTC, Mr. Doble was the General Manager for Verizon International Teleservices in Jamaica. Mr. Doble spent two years with Verizon Dominicana, now Codetel, as Director of Corporate Sales. Mr Doble’s previous experiences include executive positions in sales, marketing and general management within the tourism industry. He holds a bachelor’s degree in Hospitality Management from St Thomas University in Miami, Fl.
     Roberto García Rodríguez was appointed Vice President Legal Affairs on September 7, 2004. Prior to joining the Company, Mr. García served as legal counsel for Mountain Union Telecom of Puerto Rico, Inc. Previously, Mr. García was an associate at the law firm Pietrantoni, Méndez & Alvarez. Mr. García holds a bachelor’s degree from Harvard University, a MBA from Stanford University and a Juris Doctorate also from Stanford University in California.
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
     Ileana Molina joined PRTC in August 1999 Vice President Corporate Communications. She came to PRTC following a career in marketing with Procter & Gamble (Puerto Rico), Johnson & Johnson (Dominican Republic), R.J. Reynolds (Mexico, Puerto Rico, and Dominican Republic) and Pepsico Foods (Puerto Rico). Prior to joining PRTC, she was Senior Vice President – Marketing at Suiza Foods Caribbean. Ms. Molina is a graduate of the Boston College School of Management.
     Roberto A. Correa was appointed Vice President Wholesales Services in November 2006. He previously held the positions of Vice President and General Manager Coqui.net since December 2004, Vice President of Regulatory Affairs and Vice President Engineering and Technical Planning since February 2000. During his 25 years in the company, Mr. Correa has occupied various managerial positions such as Director of Network Planning and Network Engineering, Director of Sales for Mobile Services and others. He holds a bachelor’s degree in Electrical Engineering from the University of Puerto Rico and a master’s degree in Electrical Engineering from Georgia Institute of Technology in Atlanta, Georgia.
     Jorge Samalot was appointed Vice President Information Technology on October 2003. He has been working with the Company for over 27 years. Mr. Samalot has held various positions of increased responsibilities within the Information Technology Department. Prior to his current position, he was the Director of Business Support in the IT organization, where he was responsible for the implementation of critical applications including the local number portability project.
     Manuel E. Hernández was appointed Vice President Network Services, Engineering and Technical Planning in January 2005. During the last 28 years Mr. Hernández has contributed to PRTC’s network development in a variety of roles including Director of Data Engineering and Private Networks, Director of Operations, and Telephone Network Planning Director. He holds a bachelor’s degree in Electrical Engineering from the University of Puerto Rico, Mayaguez Campus.
     Hector Rosario was appointed Vice President Network Operations on January 2005. Mr. Rosario was previously the Director of Network Configuration & Special Services Engineering and Director of Technology Planning. His telecommunications career began in 1975 in the Puerto Rico Communications Authority. Before joining Puerto Rico Telephone, he held various management positions as Network Operations Consultant and Senior Manager, Network and Technology Planning with GTE-Overseas Corporations at CODETEL in Santo Domingo, Dominican Republic. He holds a bachelor’s degree in Sciences in Electrical Engineering from the University of Puerto Rico-Mayaguez Campus and a master’s degree in Business Administration from University of Phoenix, Guaynabo.
     Angel O. Vega-Santiago was appointed Controller and Chief Accounting Officer (“CAO”) of the Company on November 21, 2006. Mr. Vega joined the company in 2000 and is an Attorney and a Certified Public Accountant. Prior to his appointment as Controller and CAO, Mr. Vega served the company as Logistics Director, Assistant Controller of Corporate Accounting, General Accounting Manager and Tax Manager of the Company. Prior to joining the company he worked at two “Big Four” accounting firms. He holds a Bachelors Degree in Accounting and a Juris Doctorate from the University of Puerto Rico.
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

ITEM 11. EXCUTIVE COMPENSATION
Compensation Discussion and Analysis
The Company’s named executive officers and their titles during 2006 were Cristina Lambert (Chief Executive Officer), Héctor Houssay (Vice President and Chief Financial Officer), Aldo Figueroa (Chief Operating Officer), Benito Fernández (Vice President Human Resources), and Ileana Molina (Vice President Corporate Communications).
Mrs. Cristina Lambert, Mr. Héctor Houssay, Mr. Aldo Figueroa and Mr. Benito Fernández are employees of Verizon and are compensated directly by Verizon rather than by the Company. All decisions as to the compensation of these executive officers are made by Verizon. Therefore, the Company does not have any policies or programs relating to compensation of these executive officers and does not make any decisions relating to such compensation. A full discussion of the policies and programs of Verizon is set forth in the proxy statement for Verizon’s 2007 annual meeting of shareholders which is available on the SEC’s web site at http://www.sec.gov and on Verizon’s website at http://www.verizon.com/investor. Verizon charges the Company, pursuant to a reimbursement agreement the monthly salaries, benefits and associated out-of-pocket expenses relating to these executive officers, as further discussed in Part III. Item 13 “Certain Relationships and Related Transactions, and Director Independence”.
Mrs. Ileana Molina is an employee of the Company and her compensation and benefits are determined by the Company’s Human Resources Committee.
Company Compensation Objectives
The Company’s objective is to maintain a program of executive compensation that is competitive and motivating to the degree that it will attract, retain and inspire performance of executive officers who possess qualities, talents and abilities that will enhance the growth and profitability of the Company. The Company believes that its compensation program must include a base salary, an executive incentive program (EIP) and certain perquisites and other benefits. Our Board of Directors has organized a Human Resources Committee to establish the Company’s program of compensation, among other functions.
Components of Compensation for 2006
For Mrs. Molina, the named executive officer that is not a Verizon employee, the components of her compensation are as follows:
Base salary: The base salary payable to Mrs. Molina is intended to provide a fixed component of compensation reflecting her skill set, experience, role and responsibilities. Her base salary is set by our Chief Executive Officer (“CEO”) and the Human Resources Department in accordance with the practices for management employees generally. In determining her base salary for any particular year, the Committee considers, among other factors, individual performance for the prior year.
Executive Incentive Plan: The annual Executive Incentive Plan (“EIP”) is intended to compensate executives for achieving our annual corporate financial goals and for achieving measurable individual annual performance objectives. Our EIP provides for a cash bonus, dependent upon the Company’s obtaining specified financial, customer satisfaction and compliance targets, calculated as a percentage of the executive’s base salary. The Company is not required to maintain a bonus program, but if it chooses to do so, it extends the participation to certain employees, including Mrs. Molina and other management employees.
The EIP target for the named executive officers and other senior management employees at the Vice President level of the Company is 19% of his or her base salary.
Perquisites and Other Benefits
Mrs. Molina is eligible to receive the same benefits, including life and health benefits that are available to all management employees of the Company. We also provide certain additional perquisites to Mrs. Molina and other senior managers including car allowances and an annual bonus of 8% of the executive’s base salary paid during the month of December of each year, also known as a “Christmas Bonus”. We believe that it is necessary to provide such perquisites given the competitive market for talent, and such perquisites serve to allow our named executives and senior managers to better focus on the business of the Company.

Compensation Committee Report
The Human Resources Committee of the Company has reviewed and discussed the Compensation Discussion and Analysis with management and, based on such review and discussions, the Human Resources Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Mr. Daniel C. Petri
Mrs. Cristina Lambert
Mr. Richard Carrión
SUMMARY COMPENSATION TABLE
The following table sets forth compensation for the period indicated for the Company’s chief executive officer and its four most highly compensated executive officers (the “Named Executive Officers”):
Compensation Tables
2006 Summary Compensation Table

							Nonqualifed
						Non-Stock	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
Name and		Salary	Bonus	Awards[1]	Awards	Compensation	Earnings($)[2]	Compensation[3]	Total
Principal Position	Year	($000s)	($000s)	($000s)	($000s)	($000s)	($000s)	($000s)	($000s)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Cristina Lambert	2006	300.0	0.0	953.4	0.0	246.0	69.8	73.9	1,643.0
President & Chief Executive Officer

Hector Houssay	2006	220.0	0.0	199.0	0.0	160.0	19.0	42.1	640.2
VP- Finance & Chief Financial Officer

Benito Fernandez	2006	213.1	0.0	266.7	0.0	139.8	34.4	62.6	716.6
VP — Human Resources

Aldo Figueroa	2006	230.0	0.0	147.3	0.0	138.0	29.9	27.7	572.9
VP & Chief Operations Officer

Ileana Molina	2006	189.6	17.0	0.0	0.0	29.9	0.0	0.0	236.5
VP-Corporate Communications

[1]	The data included in this column reflects the dollar value of the performance stock units and/or restricted stock units based on the average price of Verizon’s common stock on the grant date, February 1, 2006. The Committee will determine the actual payment of the performance stock units based on Verizon’s Total Shareholder Return (TSR) relative to the TSR of the companies that make up the S&P 500 Index and to the TSR of Verizon’s Industry Peers, which consists of companies within the telecommunications, broadband, wireless and cable industries. On each dividend payment date, a number of restricted stock units are credited to the participant’s account. The number of restricted stock units is determined by dividing the dividend that would have been paid on the shares represented by the stock units in the participant’s account by the average price of the Company’s common stock on the New York Stock Exchange Composite Transaction Tape on the dividend payment date. Based on the closing price of Verizon’s Common Stock on December 29, 2006, the aggregate unit amounts and dollar value held by each named executive officer are shown below:
Verizon charges the Company, pursuant to a reimbursement agreement the monthly salaries, benefits and associated out-of-pocket expenses relating to Mrs. Lambert, Mr. Houssay, Mr. Benito Fernández and Mr. Figueroa, as further discussed in Part III. Item 13 “Certain Relationships and Related Transactions, and Director Independence”.

	PSUs	RSUs	Aggregate Value
Name	(#)	(#)	($)

Ms. Lambert	13,794	9,192	856,016
Mr. Houssay	6,741	7,680	537,056
Mr. Fernandez	6,537	4,354	405,586
Mr. Figueroa	7,053	4,698	437,617
Ms. Molina	—	—	—

[2]	The data included in this column reflects the incremental increase in pension value for each named executive officer pursuant to FASB 87 (based upon the executive’s earliest unreduced retirement age). Verizon does not provide preferential earnings under any nonqualified deferral plans.

[3]	For 2006, the column “All Other Annual Compensation” includes: incremental costs of the financial planning allowances benefit, Company contributions to the qualified savings plans, the non-qualified Executive Deferral Plan, and the Executive Life Insurance Plan.

	Financial
	Planning	Qualified	Nonqualifed	Life Insurance
	Allowances	Savings Plan	Deferral Plan	Bonus Plan
Name	($)	($)	($)	($)

Ms. Lambert	$7,750	$12,097	$14,571	$39,432
Mr. Fernandez	$8,460	$12,100	$4,913	$16,652
Mr. Houssay	$3,020	$11,721	$6,533	$41,320
Mr. Figueroa	$—	$12,096	$—	$15,591
Ms. Molina	$—	$—	$—	$—
Plan Based Awards
The following table provides information as to the grants of plan-based awards to each named executive officer during 2006. The table identifies the threshold (or minimum amount payable other than zero), target payable if specified performance goals are achieved, and maximum values of the 2006 Non-Equity Incentive Plan Awards made under the Verizon Short-Term Incentive Plan for each of the named executive officers. The table also sets forth the estimated future payouts at threshold, target and maximum number of units of the Equity Incentive Plan Awards, also known as PSUs. Restricted Stock Units, also known as RSUs, are included in the All Other Stock Awards column and together with PSUs make up the named executive officer’s 2006 grant under Verizon’s Long-Term Incentive Plan. The Grant Date Fair Value of Stock and Option Awards column reflects the dollar value of the PSUs and RSUs based on the average price of Verizon’s common stock on the grant date, which was February 1, 2006 for the named executive officers. Payment of the PSUs will be determined based on Verizon’s Total Shareholder Return (TSR) relative to the TSR of the companies that make up the S&P 500 Index and to the TSR of Verizon’s Industry Peers.
2006 Grants of Plan-Based Awards

									All Other
								All Other	Option Awards:	Exercise
		Estimated Future Payouts			Estimated Future Payouts			Stock Awards:	Number of	or Base	Grant Date
		Under Non-Equity Incentive			Under Equity Incentive			Number of	Securities	Price of	Fair Value
		Plan Awards[1]			Plan Awards[2]			Shares of	Underlying	Option	of Stock and
	Grant	Threshold	Target	Maximum	Threshold	Target	Maximum	Stock or Units[3]	Options	Awards	Option Awards
Name	Date	($)	($)	($)	(#)	(#)	(#)	(#)	(#)	($/Sh)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)

Ms. Lambert	2/1/2006	0	225,000	300,000	5,169	15,204	30,408	8,550	0	0	675,180
Mr. Houssay	2/1/2006	0	132,000	176,000	2,526	7,430	14,860	7,180	0	0	424,751
Mr. Fernandez	2/1/2006	0	127,860	170,480	2,450	7,205	14,410	4,050	0	0	319,905
Mr. Figueroa	2/1/2006	0	138,000	184,000	2,643	7,774	15,548	4,370	0	0	345,169
Ms. Molina		0	0	0	0	0	0	0	0	0	0

[1]	As reflected in the table above, if pre-established goals under the annual incentive plan are achieved, a payment of 150% of the individual executive’s target award value or 75% of their maximum value will be made. This results in a payout of 75% of base salary for Ms. Lambert, 60% of base salary for Messrs. Houssay, Fernandez and Figueroa.

[2]	The equity-based plan awards that were granted as part of the 2006 Long-Term Incentive Award for each of the named executive officers may also accrue quarterly dividends that will be reinvested into the participant’s account as additional units. For purposes of estimating accrued dividends at threshold, target and maximum payouts for equity incentive plan awards, the table assumes a quarterly dividend of 40.5 cents per outstanding share, the same quarterly dividend per outstanding share that was paid to shareholders during 2006.

[3]	The number of stock units that were granted as part of the 2006 Long-Term Incentive Award for each of the named executive officers may also accrue quarterly dividends that will be reinvested into the participant’s account as additional units. In 2006, the quarterly dividend was 40.5 cents per outstanding share, the same quarterly dividend per outstanding share paid to shareholders during 2006.

Outstanding Equity Awards at Fiscal Year-End
The following table sets forth, in columns (b) through (f) the number of unexercised options held by each named executive officer at year-end, the exercise price and expiration date of each award. The table also shows, in columns (g) through (j), the value of the unvested RSUs and PSUs held by such officers at year-end. The value of these awards was calculated by using a share price of $37.24, the closing price of Verizon’s common stock on December 29, 2006. The ultimate payout amount of the unvested PSUs will be based on the satisfaction of the applicable performance goals.
2006 Outstanding Equity Awards at Fiscal Year-End Table

Option Awards						Stock Awards
									Equity
								Equity	Incentive
			Equity Incentive					Incentive	Plan Awards:
			Plan Awards:				Market	Plan Awards:	Market or
	Number of	Number of	Number of				Value of	Number of	Payout Value
	Securities	Securities	Securities			Number of	Shares or	Unearned	of Unearned
	Underlying	Underlying	Underlying			Shares or	Units of	Shares, Units	Shares, Units
	Unexercised	Unexercised	Unexercised	Option		Units of Stock	Stock That	or Other Rights	or Other Rights
	Options	Options[1]	Unearned	Exercise	Option	That Have	Have Not	That Have Not	That Have Not
	(#)	(#)	Options	Price	Expiration	Not Vested[1]	Vested	Vested[1]	Vested
Name	Exercisable	Unexercisable	(#)	($)	Date	(#)	($)	(#)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Ms. Lambert	3,156	0	0	38.52	2/16/2007	17,455	650,042	35,181	1,310,124
	9,470	0	0	43.07	2/17/2008	0	0	0	0
	9,743	0	0	51.51	2/15/2009	0	0	0	0
	3,008	0	0	58.14	6/29/2009	0	0	0	0
	12,753	0	0	53.97	2/9/2010	0	0	0	0
	6,727	0	0	41.88	6/30/2010	0	0	0	0
	14,800	0	0	54.32	1/10/2011	0	0	0	0
	21,942	0	0	47.03	1/23/2012	0	0	0	0
	12,213	0	0	37.24	2/2/2013	0	0	0	0
	1,656	0	0	33.92	2/2/2013	0	0	0	0
	14,490	7245	0	35.51	2/3/2014	0	0	0	0

Mr. Houssay	5,444	0	0	52.49	1/10/2011	11,794	439,202	14,380	535,526
	13,041	0	0	47.03	1/23/2022	0	0	0	0
	10,246	0	0	37.24	2/2/2013	0	0	0	0
	5,174	2,588	0	35.51	2/3/2014	0	0	0	0

Mr. Fernandez	8,176	0	0	52.05	1/10/2011	10,712	398,930	16,950	631,211
	13,972	0	0	47.03	1/23/2012	0	0	0	0
	10,867	0	0	37.24	2/2/2013	0	0	0	0
	7,106	3,554	0	35.51	2/3/2014	0	0	0	0

Mr. Figueroa	0	0	0	0.00	N/A	5,373	200,109	8,055	299,958

Ms. Molina	378	0	0	54.46	9/1/2009	0	0	3,232	120,370
	11,684	0	0	53.97	2/9/2010	0	0	0	0
	1,345	0	0	41.88	6/30/2010	0	0	0	0
	11,385	0	0	54.32	1/10/2011	0	0	0	0
	13,041	0	0	47.03	1/23/2012	0	0	0	0
	11,281	0	0	37.24	2/2/2013	0	0	0	0
	7,762	2588	0	35.51	2/3/2014	0	0	0	0
Value Realized from Stock Options and Stock Appreciation Awards
The following table sets forth the number of options exercised and the value each named executive officer realized during 2006 and the vesting of prior stock awards for each of the named executive officers during 2006. The table also sets forth the number of PSUs that were paid in 2006. These awards were granted in connection with the 2003-2005 performance cycle under the Long-Term Incentive Plan. In order to determine the value realized from these PSUs, the Committee compared Verizon’s relative TSR position to the S&P 500 Index companies and Verizon’s Industry Peers, over the three-year performance period. The potential maximum value that Ms. Lambert, Mr. Houssay, Mr. Fernandez were eligible to receive was $272,182, $120,342, $165,041 respectively. For this performance cycle, the PSU awards were paid at 41% of their maximum value.

Option Exercises and Stock Vested Table

	Option Awards		Stock Awards
	Number of Shares		Number of Shares
	Acquired on	Value Realized	Acquired on	Value Realized
	Exercise	on Exercise	Vesting	on Vesting
Name	(#)	($)	(#)	($)
(a)	(b)	(c)	(d)	(e)

Ms. Lambert	0	0	3,705	111,594
Mr. Houssay	0	0	1,638	49,340
Mr. Fernandez	0	0	2,247	67,667
Mr. Figueroa	0	0	0	0
Ms. Molina	0	0	1,638	49,340
Retirement Plans
The following table illustrates the actuarial present value as of December 31, 2006 of benefits accumulated by the named executive officers under the Verizon Pension Plan for Management Employees and the Verizon Excess Pension Plan using the methodology required by the SEC pursuant to the Financial Accounting Standards Board (FASB) Statement 87 at the earliest unreduced retirement age under the plan.
Pension Benefits

				Payment
		Number of	Present	During
		of years	Value of	Last
		Credited	Accumulated	Fiscal
		Service	Benefit	Year
Name	Plan Name	(#)	($)	($)
(a)	(b)	(c)	(d)	(e)

Ms. Lambert	Verizon Management Pension Plan	32	1,287,608	0
	Verizon Excess Pension Plan	2	54,488	0
Mr. Houssay	Verizon Management Pension Plan	10	172,960	0
	Verizon Excess Pension Plan	2	32,891	0
Mr. Fernandez	Verizon Management Pension Plan	5	84,260	0
	Verizon Excess Pension Plan	2	17,931	0
Mr. Figueroa	Verizon Management Pension Plan	1	29,074	0
	Verizon Excess Pension Plan	1	2,681	0
Ms. Molina	Verizon Management Pension Plan	0	0	0
	Verizon Excess Pension Plan	0	0	0
The following table shows the 2006 account activity for each named executive officer and includes each executive’s contributions, company contributions, earnings and the aggregate balance of his or her total deferral account as of December 31, 2006. The aggregate balance includes the total personal contributions made (and not withdrawn) by each executive and the contributions made by the Company and predecessor companies over the career of each executive.
Mrs. Ileana. Molina is eligible to participate in the Company’s pension plan.
COMPANY’S PENSION PLAN
The following table illustrates the estimated annual benefits payable under the Company’s defined benefit pension plan. The table assumes normal retirement age 65 and is calculated on a single life annuity basis, based upon final average earnings (integrated with social security as described below) and years of service:

PENSION PLAN TABLE

FINAL AVERAGE	YEARS OF SERVICE
SALARY	15	20	25	30
$100,000	$24,873	$37,739	$47,174	$54,109
125,000	32,373	47,739	59,674	68,484
150,000	39,874	57,739	72,174	82,859
175,000	47,373	67,739	84,674	97,234
200,000	54,873	77,739	97,174	111,609
     The retirement plan for salaried employees is a noncontributory pension plan for the benefit of all our employees who are not covered by the collective bargaining agreements, unless the agreement provides for coverage under the retirement plan for salaried employees. It provides a benefit based on a participant’s years of service and earnings. Our pension benefits and contributions to the retirement plan for salaried employees are related to basic salary , exclusive of overtime, differentials, incentive compensation, bonuses and other similar types of payments. Under the retirement plan for salaried employees, participants are entitled to annual pension benefits at normal retirement age (65) equal to the sum of: (A) Two percent (2%) of his Average Earnings multiplied by his Years of Service up to a maximum of twenty-five (25); plus (B) one and one-half percent (1.5%) of his Average Earnings multiplied by his Years of Service in excess of twenty-five (25) up to a maximum of fifteen (15); minus (C) the Covered Compensation Offset Factor multiplied by the product of his Average Offset Compensation not in excess of Covered Compensation and his Years of Service not in excess of thirty-five (35).
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
2006 Nonqualified Deferred Compensation

				Aggregate
	Executive	Company	Aggregate	Withdrawals/	Aggregate
	Contributions	Contributions	Earnings in	Distributions	Balance at
	in Last FY	in Last FY	Last FY	in Last FY	Last FYE
Name	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)

Ms. Lambert	386,262	14,571	209,043	0	3,307,931
Mr. Houssay	98,250	4,913	28,618	0	223,045
Mr. Fernandez	7,840	6,533	21,078	0	232,881
Mr. Figueroa	0	0	0	0	0
Ms. Molina	0	0	0	0	0
Severance and Change in Control Benefits
The following tables set forth the specific potential payments that would be made to the four named executive officer that are employees of Verizon, upon termination or a Change in Control.

Cristina Lambert

					Change in
Executive Benefits and		Involuntary	Involuntary		Control
Payments		Termination	Termination	Change in	Without
Upon Termination	Retirement	Without Cause	For Cause	Control	Termination	Death	Disability
Compensation:
Base Salary	$0	$0	$0	NA	NA	$0	$0
Short-term Incentive	$150,000	$150,000	$0	NA	NA	$150,000	$150,000
Long-term Incentives[1] Performance Stock Units
2005 PSU Grant	$318,195	$318,195	$0	NA	NA	$318,195	$318,195
2006 PSU Grant	$431,499	$431,499	$0	NA	NA	$431,499	$431,499
Restricted Stock Units
2005 RSU Grant	$307,715	$307,715	$0	NA	NA	$307,715	$307,715
2006 RSU Grant	$342,327	$342,327	$0	NA	NA	$342,327	$342,327
Separation Pay[2]	$0	$450,000	$0	NA	NA	$0	$0
Benefits and Perquisites:
Disability Benefits[3]	$0	$0	$0	NA	NA	$0	$1,677,244
Executive Life Insurance[4]	$72,983	$72,983	$0	NA	NA	$2,250,000	$72,983
Financial Planning[5]	$7,750	$7,750	$0	NA	NA	$0	$0
Outplacement Services[6]	$0	$7,850	$0	NA	NA	$0	$0
Tax Gross-up on Perquisites	NA	NA	NA	NA	NA	NA	NA
280G Tax Gross-up	NA	NA	NA	NA	NA	NA	NA

[1]	The estimated 2005 and 2006 performance stock unit (“PSU”) and restricted stock unit (“RSU”) grant amounts were calculated using $37.24 as the price per share, which was the closing price of Verizon’s stock on December 29, 2006. In addition to the closing price, the PSU award values were calculated utilizing year to date projections of TSR attainment. As of December 29, 2006 the performance attainment for the 2005 and 2006 award cycles were 34.5% and 42%, respectively, of their maximum award value.

[2]	Represents the value of separation benefits payable under the terms and conditions of the Company’s separation policy.

[3]	The assumptions used to calculate the benefit values include a discount rate of 6% and mortality and recovery based on 1987 Commissioners Group Disability Table (1987 CGDT) adjusted by .70. The qualified portion of the benefit is estimated at $480,443 and the nonqualified portion of the benefit is estimated at $1,196,801. The qualified portion of the benefit is employee paid.

[4]	The Executive Life Insurance values represent the bonus amount that would be payable to Ms. Lambert under the Executive Life Insurance program through age 65. In the event of her death, Ms. Lambert’s beneficiaries will be eligible to receive a death benefit of $2,250,000.

[5]	Represents the value of the financial planning allowance provided by the Company.

[6]	Represents the value of outplacement services provided by the Company.

Hector Houssay

					Change in
Executive Benefits and		Involuntary	Involuntary		Control
Payments		Termination	Termination	Change in	Without
Upon Termination	Retirement	Without Cause	For Cause	Control	Termination	Death	Disability
Compensation:
Base Salary	NA	$0	$0	NA	NA	$0	$0
Short-term Incentive	NA	$88,000	$0	NA	NA	$88,000	$88,000
Long-term Incentives[1]
Performance Stock Units
2005 PSU Grant	NA	$113,241	$0	NA	NA	$113,241	$113,241
2006 PSU Grant	NA	$210,873	$0	NA	NA	$210,873	$210,873
Restricted Stock Units
2005 RSU Grant	NA	$109,415	$0	NA	NA	$109,415	$109,415
2006 RSU Grant	NA	$123,151	$0	NA	NA	$123,151	$123,151
Separation Pay[2]	NA	$231,000	$0	NA	NA	$0	$0
Benefits and Perquisites:
Disability Benefits[3]	NA	$0	$0	NA	NA	$0	$1,844,706
Executive Life Insurance[4]	NA	$12,750	$0	NA	NA	$1,540,000	$100,751
Financial Planning[5]	NA	$7,500	$0	NA	NA	$0	$0
Outplacement Services[6]	NA	$7,850	$0	NA	NA	$0	$0
Tax Gross-up on Perquisites	NA	NA	NA	NA	NA	NA	NA
280G Tax Gross-up	NA	NA	NA	NA	NA	NA	NA

[1]	The estimated 2005 and 2006 performance stock unit (“PSU”) and restricted stock unit (“RSU”) grant amounts were calculated using $37.24 as the price per share, which was the closing price of Verizon’s stock on December 29, 2006. In addition to the closing price, the PSU award values were calculated utilizing year to date projections of TSR attainment. As of December 29, 2006 the performance attainment for the 2005 and 2006 award cycles were 34.5% and 42%, respectively, of their maximum award value.

[2]	Represents the value of separation benefits payable under the terms and conditions of the Company’s separation policy.

[3]	The assumptions used to calculate the benefit values include a discount rate of 6% and mortality and recovery based on 1987 Commissioners Group Disability Table (1987 CGDT) adjusted by .70. The qualified portion of the benefit is estimated at $586,691 and the nonqualified portion of the benefit is estimated at $1,258,014. The qualified portion of the benefit is employee paid.

[4]	The Executive Life Insurance values represent the bonus amount that would be payable to Mr. Houssay under the Executive Life Insurance program through age 65. In the event of his death, Mr. Houssay beneficiaries will be eligible to receive a death benefit of $1,540,000.

[5]	Represents the value of the financial planning allowance provided by the Company.

[6]	Represents the value of outplacement services provided by the Company.

Benito Fernandez

					Change in
Executive Benefits and		Involuntary	Involuntary		Control
Payments		Termination	Termination	Change in	Without
Upon Termination	Retirement	Without Cause	For Cause	Control	Termination	Death	Disability
Compensation:
Base Salary	NA	$0	$0	NA	NA	$0	$0
Short-term Incentive	NA	$85,240	$0	NA	NA	$85,240	$85,240
Long-term Incentives[1]
Performance Stock Units
2005 PSU Grant	NA	$154,311	$0	NA	NA	$154,311	$154,311
2006 PSU Grant	NA	$204,483	$0	NA	NA	$204,483	$204,483
Restricted Stock Units
2005 RSU Grant	NA	$149,234	$0	NA	NA	$149,234	$149,234
2006 RSU Grant	NA	$162,154	$0	NA	NA	$162,154	$162,154
Separation Pay[2]	NA	$223,755	$0	NA	NA	$0	$0
Benefits and Perquisites:
Disability Benefits[3]	NA	$0	$0	NA	NA	$0	$1,143,345
Executive Life Insurance[4]	NA	$5,798	$0	NA	NA	$1,495,000	$5,798
Financial Planning[5]	NA	$7,250	$0	NA	NA	$0	$0
Outplacement Services[7]	NA	$7,850	$0	NA	NA	$0	$0
Tax Gross-up on Perquisites	NA	NA	NA	NA	NA	NA	NA
280G Tax Gross-up	NA	NA	NA	NA	NA	NA	NA

[1]	The estimated 2005 and 2006 performance stock unit (“PSU”) and restricted stock unit (“RSU”) grant amounts were calculated using $37.24 as the price per share, which was the closing price of Verizon’s stock on December 29, 2006. In addition to the closing price, the PSU award values were calculated utilizing year to date projections of TSR attainment. As of December 29, 2006 the performance attainment for the 2005 and 2006 award cycles were 34.5% and 42%, respectively, of their maximum award value.

[2]	Represents the value of separation benefits payable under the terms and conditions of the Company’s separation policy.

[3]	The assumptions used to calculate the benefit values include a discount rate of 6% and mortality and recovery based on 1987 Commissioners Group Disability Table (1987 CGDT) adjusted by .70. The qualified portion of the benefit is estimated at $397,039 and the nonqualified portion of the benefit is estimated at $746,306. The qualified portion of the benefit is employee paid.

[4]	The Executive Life Insurance values represent the bonus amount that would be payable to Mr. Fernandez under the Executive Life Insurance program through age 65. In the event of his death, Mr. Fernandez’s beneficiaries will be eligible to receive a death benefit of $1,491,700.

[5]	Represents the value of the financial planning allowance provided by the Company.

[6]	Represents the value of outplacement services provided by the Company.

Aldo Figueroa

					Change in
Executive Benefits and		Involuntary	Involuntary		Control
Payments		Termination	Termination	Change in	without
Upon Termination	Retirement	Without Cause	For Cause	Control	Termination	Death	Disability
Compensation:
Base Salary	NA	$0	$0	NA	NA	$0	$0
Short-term Incentive	NA	$92,000	$0	NA	NA	$92,000	$92,000
Long-term Incentives[1]
Performance Stock Units
2005 PSU Grant	NA	$25,742	$0	NA	NA	$25,742	$25,742
2006 PSU Grant	NA	$220,626	$0	NA	NA	$220,626	$220,626
Restricted Stock Units
2005 RSU Grant	NA	$25,142	$0	NA	NA	$25,142	$25,142
2006 RSU Grant	NA	$174,967	$0	NA	NA	$174,967	$174,967
Separation Pay[2]	NA	$241,500	$0	NA	NA	$0	$0
Benefits and Perquisites:
Disability Benefits[3]	NA	$0	$0	NA	NA	$0	$1,986,402
Executive Life Insurance[4]	NA	$9,575	$0	NA	NA	$1,610,000	$133,581
Financial Planning[5]	NA	N/A	$0	NA	NA	$0	$0
Outplacement Services[6]	NA	$7,850	$0	NA	NA	$0	$0
Tax Gross-up on Perquisites	NA	NA	NA	NA	NA	NA	NA
280G Tax Gross-up	NA	NA	NA	NA	NA	NA	NA

[1]	The estimated 2005 and 2006 performance stock unit (“PSU”) and restricted stock unit (“RSU”) grant amounts were calculated using $37.24 as the price per share, which was the closing price of Verizon’s stock on December 29, 2006. In addition to the closing price, the PSU award values were calculated utilizing year to date projections of TSR attainment. As of December 29, 2006 the performance attainment for the 2005 and 2006 award cycles were 34.5% and 42%, respectively, of their maximum award value.

[2]	Represents the value of separation benefits payable under the terms and conditions of the Company’s separation policy.

[3]	The assumptions used to calculate the benefit values include a discount rate of 6% and mortality and recovery based on 1987 Commissioners Group Disability Table (1987 CGDT) adjusted by .70. The qualified portion of the benefit is estimated at $654,717 and the nonqualified portion of the benefit is estimated at $1,331,685. The qualified portion of the benefit is employee paid.

[4]	The Executive Life Insurance values represent the bonus amount that would be payable to Mr. Figueroa under the Executive Life Insurance program through age 65. In the event of his death, Mr. Figueroa’s beneficiaries will be eligible to receive a death benefit of $1,610,000.

[5]	Represents the value of the financial planning allowance provided by the Company.

[6]	Represents the value of outplacement services provided by the Company.
COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
     The Company has a Human Resources Committee, which for fiscal year 2006 was comprised of: Richard L. Carrión, Daniel C. Petri and Cristina Lambert. This Human Resources Committee is responsible for establishing and administering the policies and plans related to compensation of the Company’s management, including the executives listed in the “Executive Officers” table included in Item 10 of this Form 10-K.
     Richard L. Carrión, a Director of the Company, serves as Chairman of the Compensation Committee. Mr. Carrión is Chairman, President and Chief Executive Officer of Popular, Inc. He also serves as a Director of Verizon.

COMPENSATION OF DIRECTORS
The members of the Board of Directors are compensated as follow:
2006 DIRECTOR COMPENSATION

Change in Pension
Value and
				Non-Equity	Nonqualified
				Incentive	Deferred
	Fees Earned or	Stock	Option	Plan	Compensation	All Other
	Paid in Cash	Awards	Awards	Compensation	Earnings	Compensation	Total ($)
Name (a)	($) (b)	($) ( c )	($) (d)	($) (e)	($) (f)	($) (g)	(j)
Daniel C. Petri	—	—	—	—	—	—	—
Edward J. McQuaid	—	—	—	—	—	—	—
Jeanne M. Dennison	—	—	—	—	—	—	—
John J. Lack	—	—	—	—	—	—	—
Richard L. Carrión	—	—	—	—	—	—	—
Alfredo Salazar	—	—	—	—	—	—	—
Rafael Martínez Margarida	—	—	—	—	—	—	—
Vacant	—	—	—	—	—	—	—
The members of the Board of Directors of the Company do not receive compensation for their participation in the Board.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
SHAREHOLDERS AND SHAREHOLDER RELATIONSHIPS
SHARE OWNERSHIP
     At December 31, 2006, there were 50 million authorized shares of the Company’s no par value common stock, 25 million of which were issued and outstanding. As of March 31, 2007, the beneficial owners of the Company’s common stock are as follows:

		SHARES
NAME OF BENEFICIAL OWNER	ADDRESS	NUMBER	PERCENTAGE
GTE Holdings (Puerto Rico) LLC - (Verizon)	GTE Holdings (Puerto Rico) LLC	13,003,276	52.01
	600 Hidden Ridge Irving, Texas 75038

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
TRANSACTIONS WITH VERIZON
VERIZON SERVICE AGREEMENT
          Verizon, which owns 52% of the outstanding capital stock of the Company, provides management advice and services, general legal and regulatory advice, as well as a license to use certain technology, under an annual agreement with automatic renewal periods. Total fees accrued under this agreement for the years ended December 31, 2006, 2005 and 2004 were $6 million, $7 million and $10 million, respectively.
REIMBURSEMENT AGREEMENT
          The Company has a reimbursement agreement with Verizon, under which actual out-of-pocket expatriate salaries and related benefit expenses are billed to the Company. Total expatriate expenses for the years ended December 31, 2006, 2005 and 2004 were $4 million, $4 million and $3 million, respectively. For further details, refer to Part III, Item 11, “Executive Compensation”.
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
DIRECTORY AGREEMENTS
          We entered into a 95-year agreement in 1999 with VISI, a joint venture among VNU, Verizon, and the Company, which provides us a publishing right of 35% of yellow page advertising revenues, plus billing and collection fees which generated $19 million of directory advertising revenues for the year ended December 31, 2005 and $20 million for the year ended December 31, 2004. On March 31, 2006, the Company completed the sale of its participation in the equity interest in the Puerto Rico directory operation and its right to receive 35% of the revenues from the publication of directory advertising.
TRANSACTIONS WITH POPULAR, INC.
•	Popular, Inc., which owns 13% of the outstanding capital stock of the Company, provided wireline bill collection, lock-box, cash management, and wireless bill processing services at a cost of approximately $8 million for 2006, $9 million for 2005 and $10 million for 2004. These services were negotiated at arms-length market value rates.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
INDEPENDENT AUDITOR FEE INFORMATION
Audit Fees
Fees for audit services totaled approximately $538,000 and $720,000 for the years ended December 31, 2006 and 2005, respectively, including services for the audit of the Company’s annual financial statements for SEC and local statutory reporting purposes, reviews of the Company’s quarterly reports on Form 10-Q, the audit of the Company’s ARMIS 43-03 reports filed with the FCC.
Non Audit-Related Fees
Fees for non audit-related services totaled approximately $30,000 and $96,000 for the years ended December 31, 2006 and 2005, respectively. Non Audit -related services principally include the audit of the Employee Benefit Plan and ESOP in connection with annual reports on Form 11-K, Section 404 meetings, audit schedules for specific purposes and accounting consultations.
All Other Fees
No fees were paid for other services for the years ended December 31, 2006.
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
     TELECOMUNICACIONES DE PUERTO RICO, INC.

By:	/s/ Cristina M. Lambert

Name: Cristina M. Lambert Title: President and Chief Executive Officer Date: March 30, 2007

By:	/s/ Héctor Houssay

Name: Héctor Houssay Title: Vice President Finance and Chief Financial Officer Date: March 30, 2007

By:	/s/ Angel O. Vega

Name: Angel O. Vega Title: Controller and Chief Accounting Officer Date: March 30, 2007

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Signature	Capacity

March 30, 2007	/s/ Cristina M. Lambert	President and Chief Executive Officer (Principal Executive Officer)

Cristina M. Lambert

March 30, 2007	/s/ Héctor Houssay	Vice President Finance and Chief Financial Officer (Principal Financial Officer)

Héctor Houssay

March 30, 2007	/s/ Angel O Vega	Chief Accounting Officer (Principal Accounting Officer)

Angel O Vega

March 30, 2007	/s/ Daniel C. Petri	Director

Daniel C. Petri

March 30, 2007	/s/ Edward J. McQuaid	Director

Edward J. McQuaid

March 30, 2007	/s/ Jeanne M. Dennison	Director

Jeanne M. Dennison

March 30, 2007	/s/ Cristina M. Lambert	Director

Cristina M. Lambert

March 30, 2007	/s/ John Lack	Director

John J. Lack

March 30, 2007	/s/ Richard L. Carrión	Director

Richard L. Carrión

March 30, 2007	/s/ Alfredo Salazar	Director

Alfredo Salazar

March 30, 2007	/s/ Rafel Martinez Margarida	Director

Rafael Martínez Margarida

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION

3.1	Certificate of Incorporation of Telecomunicaciones de Puerto Rico, Inc. (Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement filed on Form S-4, as amended (File 333-85503)).

3.2	Certificate of Amendment to the Certificate of Incorporation of Telecomunicaciones de Puerto Rico, Inc. (Incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (File 333-85503)).

3.3	By-Laws of Telecomunicaciones de Puerto Rico, Inc. (Incorporated by reference to Exhibit 3.4 of the Company’s Registration Statement filed on Form S-4, as amended (File 333-85503)).

4.1	Trust Indenture dated as of May 20, 1999 between Telecomunicaciones de Puerto Rico, Inc. and The Bank of New York. (Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement filed on Form S-4, as amended (File 333-85503)).

10.1	Shareholders Agreement, dated as of March 2, 1999, by and among Telecomunicaciones de Puerto Rico, Inc., GTE Holdings (Puerto Rico) LLC, GTE International Telecommunications Incorporated, Popular, Inc., Puerto Rico Telephone Authority and the shareholders of Telecomunicaciones de Puerto Rico, Inc., who shall from time to time be parties thereto as provided therein. (Incorporated by reference to Exhibit 10.5 of the Company’s Registration Statement filed on Form S-4, as amended (File 333-85503)).

10.2	Non-Competition Agreement, dated as of March 2, 1999, by and among Telecomunicaciones de Puerto Rico, Inc, GTE Holdings (Puerto Rico) LLC, GTE International Telecommunications Incorporated, Popular, Inc., Puerto Rico Telephone Authority, and the Government Development Bank for Puerto Rico. (Incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement filed on Form S-4, as amended (File 333-85503)).

10.3	Trust Agreement of the Employee Stock Ownership Plan of Telecomunicaciones de Puerto Rico, Inc., dated as of March 2, 1999, by and between U.S. Trust, National Association and Telecomunicaciones de Puerto Rico, Inc. (Incorporated by reference to Exhibit 10.12 of the Company’s Registration Statement filed on Form S-4, as amended (File 333-85503)).

10.4	ESOP Loan Agreement, dated as of March 2, 1999, by and between the Trust of the Employee Stock Ownership Plan of Telecomunicaciones de Puerto Rico, Inc. and Telecomunicaciones de Puerto Rico, Inc. (Incorporated by reference to Exhibit 10.13 of the Company’s Registration Statement filed on Form S-4, as amended (File 333-85503)).

10.5	Pledge Agreement, dated as of March 2, 1999, by and between the Trust of the Employee Stock Ownership Plan of Telecomunicaciones de Puerto Rico, Inc. and Telecomunicaciones de Puerto Rico, Inc. (Incorporated by reference to Exhibit 10.15 of the Company’s Registration Statement filed on Form S-4, as amended (File 333-85503)).

10.6	Tag Along Agreement, dated as of March 2, 1999, by and among GTE Holdings (Puerto Rico) LLC, GTE International Telecommunications Incorporated, and the Trust of the Employee Stock Ownership Plan of Telecomunicaciones de Puerto Rico, Inc. (Incorporated by reference to Exhibit 10.16 of the Company’s Registration Statement filed on Form S-4, as amended (File 333-85503)).

10.7	Commercial Paper Dealer Agreement 4(2) Program among Telecomunicaciones de Puerto Rico, Inc., as Issuer; Puerto Rico Telephone Company, Inc. and Celulares Telefónica, Inc., as Guarantors; and Merrill Lynch Money Markets Inc., as Dealer for notes with maturities up to 240 days; Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Dealer for notes with maturities over 270 days up to 365 days. Concerning notes to be issued pursuant to an Issuing and Paying Agency Agreement dated as of November 9, 2000 between the Issuer and The Chase Manhattan Bank, as Issuing and Paying Agent. (Incorporated by reference to Exhibit 10.25 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File 333-85503)).

EXHIBIT
NUMBER	DESCRIPTION

10.8	Commercial Paper Dealer Agreement 4(2) Program among Telecomunicaciones de Puerto Rico, Inc., as Issuer; Puerto Rico Telephone Company, Inc. and Celulares Telefónica, Inc., as Guarantors; and Salomon Smith Barney Inc., as Dealer. Concerning notes to be issued pursuant to an Issuing and Paying Agency Agreement dated as of November 9, 2000 between the Issuer and The Chase Manhattan Bank, as Issuing and Paying Agent. (Incorporated by reference to Exhibit 10.26 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File 333-85503)).

10.9	Commercial Paper Dealer Agreement 4(2) Program among Telecomunicaciones de Puerto Rico, Inc., as Issuer; Puerto Rico Telephone Company, Inc. and Celulares Telefónica, Inc., as Guarantors; and Banc of America Securities LLC. Concerning notes to be issued pursuant to an Issuing and Paying Agency Agreement dated as of November 9, 2000 between the Issuer and The Chase Manhattan Bank, as Issuing and Paying Agent. (Incorporated by reference to Exhibit 10.27 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File 333-85503)).

10.10	Commercial Paper Dealer Agreement 4(2) Program among Telecomunicaciones de Puerto Rico, Inc., as Issuer; Puerto Rico Telephone Company, Inc. and Celulares Telefónica, Inc., as Guarantors; and Popular Securities, Inc., as Dealer for notes with maturities up to 365 days. Concerning notes to be issued pursuant to an Issuing and Paying Agency Agreement dated as of November 9, 2000 between the Issuer and The Chase Manhattan Bank, as Issuing and Paying Agent. (Incorporated by reference to Exhibit 10.28 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File 333-85503)).

10.11	Issuing and Paying Agency Agreement dated as of November 9, 2000, by and among Telecomunicaciones de Puerto Rico, Inc., as Issuer, Puerto Rico Telephone Company and Celulares Telefónica, Inc., as Guarantors, and The Chase Manhattan Bank, as Issuing and Paying Agent. (Incorporated by reference to Exhibit 10.29 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File 333-85503)).

10.12	Letter Amendment, to the March 2, 1999 Shareholders Agreement, dated as of May 25, 2001, by and among Telecomunicaciones de Puerto Rico, Inc., GTE Holdings (Puerto Rico) LLC, GTE International Telecommunications Incorporated, Popular, Inc., and the Puerto Rico Telephone Authority. (Incorporated by reference to Exhibit 10.25 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001 (File 333-85503)).

10.13	ISDA Master Agreement, dated August 29, 2001, by and among Telecomunicaciones de Puerto Rico, Inc., as the Counterparty, Puerto Rico Telephone Company and Celulares Telefónica, Inc., as Guarantors, and Bank of America, N.A., as the Bank. (Incorporated by reference to Exhibit 10.27 of the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2001 (File 333-85503)).

10.14	ISDA Master Agreement, dated August 29, 2001, by and among Telecomunicaciones de Puerto Rico, Inc., as the Counterparty, Puerto Rico Telephone Company and Celulares Telefónica, Inc., as Guarantors, and Citibank, N.A., as the Bank. (Incorporated by reference to Exhibit 10.28 of the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2001 (File 333-85503)).

10.15	Collective Bargaining Agreement between the Puerto Rico Telephone Company and the Independent Brotherhood of Telephone Company Employees effective from January 1, 2004 until December 31, 2008. Approved on April 15, 2004. (Incorporated by reference to Exhibit 10.29 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (File 333-85503)).

10.16	$40,000,000 working capital revolving credit agreement dated as of June 30, 2004, among Telecomunicaciones de Puerto Rico, Inc., as Borrower, Puerto Rico Telephone Company, Inc., as Guarantor and Banco Popular de Puerto Rico, as Lender and Administrative Agent. (Incorporated by reference to Exhibit 10.30 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File 333-85503)).

10.17	Collective Bargaining Agreement between the Puerto Rico Telephone Company and the Independent Union of Telephone Employees of Puerto Rico effective from January 18, 2003 until January 17, 2006. Approved on February 13, 2003. English Version. (Incorporated by reference to Exhibit 10.31 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File 333-85503)).

EXHIBIT
NUMBER	DESCRIPTION

10.18	Collective Bargaining Agreement between the Puerto Rico Telephone Company and the Independent Brotherhood of Telephone Company Employees effective from January 1, 2004 until December 31, 2008. Approved on April 15, 2004. English Version. (Incorporated by reference to Exhibit 10.32 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File 333-85503)).

10.19	$30,000,000 1-Year term credit agreement dated as of May 17, 2004, among Telecomunicaciones de Puerto Rico, Inc., as Borrower, Puerto Rico Telephone Company, Inc., as Guarantor and Banco Bilbao Vizcaya Argentaria Puerto Rico, as Administrative Agent. (Incorporated by reference to Exhibit 10.33 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File 333-85503)).

10.20	364-Day Credit Agreement dated as of March 1, 2005, among Telecomunicaciones de Puerto Rico, Inc., as Borrower, Puerto Rico Telephone Company, Inc., as Guarantor, the Initial Lenders named therein, Citibank, N.A., as Administrative Agent, Banco Bilbao Vizcaya Argentaria Puerto Rico and Bank of Nova Scotia, as Syndication Agents, and Banco Popular de Puerto Rico and Firstbank Puerto Rico, as Co-documentation Agents. (Incorporated by reference to Exhibit 10.34 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File 333-85503)).

10.21	First amendment dated June 30, 2005 to the $40,000,000 revolving credit agreement dated as of June 30, 2004, among Telecomunicaciones de Puerto Rico, Inc., as Borrower, Puerto Rico Telephone Company, Inc., as Guarantor and Banco Popular de Puerto Rico, as Lender and Administrative Agent. (Incorporated by reference to Exhibit 10.23 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File 333-85503)).

10.22	Collective Bargaining Agreement between the Puerto Rico Telephone Company and the Independent Union of Telephone Employees of Puerto Rico effective from January 18, 2006 until January 17, 2011. Approved on October 20, 2005. (Incorporated by reference to Exhibit 10.24 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (File 333-85503)).

10.23	$600,000,000 Credit Agreement dated as of February 28, 2006, among Telecomunicaciones de Puerto Rico, Inc., as Borrower, Puerto Rico Telephone Company, Inc., as Guarantor, the Initial Lenders named therein, Citibank, N.A., as Administrative Agent, Banco Bilbao Vizcaya Argentaria Puerto Rico and Scotiabank of Puerto Rico, as Co-Syndication Agents, and Banco Popular de Puerto Rico and The Bank of Tokyo-Mitsubishi UFG, LTD., New York Branch, as Co-documentation Agents. Incorporated by reference to Exhibit 10.23 of the Company's Annual Report on Form 10-K for the year ended December 31, 2005 (File 333-85503)).

10.24	ESOP Loan Agreement dated as of November 4, 2005, by and between the Trust of the Employee Stock Ownership Plan of Telecomunicaciones de Puerto Rico, Inc. and Telecomunicaciones de Puerto Rico, Inc. Incorporated by reference to Exhibit 10.24 of the Company's Annual Report on Form 10-K for the year ended December 31, 2005 (File 333-85503)).

10.25	Letter Waiver and Amendment of Credit Agreement dated February 28, 2007 among Telecomunicaciones de Puerto Rico, Inc., as Borrower, Puerto Rico Telephone Company, Inc., as Guarantor, the Initial Lenders named therein, Citibank, N.A., as Administrative Agent, Banco Bilbao Vizcaya Argentaria Puerto Rico and Scotiabank of Puerto Rico, as Co-Syndication Agents, and Banco Popular de Puerto Rico and The Bank of Tokyo-Mitsubishi UFG, LTD., New York Branch, as Co-documentation Agents, temporarily waiving requirements of Section 6.01 (h) and amending Section 1.01 (Filed herewith).

21	Subsidiaries of the Registrant (Filed herewith).

23	Independent Auditors’ Consent (Filed herewith).

31.1	Certification of Principal Executive Officer (Filed herewith).

31.2	Certification of Principal Financial Officer (Filed herewith).

32.1	Certification Required by 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith).