Form 10-Q
period 2007-03-31
TELECOMUNICACIONES DE PUERTO RICO INC
filed 2007-05-15
CIK 1089357

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: March 31, 2007
Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _________ to _________
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
YES ☐ NO ☑
At May 15, 2007, 25 million shares of no par common stock of the registrant were outstanding.

INDEX
Telecomunicaciones de Puerto Rico, Inc. and Subsidiaries

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
Telecomunicaciones de Puerto Rico, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands)

	March 31,	December 31,
	2007	2006
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$233,751	$179,138
Accounts receivable, net of allowance for doubtful accounts of $86,971 and $85,100 in 2007 and 2006, respectively	196,385	194,562
Deferred income tax	39,329	32,593
Inventory and supplies, net	26,016	35,113
Prepaid expenses and other	19,546	12,092

Total current assets	515,027	453,498
PROPERTY, PLANT AND EQUIPMENT, net	1,228,944	1,269,280
GOODWILL	126,927	126,927
INTANGIBLES, net	196,106	196,756
DEFERRED INCOME TAX	273,689	287,760
OTHER ASSETS	46,997	49,890

TOTAL ASSETS	$2,387,690	$2,384,111

LIABILITIES AND SHAREHOLDER’S EQUITY
CURRENT LIABILITIES	$194,343	$214,811
LONG-TERM DEBT	574,952	574,947
PENSION AND OTHER POST-EMPLOYMENT BENEFITS	898,204	911,490
OTHER NON-CURRENT LIABILITIES	110,033	112,540

Total liabilities	1,777,532	1,813,788

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY	18,257	17,608

SHAREHOLDER’S EQUITY:
Common stock	710,934	706,495
Deferred ESOP compensation	—	(24,739)
Retained earnings	340,283	330,275
Accumulated other comprehensive loss, net of taxes	(459,316)	(459,316)

Total shareholder’s equity	591,901	552,715

TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$2,387,690	$2,384,111

     The accompanying notes are an integral part of these financial statements.

Telecomunicaciones de Puerto Rico, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands)

	For the Three Months Ended
	March 31,
	2007	2006
	(Unaudited)
REVENUES:
Local services	$139,904	$157,764
Access services	47,635	53,838
Long distance services	14,385	17,207
Cellular services	95,489	85,015
Directory services and other	13,982	183,418

Total revenues	311,395	497,242

OPERATING COSTS AND EXPENSES:
Cost of services and sales	78,198	92,713
Selling, general and administrative expenses	127,986	140,757
Depreciation and amortization	62,727	62,087

Total operating costs and expenses	268,911	295,557

OPERATING INCOME	42,484	201,685

OTHER INCOME (EXPENSE):
Interest expense, net	(6,921)	(12,048)
Equity income from joint venture	—	665
Gain on sale of interest in joint venture	—	27,619
Minority interest in consolidated subsidiary	(649)	(698)

Total other income (expense), net	(7,570)	15,538

INCOME BEFORE INCOME TAX EXPENSE	34,914	217,223

INCOME TAX EXPENSE	13,766	47,791

NET INCOME	$21,148	$169,432

The accompanying notes are an integral part of these financial statements.

Telecomunicaciones de Puerto Rico, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholder’s Equity
(In thousands)

				Accumulated
				Other
	Common	Deferred ESOP	Retained	Comprehensive
	Stock	Compensation	Earnings	Loss	Total
BALANCE JANUARY 1st, 2007	$706,495	$(24,739)	$330,275	$(459,316)	$552,715

Dividends paid	—	—	(11,140)	—	(11,140)
Net income	—	—	21,148	—	21,148
Proceeds from sale of suspense shares by ESOP	4,439	24,739	—	—	29,178

BALANCE MARCH 31, 2007 (Unaudited)	$710,934	$—	$340,283	$(459,316)	$591,901

The accompanying notes are an integral part of these financial statements.

Telecomunicaciones de Puerto Rico, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	For the three months ended March 31,
	2007	2006
	(Unaudited)
CASH FLOWS FROM OPERATING ACTVITIES:
Net income	$21,148	$169,432
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	62,727	62,087
Provision for uncollectible accounts	15,484	12,172
Deferred income tax expense	7,335	6,423
Employee retirement benefits expense	23,787	27,875
Equity income from joint venture	—	(665)
Gain on sale of interest in joint venture	—	(27,619)
Minority interest in consolidated subsidiary	650	698
Changes in assets and liabilities:

Accounts receivable	(17,306)	(18,551)
Inventory and supplies	9,097	12,007
Prepaid expenses and other assets	(4,561)	15,663
Other current and non-current liabilities	(22,974)	125
Pension and other post-employment benefits	(37,072)	(17,249)

Net cash provided by operating activities	58,315	242,398

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, including removal costs	(21,739)	(22,194)
Proceeds from sale of investment	—	26,651

Net cash (used in) provided by investing activities	(21,739)	4,457

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of suspense shares by ESOP	29,178	—
Net repayments of short-term debt, including capital leases	—	(52,037)
Dividends Paid	(11,140)	—

Net cash provided by (used in) financing activities	18,038	(52,037)

NET INCREASE IN CASH AND CASH EQUIVALENTS	54,614	194,818
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	179,138	55,086

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$233,752	$249,904

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
On March 30, 2007, Sercotel, S.A. de C.V. (“Sercotel”), a subsidiary of América Móvil, S.A. de C.V. (“América Móvil”), acquired 100% of the issued and outstanding shares of common stock of the Company. On that same date, Sercotel assigned its interests in the Company to its affiliate, Tenedora Telpri S.A. de C.V. (“Tenedora”), which is also a subsidiary of América Móvil. América Móvil is the largest wireless service provider in Latin America with more than 130 million subscribers.
The shares acquired by Tenedora consist of 52% from Verizon Communications, Inc, 13% from Popular, Inc., 28% from the Puerto Rico Telephone Authority and 7% from the Employee Stock Ownership Plan (“ESOP”).
2. Summary of Significant Accounting Policies and Recent Pronouncements
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles for annual financial statements have been condensed or omitted pursuant to such rules and regulations. Management believes the financial statements include all adjustments and recurring accruals necessary to present fairly the results of its operations and financial condition for the interim periods shown. The results for the interim periods are not necessarily indicative of results for the full year. The Consolidated Balance Sheet at December 31, 2006 was derived from audited financial statements and should be read in conjunction with the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
Recent Accounting Pronouncements
The Fair Value Option for Financial Assets and Financial Liabilities
In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of SFAS 115” (SFAS No. 159), which allows for the option to measure financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the impact that SFAS No. 159 will have on our future results of operations and financial position.
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

Goodwill and Other Intangibles
Goodwill
Goodwill is the excess of the acquisition cost of businesses over the fair value of the identifiable net assets acquired. SFAS No. 142 “Goodwill and Other Intangible Assets” no longer permits the amortization of goodwill and other indefinite-lived intangible assets acquired in a business combination. Impairment testing for goodwill is performed at least annually unless indicators of impairment exist according the SFAS No. 142. The impairment test for goodwill uses a two-step approach, which is performed at the reporting unit level. Step one compares the fair value of the reporting unit (calculated using a discounted cash flow method) to its carrying value. If the carrying value exceeds the fair value, there is a potential impairment and step two must be performed. Step two compares the carrying value of the reporting unit’s goodwill to its implied fair value (i.e., fair value of reporting unit less the fair value of the unit’s assets and liabilities, including identifiable intangible assets). If the carrying value of goodwill exceeds its implied fair value, the excess is required to be recorded as impairment.
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
We have tested the indefinite life intangible assets for impairment at least annually unless indicators of impairment exist. We began using the direct value approach in 2005 to perform the annual impairment test on the indefinite life intangible assets in accordance with a September 29, 2004 Staff Announcement from the staff of the Securities and Exchange Commission (SEC), “Use of the Residual Method to Value Acquired Assets Other Than Goodwill.” The direct value approach determines fair value using estimates of future cash flows associated specifically with the licenses. Under either the direct method or the residual method, if the fair value of the aggregated licenses was less than the aggregated carrying amount of the licenses, impairment would have been recognized.
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

3. Gain on Sale of Interest in Joint Venture
In February 2006, the Company signed an agreement to sell its equity interest in the Puerto Rico directory operation for $23 million and the Company’s right to receive 35% of the revenues from the publication of directory advertising for $167 million. The transaction closed on March 31, 2006. The net pretax gain from the sale of the Company’s equity interest was $28 million, which is included in “Equity (loss) income from joint venture”, and the net pretax gain from the sale of the Company’s right was $158 million, which is included in “Directory services and other”. Both transactions are included in the three months ended March 31, 2006 Consolidated Statement of Operations. The proceeds were used to pay dividends and long-term debt. The Company continues sharing data for the publication of directories and also offers billing and collection services for the directory advertising sales to its service subscribers.
4. Property, Plant and Equipment
Property, plant and equipment consist of the following:

	Remaining Useful	March 31,	December 31,
	Lives (Yrs)	2007	2006
		(In thousands)
Outside plant	9.0	$2,247,740	$2,238,371
Central office and transmission equipment	3.8	1,315,272	1,317,882
Equipment and other	2.7	274,858	271,031
Buildings	14.6	333,535	334,185
Land	N/A	25,402	25,500

Gross plant in service		4,196,807	4,186,969
Less: accumulated depreciation		2,997,971	2,958,118

Net plant in service		1,198,836	1,228,851
Construction in progress		30,108	40,429

Total		$1,228,944	$1,269,280

5. Goodwill
Goodwill consists of the following:

	March 31,	December 31,
	2007	2006
	(In thousands)
Wireline (PRTC)	$102,731	$102,731
Dial-up Internet (Coqui.net)	24,196	24,196

Total	$126,927	$126,927

6. Intangibles
Intangibles consist of the following:

	March 31,	December 31,
	2007	2006
	(In thousands)
Indefinite Life:
Wireline concession	$85,120	$85,120
FCC Cellular licenses	23,855	23,855

Total Indefinite Life	$108,975	$108,975

	March 31, 2007			December 31, 2006
	(In thousands)
	Cost	Acc. Amort	Book Value	Cost	Acc. Amort	Book Value
Definite Life:

Wireline trade name	$48,400	$15,638	$32,762	$48,400	$15,154	$33,246
Software licenses	143,901	89,536	54,365	138,757	84,222	54,535

Total Definite Life	$192,301	$105,174	$87,127	$187,157	$99,376	$87,781
Plus: Total Indefinite Life			108,975			108,975

Total	$192,301	$105,174	$196,102	$187,157	$99,376	$196,756

Intangible asset amortization expense was $6 million and $7 million for the three months ended March 31, 2007 and 2006, respectively. The following table presents expected amortization expense of existing intangible assets as of March 31, 2007 and for each of the following years (in thousands):

Aggregate amortization expense:
For the three months ended March 31, 2007		$5,798

Expected amortization expense:
For the remainder of 2007		15,515
For the years ending December 31,	2008	16,898
	2009	11,947
	2010	5,956
	2011	3,186
	2012 and thereafter	33,625
7. Other assets
Other assets consist of the following:

	March 31,	December 31,
	2007	2006
	(In thousands)
Deferred activation and installation costs	$45,051	$48,128
Other assets	1,946	1,762

Total	$46,997	$49,890

Customer activation fees, along with the related costs up to but not exceeding the activation fees, are deferred and amortized over the customer relationship period, as required by Staff Accounting Bulletin “SAB” 104. During the three months ended March 31, 2006, the customer relationship period was reviewed and changed to 4 years from 5 years for wireline customers. However, wireless customer activation fees are not being deferred since they are considered additional consideration as wireless handsets are sold to the customers at a discount and recorded as equipment sales revenue.
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
There are separate trusts for the pension annuity and the lump sum benefits with a further separation of the annuity benefit into a plan for the UIET union, HIETEL union, and management employees. The Company also provides health care and life insurance benefits to retirees.
On December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS No.158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (SFAS No. 158). SFAS No.158 required the Company to recognize the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of its pension plan in the December 31, 2006 statement of financial position, with a corresponding adjustment to accumulated other comprehensive income, net of taxes. The adjustment to accumulate other comprehensive income at adoption represented the net unrecognized actuarial losses, unrecognized prior service costs, and unrecognized transition obligation remaining from the initial adoption of SFAS No. 87, all of which were previously netted against the plan’s funded status in the Company’s statement of financial position pursuant to the provisions of SFAS No. 87.
We use various actuarial assumptions including the discount rate and the expected trend in health care costs to estimate the costs and benefit obligations for our retiree health plan. SFAS No. 158 also affected the recording and recognition provisions of other post employment benefits.
The components of the net pension and other post-employment benefit expenses for the quarters ended March 31, 2007 and 2006 are presented below.

	Pension and Lump Sum Benefits		Post-Retirement Benefits
(In thousands)	2007	2006	2007	2006
Service cost	$6,312	$6,559	$2,144	$1,985
Interest cost	19,645	19,299	9,311	9,214
Expected return on plan assets	(22,707)	(19,474)	—	—
Amortization of unrecognized:
Transition obligation	90	90	551	551
Prior service cost (benefit)	1,300	912	(2,306)	(2,306)
Actuarial loss, net	4,719	5,922	4,728	5,120

Total	$9,359	$13,308	$14,428	$14,564

Cash Flows
Our estimate of the amount and timing of required qualified pension trust contributions for 2007 is based on current regulations, including continued pension funding relief, and is approximately $155 million. We estimate approximately $1 million in contributions to our non-qualified pension plans and approximately $30 million to our other post-retirement benefit plans in 2007. As of March 31, 2007 we have contributed approximately $29 million to the qualified pension trust and approximately $8 million to the other post-retirement benefit plan. We believe that we will have adequate liquidity resources to fund the remainder of the contribution.
9. Deferred ESOP Compensation
The Employee Stock Ownership Plan (“ESOP”) acquired a 3% interest in the Company in 1999, which was financed by a $26 million, twenty-year note borrowed from the Company to establish a contributory investment fund for employees. The ESOP only invested in shares of the Company’s common stock. As of December 31, 2006, the Employee Stock Ownership Plan (“ESOP”) owned 7% of the outstanding capital stock of the Company.
On March 30, 2007, in connection with the closing of the sale of the Company to Sercotel, the ESOP Trust sold 1,750,000 shares representing all of the shares held in the plan. Accordingly, the ESOP Trust was converted into a cash plan. The ESOP paid the Company an aggregate of $29 million in outstanding principal and accrued interest in respect of all of the outstanding loans made by the Company to the ESOP Trust. The buyer represented to the employees its intention to terminate the plan following the closing of the Transaction.
10. Current Liabilities
Current liabilities consist of the following:

	March 31,	December 31,
	2007	2006
	(In thousands)
Accounts payable	$31,705	$84,388
Accrued expenses	68,722	66,478
Employee benefit accruals	49,541	35,665
Carrier payables	11,489	9,221
Taxes	25,150	15,054
Interest	7,736	4,005

Total	$194,343	$214,811

11. Debt
Debt consists of the following:

	March 31,	December 31,
	2007	2006
	(In thousands)
Senior notes:
Due May 15, 2009 at 6.80%	$299,952	$299,947
Term credit facilities:
Due Feb 28, 2011 at 55 basis points over LIBOR	275,000	275,000

Long-term debt	$574,952	$574,947

The senior notes and term credit facilities are unsecured and non-amortizing. PRTC is the guarantor of these debt instruments. See Note 16 for additional information about guarantees of operating debt. The senior notes indentures and term credit facility agreements do not contain dividend restrictions.

The Company has established, but has not drawn amount under, a $275 million commercial paper program with maturities not to exceed 364 days, backed by a working capital facility that will mature on February 28, 2011.
The replacement facility consists of two related, unsecured credit facilities, a $275 million revolving credit facility maturing on February 28, 2009, and a $275 million term credit facility, which was drawn on May 1, 2006 and matures on February 28, 2011. Amounts borrowed under the facility are guaranteed by PRTC, and bear interest at the applicable LIBOR rate plus margins applicable to each facility or at the base rate; which is the higher of the base rate publicly announced by the administrative agent from time to time or the Federal Funds rate plus 0.5%, plus margins applicable to each facility. Accrued interest on Eurodollar rate borrowings is payable based on elected intervals of one, two, three or six months or other interest period as the Company may select, subject to certain conditions. Accrued interest on base rate borrowings is payable quarterly. The Company is also required to pay a commitment fee on commitments under the term credit facility until utilized. The term credit facility contains covenants, including negative covenants and financial ratios, and events of default which are substantially the same as those which existed under the 364-day facility that was replaced.
On May 15, 2006, the Company paid a total of $424 million, in principal and interest of the $400 million senior notes due on that date, of which $275 million was refinanced with the Term Credit Facility that is due on February 28, 2011 and $149 million was paid with cash from operations.
On February 28, 2007 the Company’s buyer Sercotel obtained a waiver under the term credit facility for the purposes of permitting the consummation of the sale transaction and avoiding the credit facility to be declared in default.
Aggregate maturities of the senior notes and term credit facilities are as follow:

Year		Amount
		(In thousands)
2009	Senior note	$300,000
2011	Term note	275,000

Total		$575,000

Currently, the Company is in compliance with all debt covenant agreements and with the financial ratios as specified in term facilities.
12. Other Non-Current Liabilities
Other non-current liabilities consist of the following:

	March 31,	December 31,
	2007	2006
	(In thousands)

Deferred activation and installation revenues	$45,051	$48,128
Customer deposits	25,725	25,988
Other liabilities	39,257	38,424

Total	$110,033	$112,540

13. Shareholder’s Equity
Common Stock
Common stock consists of fifty million authorized shares, no par value, of which twenty five million shares were outstanding at March 31, 2007 and December 31, 2006.

Accumulated Other Comprehensive Loss
The adjustment to accumulated other comprehensive loss at adoption represents the net unrecognized actuarial losses, unrecognized prior service costs, and unrecognized transition obligation remaining from the initial adoption of Statement 87, all of which were previously netted against the plan’s funded status in the Company’s statement of financial position pursuant to the provisions of Statement 87. These amounts will be subsequently recognized as net periodic pension cost pursuant to the Company’s historical accounting policy for amortizing such amounts. Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic pension cost in the same periods will be recognized a component of other comprehensive income. Those amounts will be subsequently recognized as a component of net periodic pension cost on the same basis as the amounts recognized in accumulated other comprehensive income at adoption of Statement 158.
Dividends
To the extent funds are legally, the Company’s dividend’s policy requires the payment of dividends equal to at least 50% of consolidated net income to be paid in the following quarter.
Declared and paid dividends for financial reporting purposes were the following:

2007		2006
(In thousands)		(In thousands)
4th Quarter	$—	4th Quarter	$10,868
3rd Quarter	—	3rd Quarter	15,559
2nd Quarter	—	2nd Quarter	84,717
1st Quarter	11,140	1st Quarter	10,812

Total	$11,140	Total	$121,956

The senior notes indentures and credit facility agreements do not contain dividend restrictions. The Company declared and paid legal dividends of approximately $11 million during 2007 and declared but not paid legal dividends until the following quarter of approximately $125 million during 2006. However, the legal dividends were adjusted for the dividends of the ESOP unallocated shares by $3 million during 2006, only for financial reporting purposes.
14. Fair Value of Financial Instruments
The carrying amounts and fair values of the Company’s financial instruments at March 31, 2007 and December 31, 2006 are as follows:

	March 31,		December 31,
	2007		2006
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
		(In thousands)
Assets:
Cash and cash equivalents	$233,751	$233,751	$179,138	$179,138
Accounts receivable	196,385	196,385	194,562	194,562
Liabilities:
Other current liabilities	$194,343	$194,343	$214,811	$214,811
Long-term debt	574,952	590,648	574,947	585,113

15. Segment Reporting
The Company has two reportable segments: Wireline and Wireless.
The Wireline segment consists of:
•	Local services, including basic voice, telephone and telecommunications equipment rentals, value-added services, high-speed private line services, and Internet access;

•	Access services to long distance carriers, competitive local exchange carriers, and wireless operators for originating and terminating calls on the Company’s network;

•	Long distance services including direct dial on-island and off-island, operator assisted calls, and prepaid calling card; and

•	Telecommunication equipment sales and billing and collection services to competing long distance operators in Puerto Rico.
The Wireless segment consists of:
•	Postpaid and Prepaid services; and

•	Wireless equipment sales.

Segment results for the Company are as follows:

	For the Three Months
	Ended March 31,
	2007	2006
	(In thousands)
Wireline:
Revenues-
Local services	$145,075	$162,591
Access services	48,412	54,921
Long distance services	14,895	17,660
Directory services and other	13,995	183,529

Total revenues	$222,377	$418,701

Operating income	$19,635	$188,286

Wireless:
Revenues-
Cellular services	$96,374	$85,818

Total revenues	$96,374	$85,818

Operating income	$22,849	$13,399

Consolidated:
Revenues for reportable segments	$318,751	$504,519
Elimination of intersegment revenues	(7,356)	(7,277)

Consolidated revenues	$311,395	$497,242

Operating income	$42,484	$201,685

	As of	As of
	March 31,	December 31,
	2007	2006
Assets

Wireline assets	$2,423,365	$2,396,484

Wireless assets	464,044	461,345

Segment assets	$2,887,409	$2,857,829

Elimination of intersegment assets	(499,719)	(473,718)

Consolidated assets	$2,387,690	$2,384,111

16. Condensed Consolidating Information
The following summarizes the unaudited condensed consolidating financial information as of March 31, 2007 and December 31, 2006 and for the quarters then ended presents the financial position, results of operations and cash flows of (i) the Company as if it had accounted for its subsidiaries using the equity method, (ii) the Guarantor Subsidiary (as defined below); and (iii) the Non-Guarantor Subsidiaries (as defined below) on a combined basis. The consolidation entries eliminate investments in subsidiaries and intercompany balances and transactions.
The Notes are guaranteed by PRTC (the “Guarantor Subsidiary”), a wholly-owned subsidiary of the Company, but not guaranteed by the Company’s other subsidiaries, Coqui.net, PRTLD and Datacom (the “Non-Guarantor Subsidiaries”). The guarantee by the Guarantor Subsidiary is full and unconditional.

Condensed Consolidating Balance Sheets
March 31, 2007
(In thousands)
(Unaudited)

		Guarantor	Non-Guarantor		Total
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$203,821	$29,930	$—	$233,751
Intercompany accounts receivable	57,123	53,953	74,960	(186,036)	—
Accounts receivable, net	—	195,600	785	—	196,385
Deferred income tax	—	39,270	59	—	39,329
Inventory and supplies, net	—	26,015	1	—	26,016
Prepaid expenses	—	19,262	284	—	19,546

Total current assets	57,123	537,921	106,019	(186,036)	515,027
PROPERTY, PLANT AND EQUIPMENT, net	—	1,222,224	6,720	—	1,228,944
GOODWILL AND OTHER INTANGIBLES, net	—	298,713	24,320	—	323,033
DEFERRED INCOME TAX	—	264,435	9,818	(564)	273,689
INVESTMENT IN SUBSIDIARIES	570,750	—	—	(570,750)	—
OTHER ASSETS	575,729	46,994	—	(575,726)	46,997

TOTAL ASSETS	$1,203,602	$2,370,287	$146,877	$(1,333,076)	$2,387,690

LIABILITIES AND SHAREHOLDER’S EQUITY
CURRENT LIABILITIES:
Intercompany accounts payable	$28,898	$77,400	$84,644	$(190,942)	$—
Other current liabilities	7,851	178,245	8,242	5	194,343

Total current liabilities	36,749	255,645	92,886	(190,937)	194,343
LONG-TERM DEBT, excluding current portion	574,952	574,950	—	(574,950)	574,952
OTHER NON-CURRENT LIABILITIES	—	1,003,915	756	3,566	1,008,237

Total liabilities	611,701	1,834,510	93,642	(762,321)	1,777,532

MINORITY INTEREST	—	—	—	18,257	18,257

SHAREHOLDER’S EQUITY:
Common stock	710,934	675,960	41,143	(717,103)	710,934
Retained earnings	340,283	319,131	12,092	(331,223)	340,283
Accumulated other comprehensive loss	(459,316)	(459,314)	—	459,314	(459,316)

Total shareholder’s equity	591,901	535,777	53,235	(589,012)	591,901

TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$1,203,602	$2,370,287	$146,877	$(1,333,076)	$2,387,690

Condensed Consolidating Balance Sheets
December 31, 2006
(In thousands)

		Guarantor	Non-Guarantor		Total
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$152,644	$26,494	$—	$179,138
Intercompany accounts receivable	53,391	51,822	68,278	(173,491)	—
Accounts receivable, net	—	193,829	733	—	194,562
Deferred income tax	—	32,534	59	—	32,593
Inventory and supplies, net	—	35,112	1	—	35,113
Prepaid expenses	—	11,523	569	—	12,092

Total current assets	53,391	477,464	96,134	(173,491)	453,498
PROPERTY, PLANT AND EQUIPMENT, net	—	1,262,259	7,021	—	1,269,280
GOODWILL AND OTHER INTANGIBLES, net	—	299,335	24,348	—	323,683
DEFERRED INCOME TAX	—	280,684	7,076	—	287,760
INVESTMENT IN SUBSIDIARIES	531,565	—	—	(531,565)	—
OTHER ASSETS	575,813	49,887	—	(575,810)	49,890

TOTAL ASSETS	$1,160,769	$2,369,629	$134,579	$(1,280,866)	$2,384,111

LIABILITIES AND SHAREHOLDER’S EQUITY
CURRENT LIABILITIES:
Intercompany accounts payable	$28,987	$73,974	$75,074	$(178,035)	$—
Other current liabilities	4,120	206,673	4,013	5	214,811

Total current liabilities	33,107	280,647	79,087	(178,030)	214,811
LONG-TERM DEBT, excluding current portion	574,947	574,945	—	(574,945)	574,947
OTHER NON-CURRENT LIABILITIES	—	1,019,710	642	3,678	1,024,030

Total liabilities	608,054	1,875,302	79,729	(749,297)	1,813,788

MINORITY INTEREST	—	—	—	17,608	17,608

SHAREHOLDER’S EQUITY:
Common stock	706,495	646,782	41,143	(687,925)	706,495
Deferred ESOP compensation	(24,739)	—	—	—	(24,739)
Retained earnings	330,275	306,859	13,707	(320,566)	330,275
Accumulated other comprehensive loss	(459,316)	(459,314)	—	459,314	(459,316)

Total shareholder’s equity	552,715	494,327	54,850	(549,177)	552,715

TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$1,160,769	$2,369,629	$134,579	$(1,280,866)	$2,384,111

Condensed Consolidating Statements of Operations
For the three months ended March 31, 2007
(In thousands)
(Unaudited)

		Guarantor	Non-Guarantor		Total
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
REVENUES:
Local services	$—	$133,656	$7,874	$(1,626)	$139,904
Access services	—	48,509	—	(873)	47,636
Long distance services	—	7,296	7,625	(536)	14,385
Cellular services	—	95,581	—	(92)	95,489
Directory and other services and sales	—	21,509	330	(7,858)	13,982

Total revenues	—	306,551	15,829	(10,985)	311,395

OPERATING COSTS AND EXPENSES:
Total operating costs and expenses	—	260,855	19,041	(10,985)	268,911

OPERATING INCOME (LOSS)	—	45,696	(3,212)	—	42,484

OTHER INCOME (EXPENSE), NET	21,148	(7,364)	444	(21,798)	(7,570)

INCOME (LOSS) BEFORE INCOME TAX EXPENSE (BENEFIT)	21,148	38,332	(2,768)	(21,798)	34,914

INCOME TAX EXPENSE (BENEFIT)	—	14,919	(1,153)	—	13,766

NET INCOME (LOSS)	$21,148	$23,413	$(1,615)	$(21,798)	$21,148

Condensed Consolidating Statements of Operations
For the three months ended March 31, 2006
(In thousands)
(Unaudited)

		Guarantor	Non-Guarantor		Total
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
REVENUES:
Local services	$—	$152,189	$7,976	$(2,401)	$157,764
Access services	—	54,722	—	(884)	53,838
Long distance services	—	7,798	9,894	(485)	17,207
Cellular services	—	85,335	—	(320)	85,015
Directory and other services and sales	—	192,074	384	(9,040)	183,418

Total revenues	—	492,118	18,254	(13,130)	497,242

OPERATING COSTS AND EXPENSES:
Total operating costs and expenses	(5)	289,274	19,418	(13,130)	295,557

OPERATING INCOME (LOSS)	5	202,844	(1,164)	—	201,685

OTHER INCOME, NET	168,661	15,895	346	(169,364)	15,538

INCOME (LOSS) BEFORE INCOME TAX EXPENSE (BENEFIT)	168,666	218,739	(818)	(169,364)	217,223

INCOME TAX EXPENSE (BENEFIT)	(766)	48,949	(392)	—	47,791

NET INCOME (LOSS)	$169,432	$169,790	$(426)	$(169,364)	$169,432

Condensed Consolidating Statements of Cash Flows
For the three months ended March 31, 2007
(In thousands)
(Unaudited)

		Guarantor	Non-Guarantor	Total
	Parent	Subsidiary	Subsidiaries	Consolidated
CASH PROVIDED OPERATING ACTIVITIES:	$—	$54,747	$3,568	$58,315

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, including removal costs	—	(21,607)	(132)	(21,739)

Net cash used in investing activities	—	(21,607)	(132)	(21,739)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of suspense shares by ESOP	29,178	—	—	29,178
Dividends paid	(11,140)	—	—	(11,140)
Borrowings/(repayment) intercompany loans	(18,038)	18,038	—	—

Net cash provided by financing activities	—	18,038	—	18,038

NET INCREASE IN CASH AND CASH EQUIVALENTS	—	51,178	3,436	54,614
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	152,644	26,494	179,138

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$203,822	$29,930	$233,752

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
Regulatory activity at the federal and local levels has been primarily directed at meeting challenges in maintaining support for local exchange rates and Universal Service while affecting the rate rebalancing and regulatory restructuring required by an increasingly competitive environment. Among the regulatory issues are: network interconnection and subscriber line charge.
We continue to meet the wholesale requirements of new competitors and have signed agreements with various wireless and wireline carriers. These agreements permit them to purchase unbundled network elements, to resell retail services, and to interconnect their networks with ours.
18. Subsequent Event
On May 7, 2007, the Company repaid in full amounts due under the Term Credit Facility, which had maturity date on February 28, 2011. Payment was principally made with cash from operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
     We are the largest telecommunications service provider in Puerto Rico and the seventh largest local exchange carrier in the United States as measured by access lines in service. We have two reportable segments: Wireline and Wireless. Wireline service, which has been provided since 1914, is marketed under the PRT brand. At March 31, 2007, we had approximately 996,000 access lines in service, including 750,000 residential and 246,000 business lines. We market our cellular service under the Verizon Wireless brand. The Company’s off-island long distance service is provided by PRTLD and its dial-up Internet access service is provided by Coqui.net.
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
     Our results of operations, financial position and sources and uses of cash in the current and future periods reflect management’s focus on the following four key areas:
•	Revenue Growth — Our emphasis is on revenue transformation, devoting more resources from traditional markets, where we have been experiencing access line erosion, to higher growth markets, such as wireless and broadband, including digital subscriber lines (DSL), as well as expanded data services to enterprise markets. For the quarter ended March 31, 2007, our wireless and broadband services represented 42% of the total revenues, up from 12% for the same period in 2006.

For the quarter ended March 31, 2007 revenues from the growth of wireless areas, in particular post-paid cellular services increased by 8% compared to the same period in 2006. This increase was driven by the net increase of approximately 60,000 post-paid wireless customers as of March 31, 2007 compared to those customers as of March 31, 2006. The data and broadband services revenues for the quarter ended March 31, 2007 increased by 12% compared to the same period in 2006. This increase was driven by strong DSL revenue growth. As of March 31, 2007, the DSL customers were higher by approximately 36,000 compared to those customers as of March 31, 2006.

•	Operational Efficiency — While focusing resources on growth markets, we are continually challenging our management team to reduce expenses, particularly through technology-assisted productivity improvements. The Company has significantly reduced workforce levels compared to the same period in 2006, which we expect will provide future benefits. At March 31, 2007, the Company had approximately 4,571 full-time employees compared to 4,883 at March 31, 2006.

•	Capital Allocation — Capital spending has been, and will continue to be, directed toward growth markets, such as High-speed wireless data or Evolution Data Optimized (EV-DO) technologies. Replacement of the TDMA network and expanded services offered to enterprise markets are some examples of areas of capital spending which support these growth markets.

•	Cash Flow Generation — The financial statements reflect the emphasis of management on using cash provided by our operating and investing activities to significantly reduce debt and to fund our pension plans.
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
CONSOLIDATED REVENUES

	For the Three Months Ended March 31,
	2007	2006	% Change
	(In millions)
Local	$140	$158	(11)%
Network Access	48	54	(11)%
Long Distance	14	17	(18)%
Cellular	95	85	12%
Directory and Other	14	183	(92)%

Consolidated revenues	$311	$497	(37)%

     Consolidated revenues for the three months ended March 31, 2007 decreased $186 million, or 37%, to $311 million from $497 million for the same period in 2006. The decrease was primarily the result of a decrease in directory revenues and local revenues.
     Local revenues for the three months ended March 31, 2007 decreased $18 million, or 11%, to $140 million from $158 million for the same period in 2006. This decrease was mainly due to a reduction of $22 million in basic voice service revenues as a result of a decrease in wireline deferred activation revenues of $11 million resulting from a change in the estimate of the average customer life used for amortizing previously-deferred activation charges, in access lines and in measured services, partially offset by a $4 million increase in data service revenues as a result of an increase in the number of customers requesting special services, such as DSL.
     Directory and other revenues for the three months ended March 31, 2007 decreased $169 million, or 92%, to $14 million from $183 million for the same period in 2006. This decrease was mainly due to the decrease in directory revenues as a result of the sale of the Company’s right to receive 35% of the revenues from the publication of directory advertising which resulted in proceeds of $167 million that were recognized as directory revenue in the quarter ended March 31, 2006.

CONSOLIDATED OPERATING EXPENSES

	For the Three Months Ended March 31,
	2007	2006	%Change
	(In millions)
Cost of services and sales	$78	$93	(16)%
Selling, general and administrative expenses	128	141	(9)%

Total consolidated operating expenses	$206	$234	(12)%

     Consolidated operating expenses for the three months ended March 31, 2007 decreased $28 million, or 12%, to $206 million from $234 million for the same period in 2006.
     Cost of services and sales for the three months ended March 31, 2007 decreased $15 million, or 16%, to $78 million from $93 million for the same period in 2006. This decrease was mainly due to a decrease in activation charges of $15 million resulting from a change in the estimate of the average customer life used for amortizing previously-deferred activation charges.
     Selling, general and administrative expenses for the three months ended March 31, 2007 decreased $13 million, or 9%, to $128 million from $141 million for the same period in 2006. This decrease was mainly due to the absence during the three months ended March 31, 2007 of the transaction and indemnity costs of $9 million associated with the sale transaction of the Company’s equity interest in the Puerto Rico directory operation and the publication right of directory advertising recognized during quarter ended March 31, 2006 and a decrease in labor and benefits of $5 million mainly due to a decrease in pension expense as a result of the actuarial projection for year 2007 with an increase in expected returns on plan assets and a decrease in the amortization of unrecognized actuarial loss in comparison with year 2006.

OTHER CONSOLIDATED RESULTS

	For the Three Months Ended March 31,
	2007	2006	%Change
	(In millions)
Depreciation and amortization	$63	$62	2%
Interest expense and others	7	12	(42)%
Equity income in joint venture	—	(28)	(100)%
Minority interest in consolidated subsidiary	1	1	—%
Income tax expense	14	48	(71)%

Total Other Consolidated Results	$85	$95	(11)%

Depreciation and amortization expense
     Depreciation and amortization expense for the three months ended March 31, 2007 increased $1 million, or 2%, to $63 million from $62 million for the same period in 2006 mainly due to an increase in plant in service as a result of additions related to CDMA network.
Interest expense, net
     Interest expense for the three months ended March 31, 2007 decreased $5 million, or 42%, to $7 million from $12 million for the same period in 2006. The decrease was primarily due to lower outstanding debt and higher invested cash balance.
Equity income from joint venture
     The Company generated equity income from joint venture until March 31, 2006, date on which the Company consummated the sale of its equity interest in the Puerto Rico directory operation. The net pre-tax gain from the sale of the Company’s equity interest was $27 million.
Minority interest in consolidated subsidiary
     The $1 million minority interest included in the Company’s results of operations for the three months ended March 31, 2007 and 2006, respectively, reflects the 33% interest in Coqui.net, held by Popular, Inc., one of our shareholders.
Income taxes
     The effective income tax rate is the provision for income taxes as a percentage of income before tax from continuing operations. A $14 million tax provision for the three months ended March 31, 2007 reflects a 38.7% effective tax rate. The difference in the tax provision of $22 million between the effective and the statutory tax rate of 39% primarily represents permanent differences related to amortization of tax deductible goodwill.

SEGMENT RESULTS OF OPERATIONS
          The Company has two reportable segments, Wireline and Wireless. See Note 16 to the unaudited condensed consolidated financial statements for additional information on the Company’s segments. Reclassifications of prior period’s data have been made to conform to the current period’s presentation.
     The Wireline segment consists of the following:
•	Local services, including basic voice, telephone and telecommunications equipment rentals, value-added services, high-speed data services, and Internet access;

•	Long distance services including direct dial on-island and off-island, operator assisted calls, and prepaid calling card;

•	Access services to long distance carriers, competitive local exchange carriers, and wireless operators for originating and terminating calls on the Company’s network; and

•	Telecommunication equipment sales and billing and collection services to competing long distance operators in Puerto Rico.
     The Wireless segment consists of:
•	Postpaid and prepaid services; and

•	Wireless equipment sales.

WIRELINE REVENUES

	For the Three Months Ended March 31,
	2007	2006	%Change
	(In millions)
Local	$145	$163	(11)%
Network Access	48	55	(13)%
Long Distance	15	18	(17)%
Directory and Other	14	183	(92)%

Total Wireline	$222	$419	(47)%

OPERATING DATA

	2007	2006	%Change
Access Lines in Service (000’s):
Residential	750	826	(9)%
Business	246	265	(7)%

Total	996	1,091	(9)%

     Wireline revenues include local service, network access, long distance, directory and other revenues. For the three months ended March 31, 2007, wireline revenues decreased $198 million, or 47%, to $222 million from $419 million for the same period in 2006. The revenue decrease is primarily attributable to a decline in directory revenues as a result of the sale of the Company’s right to receive 35% of the revenues from the publication of directory advertising on March 31, 2006. The Company received proceeds of $167 million for the publication right, which were recognized as directory revenue. Also, the decrease was driven by a decrease of $18 million in local service revenues.
Local Services
     Local service revenues include revenues from basic voice, telephone and telecommunications equipment rental, value-added services, high-speed data services, and Internet access. Local service revenues for the three months ended March 31, 2007 decreased $18 million, or 11%, to $145 million from $163 million for the comparable 2006 period. This decrease was mainly due to a reduction of $22 million in basic voice service revenues driven by lower activation revenues of $11 million resulting from a change in the estimate of the average customer life used for amortizing previously deferred activation revenues, and lower basic rent, measured services and class services of $10 million as a result of a decrease in access lines. This decrease was partially offset by a $4 million increase in data service revenues as a result of an increase in the number of customers requesting special services, such as DSL.
Network Access
     Network access revenues include revenues from services provided to long distance carriers, competitive local exchange carriers, and wireless operators for originating and terminating calls on our network. These revenues for the three months ended March 31, 2007 decreased $7 million, or 13%, to $48 million compared to $55 million for the same 2006 period. The decrease was mainly due to a decrease in intra-island access revenues of $3 million and in interstate switching and special access revenues of $ 3 million due to lower access traffic.
Long Distance
     Long distance revenues include direct dial on-island and off-island, operator-assisted calls and prepaid calling cards revenues. Long distance revenues for the three months ended March 31, 2007 decreased $3 million, or 17%, to $15 million compared to $18 million for the same 2006 period. The decrease was primarily due to a decrease in off-island long distance revenues of $3 million resulting from lower minutes of use.
Directory and Other
     Directory and other revenues include revenues from directory publishing rights, telecommunication equipment sales and billing and collection services provided to competing long distance operators in Puerto Rico. Directory and other revenues for the three months ended March 31, 2007 decreased $170 million, or 92%, to $14 million from $183 million for the same period in 2006. The decrease reflects the sale during the first quarter of 2006 of the Company’s right to receive

35% of the revenues from the publication of directory advertising, which resulted in proceeds of $167 million that were recognized as directory revenue in the quarter ended March 31, 2006, and a decrease in the directory publishing rights revenues of $3 million when the Company consummated the sale of its equity interest in the Puerto Rico directory operation.
WIRELINE EXPENSES AND CHARGES

	For the Three Months Ended March 31,
	2007	2006	%Change
	(In millions)
Cost of services and sales	$49	$64	(23)%
Selling, general and administrative expenses	101	114	(11)%

Total Wireline	$150	$178	(16)%

     Wireline expenses for the three months ended March 31, 2007 decreased $28 million, or 16%, to $150 million from $178 million for the same period in 2006.
Cost of services and sales
     Cost of services and sales for the three months ended March 31, 2007 decreased $15 million, or 23%, to $49 million from $64 million for the same period in 2006. The decrease was mainly driven by lower activation charges of $13 million resulting from a change in the estimate of the average customer life used for amortizing previously deferred activation charges and a decrease in labor and benefits of $1 million mainly due to a decrease in pension expense as a result of the actuarial projection for year 2007 in which the expected return on plan assets increased and the amortization of unrecognized actuarial losses decreased in comparison with year 2006.
Selling, general and administrative expenses
     Selling, general and administrative expenses for the three months ended March 31, 2007 decreased $13 million, or 11%, to $101 million from $114 million for the same period in 2006. The decrease was mainly due to the absence of the indemnity costs of $9 million associated with the sale transaction of the equity interest in the Puerto Rico directory operation and the publication right of directory advertising recognized during the quarter ended March 31, 2006, and a decrease in labor and benefits of $6 million mainly due to a decrease in pension expense as a result of the actuarial projection for year 2007 in which the expected return on plan assets increased and the amortization of unrecognized actuarial losses decreased in comparison with year 2006. These decreases were partially offset by an increase of $2 million in the inventory obsolescence mainly related to tools and terminal materials.

WIRELESS REVENUES

	For the Three Months Ended March 31,
	2007	2006	%Change
	(In millions)
Postpaid Cellular	$68	$63	8%
Prepaid Cellular	5	4	25%
Total Cellular	73	67	9%
Wireless Equipment and Other	23	19	21%

Total Wireless	$96	$86	12%

OPERATING DATA

	2007	2006	%Change
Cellular Customers (000’s):
Postpaid	458	398	15%
Prepaid	106	105	1%

Total	564	503	12%

Postpaid Cellular Average Revenue Per Unit (ARPU)	$52	$52	—%
Prepaid Cellular ARPU	17	13	31%
Combined Cellular ARPU	45	44	2%
     Revenues from wireless services and related equipment sales and other services for the three months ended March 31, 2007 increased $10 million, or 12%, to $96 million from $86 million when compared to the same period in 2006, driven by strong growth in the number of cellular subscribers.
Cellular Revenues
     Cellular revenues for the three months ended March 31, 2007 increased $6 million, or 9%, to $73 million from $67 million for the same period in 2006. This increase was mainly due to an increase of $6 million in access rent revenues resulting from an increase of approximately 60,000 postpaid cellular customers as of March 31, 2007 when compared to the number of customers as of March 31, 2006 resulting from attractive price plans and the strength of the network coverage and capacity.
Wireless Equipment and other
     Revenues from wireless equipment sales and other services for the three month ended March 31, 2007 increased $4 million, or 21%, to $23 million from $19 million when compared to the same period in 2006. This increase was mainly due to an increase in wireless data revenues of $2 million resulting from higher short message services revenue and higher downloads of mobile entertainment applications marketed under Get it now. In addition, wireless equipment sales increased by $2 million due to higher average rate of the equipment sold.
WIRELESS EXPENSES AND CHARGES

	For the Three Months Ended March 31,
	2007	2006	%Change
	(In millions)
Cost of services and sales	$30	$30	—
Selling, general and administrative expenses	33	32	3%

Total Wireless	$63	$62	2%

     Wireless expenses for the three months ended March 31, 2007 increased $1 million, or 2%, to $63 million from $62 million for the same period in 2006.

Cost of services and sales
     Cost of services and sales for the three months ended March 31, 2007 remained constant at $30 million when compared for the same period in 2006.
Selling, general and administrative expenses
     Selling, general and administrative expenses for the three months ended March 31, 2007 increased $1 million, or 3%, to $33 million from $32 million for the same period in 2006. The increase was mainly driven by higher wireless commission expense due to higher contracts renewals as a result of attractive offerings.

LIQUIDITY AND CAPITAL RESOURCES
CONSOLIDATED FINANCIAL CONDITION

	For the Three Months Ended March 31,
	2007	2006	Change
	(in millions)
Cash flows from (used in):
Operations	$58	$242	($184)
Investing	(22)	4	($26)
Financing	18	(52)	$70
OVERALL LIQUIDITY ASSESSMENT
     At March 31, 2007, current assets exceeded current liabilities by $321 million. We believe our sources of funds including cash flows from operations, sales of non-strategic assets and readily available external financing arrangements will be sufficient to meet ongoing requirements.
     On March 31, 2006, the Company completed the sale of its equity interest in the Puerto Rico directory operation and its right to receive 35% of the revenues from the publication of directory advertising. The Company received net proceeds from the sale of $190 million, with an after tax gain of $149 million. The Company used the proceeds to reduce long-term debt.
     On March 1, 2006, the Company entered into a $275 million term credit facility which was available to be drawn in one borrowing at any time until May 1, 2006 and will mature on February 28, 2011. On May 1, 2006, the term credit facility was drawn in full and proceeds were used for repayment of the senior notes maturing on May 15, 2006. See Note 12 to the consolidated financial statements for more information.
OPERATIONS
     Cash from operations continued to be our primary source of funds. The $184 million decrease in cash from operations for the three months ended March 31, 2007 compared to same period in 2006 primarily reflects that in the first quarter of 2006 we received $167 million from the sale of the Company’s right to receive 35% of the revenues from the publication of directory advertising, and higher pension contributions of $18 million.
INVESTING
     Net cash used in investing activities for the three months ended March 31, 2007 was $22 million compared to net cash provided by investing activities of $4 million for the same period in 2006. The $26 million decrease in net cash for investing activities primarily reflected that during the first quarter of 2006 we received $23 million of the sale of the Company’s equity interest in the Puerto Rico directory operation and $4 million from a cash sweep related to the sale mentioned above.
     Our planned capital expenditures for 2007 are approximately $160 million, which we expect to finance with internally generated funds.
FINANCING
     Net cash provided by financing activities for the quarter ended March 31, 2007 was $18 million. The increase of $70 million in the cash provided by financing activities was mainly due to the absence of the net repayments of commercial paper of $52 million issued during the first quarter ended March 31, 2006 and the proceeds from the ESOP Trust of an aggregate amount of $29 million received on March 30, 2007 to pay the outstanding principal and accrued interest in respect of all of the outstanding loans made by the Company to the ESOP Trust. These proceeds were in connection with the closing of the transactions from the sale of the Company to Sercotel.
     The Company’s dividend’s policy requires the payment of dividends equal to at least 50% of consolidated net income, payable quarterly to the extent funds are legally available. For the first quarter ended March 31, 2007, the Company declared legal dividends of $11 million. The dividends corresponding to the consolidated net income for the first quarter ended March 31, 2006 were recognized in the second quarter 2006. The senior note indentures and credit facility agreements do not contain restrictions on the payment of dividends.
OFF-BALANCE SHEET ARRANGEMENTS
     The Company currently does not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

REGULATORY AND OTHER MATTERS
REGULATORY AND COMPETITIVE TRENDS
     Regulatory activity at the Federal and local levels has been primarily directed at meeting challenges in maintaining support for local exchange rates and Universal Service while putting into effect the rate rebalancing and regulatory restructuring required by an increasingly competitive environment. Some of the regulatory issues are: network interconnection and subscriber line charge.
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
     Since PRTC is a member of the NECA Common Line Pool, any SLC under billing has been recovered from the NECA pool. As a result, PRTC, in conjunction with NECA, have been discussing the back-billing issue taking into consideration the NECA Administration Procedures and FCC orders and opinions issued in connection with back-billing controversies. On June 1, 2006, PRTC started billing the SLC correctly to all its customers and back bill customers a six (6) month period from December 2005 until May 2006, inclusive. PRTC agreed with USAC to submit amended reports for 24 months since May 2006, to refund for the excess funds recovered by PRTC from the NECA Pool. On July 28, 2006, members of NECA and PRTC agreed to jointly approach the FCC during the month of August 2006 to seek a determination of the proper back-billing period and to inform USAC of the situation, as deemed necessary. On September 15, 2006, PRTC representatives met with FCC and USAC to discuss PRTC’s petition regarding a six (6) month term for back billing and for the devolution of funds to USAC. On September 27, 2006 PRTC submitted a letter expressing the reasoning behind the petition that the FCC should determine that the six (6) month period is reasonable under the specific circumstances. PRTC accepted NECA’s arguments and ceased all efforts to obtain an opinion from the FCC. Therefore, PRTC will adjust all monthly reports to NECA until May 2008.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
INTEREST RATE SENSITIVITY
     We are exposed to market risk in the normal course of business, resulting primarily from interest rate changes on our senior notes agreements.
     The following table summarizes the fair value of our senior notes at March 31, 2007 and December 31, 2006 and provides a sensitivity analysis of the fair values of these instruments assuming a 100 basis point increase or decrease in the yield curve. The sensitivity analysis does not include the fair values of our floating-rate debt since it is not significantly affected by changes in market interest rates.

			Fair Value
			Assuming 100 Basis Point
	Carrying Amount	Fair Value	Increase	Decrease
	(In thousands)
March 31, 2007:

Senior notes	$299,952	$315,648	$309,356	$322,099

December 31, 2006:

Senior notes	$299,947	$310,113	$303,451	$316,959

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
Item 1A. Risk Factors
     There have been no material changes from our risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.
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

TELECOMUNICACIONES DE PUERTO RICO, INC.
By:	/s/ Cristina M. Lambert
Name:	Cristina M. Lambert
Title:	President and Chief Executive Officer
Date:	May 15, 2007

By:	/s/ Héctor Houssay
Name:	Héctor Houssay
Title:	Vice President Finance and Chief Financial Officer
Date:	May 15, 2007

By:	/s/ Angel O. Vega
Name:	Angel O. Vega
Title:	Controller
Date:	May 15, 2007

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION
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

10.19
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

10.21
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

10.22
ESOP Loan Agreement dated as of November 4, 2005, by and between the Trust of the Employee Stock Ownership Plan of Telecomunicaciones de Puerto Rico, Inc. and Telecomunicaciones de Puerto Rico, Inc. (Incorporated by reference to Exhibit 10.24 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (File 333-85503)).

10.23
Letter Waiver and Amendment of Credit Agreement dated February 28, 2007 among Telecomunicaciones de Puerto Rico, Inc., as Borrower, Puerto Rico Telephone Company, Inc., as Guarantor, the Initial Lenders named therein, Citibank, N.A., as Administrative Agent, Banco Bilbao Vizcaya Argentaria Puerto Rico and Scotiabank of Puerto Rico, as Co-Syndication Agents, and Banco Popular de Puerto Rico and The Bank of Tokyo-Mitsubishi UFG, LTD., New York Branch, as Co-documentation Agents, temporarily waiving requirements of Section 6.01 (h) and amending Section 1.01 (Incorporated by reference to Exhibit 10.25 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File 333-85503)).

31.1	Certification of Principal Executive Officer (Filed herewith).

31.2	Certification of Principal Financial Officer (Filed herewith).

32.1	Certification Required by 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith).